Form 10-Q
period 1996-06-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1996-08-13
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ------------------------------------------------

                                   FORM 10-Q




(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996.


                                      OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission File Number: 0-26570


                  Harrodsburg First Financial Bancorp, Inc.
            (Exact name of registrant as specified in its charter)

     Delaware                                               61-1284899
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                  40330-1620
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (606) 734-5452

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.        Yes         X No

As of August 1, 1996, 2,145,945 shares of the registrant's common stock were issued and outstanding.

Page 1 of 17 Pages                                  Exhibit Index at Page N/A
                                                                         -----

                                   CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1996 (unaudited)
          and September 30, 1995                                             3

          Consolidated Statements of Income for the Three-Month
          Periods Ended June 30, 1996 and 1995 (unaudited) and
          the Nine-Month Periods Ended June 30, 1996 and 1995
          (unaudited)                                                        4

          Consolidated Statements of Cash Flows for the Nine-Month
          Periods Ended June 30, 1996 and 1995 (unaudited)                   5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16
Item 2.   Changes in Securities                                             16
Item 3.   Defaults Upon Senior Securities                                   16
Item 4.   Submission of Matters to a Vote of Security Holders               16
Item 5.   Other Information                                                 16
Item 6.   Exhibits and Reports on Form 8-K                                  16

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                              ------------------


                                                       As of          As of
                                                     June 30,     September 30,
   ASSETS                                              1996           1995
                                                   ------------   -------------
                                                    (unaudited)
Cash and due from banks                            $    603,192   $    551,447
Interest bearing deposits                            18,529,053     21,438,983
Certificates of deposit                               3,000,000      5,500,000
Available-for-sale securities                         1,647,756      1,332,177
Held-to-maturity securities                           8,986,825      1,747,343
Loans receivable, net                                75,483,726     75,433,526
Accrued interest receivable                             589,016        553,686
Premises and equipment, net                             595,378        538,584
Other assets                                            142,309        138,527
                                                    -----------    ------------

      Total assets                                 $109,577,255   $107,234,273
                                                    ===========    ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                        $ 77,844,827   $  75,893,177
   Advance payments by borrowers for
     taxes and insurance                                 51,863          86,929
   Income taxes payable                                 818,616         634,083
   Other liabilities                                     34,272         434,870
                                                   ------------   -------------
      Total liabilities                              78,749,578      77,049,059
                                                   ------------   -------------

Stockholders' equity:
   Common stock, $0.10 par value, 5,000,000
     shares authorized;
       2,182,125 shares issued                          218,213        218,213
   Additional paid-in capital                        20,983,037     20,948,904
   Retained earnings, substantially restricted       10,600,889      9,934,378
   Treasury stock, 23,100 shares, at cost              (353,763)             0
   Net unrealized appreciation on available-
     for-sale securities                              1,037,701        829,419
   Unallocated employee stock ownership plan
     (ESOP) shares                                   (1,658,400)    (1,745,700)
                                                    -----------    -----------
      Total stockholders' equity                     30,827,677     30,185,214
                                                    -----------    -----------

      Total liabilities and stockholders' equity   $109,577,255   $107,234,273
                                                    ===========    ===========


         See accompanying notes to consolidated financial statements.

           HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                              ------------------


                            For the Three-Month Periods For the Nine-Month Periods
                                   Ended June 30             Ended June 30
                                 1996        1995          1996        1995
                                ---------   ---------     ---------    ---------
Interest income:
  Interest on loans            $1,479,275  $1,418,579    $4,441,402  $4,172,942
  Interest and dividends
    on securities                 128,798      26,260       264,883      76,615
  Other interest income           309,749     203,877     1,056,676     620,585
                                ---------   ---------     ---------   ---------
    Total interest income       1,917,822   1,648,716     5,762,961   4,870,142
                                ---------   ---------     ---------   ---------

Interest expense:
  Interest on deposits            973,010     971,870     2,936,401   2,739,463
                                ---------   ---------     ---------   ---------

Net interest income               944,812     676,846     2,826,560   2,130,679
Provision for loan losses               0      22,584             0      76,982
                                ---------   ---------     ---------   ---------
Net interest income after
  provision for loan losses       944,812     654,262     2,826,560   2,053,697
                                ---------   ---------     ---------   ---------

Non-interest income:
  Loan and other service fees,
    net                            19,573      14,564        56,058      44,084
  Real estate operations, net           0         (66)            0        (681)
  Other                             5,852       6,327        16,933      15,479
                                ---------   ---------     ---------   ---------
    Total non-interest income      25,425      20,825        72,991      58,882
                                ---------   ---------     ---------   ---------

Non-interest expense:
  Compensation and benefits       200,710     195,722       612,035     558,679
  Occupancy expenses, net          30,357      30,624        90,527      99,024
  Federal and other insurance
    premiums                       48,902      46,801       163,739     141,157
  Data processing expenses         21,486      21,459        69,047      66,629
  State franchise tax              24,143      20,608        68,894      63,086
  Other operating expenses         67,030      45,923       259,511     152,747
                                ---------   ---------     ---------   ---------
    Total non-interest expense    392,628     361,137     1,263,753   1,081,322
                                ---------   ---------     ---------   ---------

Income before income tax
  expense                         577,609     313,950     1,635,798   1,031,257
Income tax expense                200,591     106,743       567,775     350,628
                                ---------   ---------     ---------   ---------

Net income                     $  377,018  $  207,207    $1,068,023  $ 680,629
                                =========   =========     =========   =========

Earnings per share             $     0.19         N/A    $     0.53         N/A
                                =========   =========     =========   =========


         See accompanying notes to consolidated financial statements.

           HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                              ------------------

                                                  For the Nine-Month Periods
                                                         Ended June 30,
                                                      1996               1995
                                                    ---------          -------
Cash flows from operating activities:
Net income                                         $1,068,023         $ 680,629
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Provision for loan losses                               0             76,982
   ESOP benefit expense                              121,433                  0
   Provision for depreciation                         43,740             52,609
   Amortization of loan fees                         (46,594)           (30,520)
   FHLB stock dividend                               (59,400)           (51,800)
   Change in:
     Interest receivable                             (35,330)            45,396
     Interest payable                                 (1,419)             1,417
     Accrued liabilities                             (33,765)            (9,312)
     Prepaid expense                                  (3,782)           (34,388)
     Income taxes payable                             77,236             59,033
                                                  ----------         ----------
      Net cash provided by operating
       activities                                  1,130,142            790,046
                                                  ----------         ----------

Cash flows from investing activities:
Net (increase) decrease in loans                      (3,606)        (1,913,236)
Proceeds from certificates of deposit              2,500,000                  0
Purchase of held-to-maturity securities           (7,208,849)                 0
Principle repayments - mortgage back
  securities                                          28,766                  0
Purchase of fixed assets                            (100,534)          (109,768)
                                                  ----------         ----------
      Net cash (used) by investing
        activities                                (4,784,223)        (2,017,110)
                                                  ----------         ----------

Cash flows from financing activities:
Net increase (decrease) in demand
  deposits,  NOW accounts and savings
  accounts                                           924,648         (1,461,452)
Net increase (decrease) in certificates
  of deposits                                      1,027,002            380,368
Net increase (decrease) in custodial
  accounts                                           (35,066)           (11,061)
Payment of conversion expenses                      (365,414)                 0
Purchase of common stock                            (353,763)                 0
Dividends paid                                      (401,511)                 0
                                                  ----------         ----------

      Net cash provided (used) by
        financing activities                         795,896         (1,092,145)
                                                  ----------         ----------

Increase (decrease) in cash and cash
  equivalents                                     (2,858,185)        (2,319,209)

Cash and cash equivalents, beginning of
  period                                          21,990,430         10,350,456
                                                  ----------         ----------

Cash and cash equivalents, end of period         $19,132,245         $8,031,247
                                                  ==========          =========

Supplemental Disclosures of cash flow
  information:
   Cash paid for interest on deposits            $ 2,937,819        $ 2,738,046
                                                  ==========          =========
   Cash paid for income taxes                    $   455,111        $   252,209
                                                  ==========          =========

Supplemental disclosures of noncash
  activities:
   Mortgage loans originated to finance
     sale of foreclosed real estate                                  $  17,500
                                                                      ========

         See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

       Harrodsburg First Financial Bancorp (the "Company") was formed at the direction of First Federal Savings Bank of Harrodsburg (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from mutual to stock form (the "Conversion"). Since the Conversion, the Company's primary assets have been the outstanding capital stock of the Bank, 50% of the net proceeds of the Conversion, and a note receivable from the Company's Employee Stock Ownership Plan ("ESOP"), and its sole business is that of the Bank. Accordingly, the consolidated financial statements and discussions herein include both the Company and the Bank. The Company was incorporated at the direction of the Board of Directors of the Bank in June 1995. On September 29, 1995, the Bank converted from mutual to stock form as a wholly owned subsidiary of the Company. In conjunction with the Conversion, the Company issued 2,182,125 shares of its common stock to the public.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1996.


2.     Earnings Per Share

       Earnings per share for the three and nine month periods ended June 30, 1996 amounted to $0.19 per share and $0.53 per share, respectively, based on weighted average common shares outstanding. The weighted average number of common shares outstanding for the three and nine month periods ended June 30, 1996 was 2,003,280 and 2,006,145 shares, respectively. Earnings per share is not presented for the three and nine month periods ended June 30, 1995 because the conversion to a stock savings bank with the simultaneous formation of a unitary savings and loan holding company did not occur until September 29, 1995.


3.     Impaired Loans

       In May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." In October 1994, this statement was amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 as amended generally requires that impaired loans be measured based on the present value of the loan's expected future cash flows discounted at the loan's effective interest rate. The measurement of impairment for loans that are collateral dependent may be based on the fair value of the collateral. If the present value or the fair value of the collateral is less than the recorded investment in the loan an impairment will be recognized. This statement as amended allows a creditor to use existing methods for recognizing interest income on an impaired loan. Both of these statements are effective for financial statements for fiscal years beginning after December 15, 1994. The Company adopted these standards on October 1, 1995.

       The Company has defined its population of impaired loans as consisting of all loans in a non-accrual status. Non-accrual loans, which includes all impaired loans, are loans which management believes may have defined weaknesses whereby it is probable that all amounts due under the contractual terms of the agreement will not be collected. Generally, these are loans which are past due as to maturity or payment of principal or interest for a period of more than 90 days unless such loans are well-secured and in the process of collection. Payments received on these loans are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, combined with sustained repayment performance by the borrower.

       As of June 30, 1996 and for the nine month period then ended, the Company did not have any impaired loans. The following summarizes the activity in the allowance for loan losses for the nine months ended June 30, 1996.

                                       Allowances for General
                                         Losses on    Allowance for
                                       Impaired Loans Loan Losses    Total

        Balance, September 30, 1995      $       0    $ 297,292   $ 297,292
           Additions                             0            0           0
           Charge-offs                           0            0           0
           Recoveries                            0            0           0
                                          --------     --------    --------

        Balance, June 30, 1996           $       0    $ 297,292   $ 297,292
                                          ========     ========    ========


4.  Dividends

    A cash dividend of $0.20 per share was paid on April 15, 1996 to stockholders of record as of April 8, 1996. The total dividends paid by the Company for the nine months ended June 30, 1996 amounted to $401,511.

5.  Treasury stock

    Pursuant to the stock repurchase plan approved by the Board of Directors of the Company on March 18, 1996, the Company repurchased a total of 23,100 shares at a total price of $353,763 during the nine months ended June 30, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 1996 and 1995

Net Income

Net income increased by $170,000 or 82.0% for the three months ended June 30, 1996 as compared to the same period in 1995. The net increase of $170,000 was due to an increase of $268,000 in net interest income, an increase of $5,000 in non-interest income, a decrease of $22,000 in the provision for loan losses, offset by a $31,000 increase in non-interest expense and a $94,000 increase in income tax expense.

Interest Income

Interest income was $1.9 million, or 7.09% of average interest-earning assets, for the quarter ended June 30, 1996 as compared to $1.6 million, or 7.27% of average interest-earning assets, for the quarter ended June 30, 1995. Interest income increased by $269,000 or 16.3% from 1995 to 1996. The increase in interest income was due primarily to a $17.4 million increase in the average balance of interest-earning assets during the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. The increase in interest-earning assets during the quarter ended June 30, 1996 compared to the same period in 1995 was primarily due to the net proceeds received in the stock conversion, which was effective September 29, 1995.

Interest Expense

Interest expense was $973,000, or 4.55% of average interest-bearing deposits, for the quarter ended June 30, 1996 as compared to $972,000, or 4.81% of average interest-bearing deposits, for the corresponding period in 1995. Interest expense remained relatively constant as the decrease of 26 basis points in the average rate paid on deposits during the quarter ended June 30, 1996 compared to the same period ended June 30, 1995 was offset by an increase of $4.7 million in the balance of average interest-bearing liabilities in 1996 compared to 1995.

Provision for Loan Losses

There was no provision for loan losses during the quarter ended June 30, 1996; while in the quarter ended June 30, 1995, the provision for loan losses amounted to $22,000. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At June 30, 1996 the allowance for loan losses represented .39% of total loans compared to .38% at June 30, 1995.

There can be no assurance that management will not decide to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolios in the future, will not request the Bank to increase such allowance, either of which could adversely affect bank earnings. Further, there can be no assurance that the Bank's actual loan losses will not exceed its allowance for loan losses.

Non-Interest Income

Non-interest income amounted to $25,000 and $20,000 for the quarter ended June 30, 1996 and 1995, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $20,000 and $14,000 for the quarter ended June 30, 1996 and 1995, respectively. The increase in non-interest income of $5,000 was primarily due to the increase in income from late fees on delinquent loans plus an increase in service fees on deposit transaction accounts.

Non-Interest Expense

Non-interest expense increased $31,000 or 8.7% to $392,000 for the quarter ended June 30, 1996 compared to $361,000 for the comparable period in 1995. Non-interest expense was 1.4% of average assets for the quarter ended June 30, 1996 and 1.6% for the quarter ended June 30, 1995. The increase of $31,000 was due primarily to an increase in compensation and benefits of $5,000 and an increase of $21,000 in other operating expenses. The increase of $5,000 in compensation and benefits was due to an expense of $27,000 related to the employee stock ownership plan during 1996 partially offset by retirement plan expense and employee bonuses paid in 1995, but not in 1996. The increase of $21,000 in other operating expenses is due primarily to approximately $15,000 in additional expense related to being a public company.

Income Taxes

The provision for income tax expense amounted to $200,000 and $106,000 for the quarters ended June 30, 1996 and 1995, respectively, which as a percentage of income before income tax expense amounted to 34.7% for 1996 and 34.0% for 1995.


Results of Operations for the Nine Months Ended June 30, 1996 and 1995

Net Income

Net income increased by $387,000 or 56.9% for the nine month period ended June 30, 1996 as compared to the same period in 1995. The net increase of $387,000 was due to an increase of $695,000 in net interest income, an increase of approximately $14,000 in non-interest income, a decrease of $77,000 in the provision for loan losses, offset by approximately a $182,000 increase in non-interest expense and a $217,000 increase in income tax expense for the nine month period ended June 30, 1996 compared to the same period in 1995.

Interest Income

Interest income was $5.8 million, or 7.18% of average interest-earning assets, for the nine month period ended June 30, 1996 as compared to $4.9 million, or 7.14% of average interest-earning assets, for the nine month period ended June 30, 1995. Interest income increased by $893,000 or 18.3% from 1995 to 1996. The increase in interest income was due primarily to an increase of $16.1 million in the average balance of interest-earning assets during the nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995. The increase in interest-earning assets during the nine-month period ended June 30, 1996 compared to the same period in 1995 was primarily due to the net proceeds received in the stock conversion, which was effective September 29, 1995.

Interest Expense

Interest expense was $2.9 million, or 4.47% of average interest-bearing deposits, for the nine month period ended June 30, 1996 as compared to $2.7 million, or 4.60% of average interest-bearing deposits, for the corresponding period in 1995. Interest expense increased by $196,000 or 7.2% from 1995 to 1996. The increase in interest expense was due primarily to a 13 basis point increase in the average rate paid on the deposits plus a $3.5 million increase in the average balance of interest-bearing deposits during the period ended June 30, 1996 compared to the corresponding period in 1995.

Provision for Loan Losses

There was no provision for loan losses during the nine month period ended June 30, 1996; while in the nine month period ended June 30, 1995, the provision for loan losses amounted to $77,000. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $73,000 and $59,000 for the nine month period ended June 30, 1996 and 1995, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $56,000 and $44,000 for the nine month period ended June 30, 1996 and 1995, respectively. The increase in non-interest income of $14,000 was primarily due to the increase in income from late fees on delinquent loans plus an increase in deposit transaction service fees.


Non-Interest Expense

Non-interest expense increased $182,000 or 16.9% to $1,264,000 for the nine month period ended June 30, 1996 compared to $1,082,000 for the comparable period in 1995. Non-interest expense was 1.6% of average assets for both periods. The increase of $182,000 was due primarily to an increase in compensation and benefits of $53,000, an increase in federal and other insurance premiums of $22,000 and an increase in other operating expenses of $107,000. The increase of $53,000 in compensation and benefits was due primarily to an expense of $121,000 related to the employee stock ownership plan during 1996 partially offset by retirement plan expense and employee bonus expense incurred in 1995, but not in 1996. The increase of $22,000 in federal and other insurance premiums is due to added premium charged by the Federal Deposit Insurance Corporation on the increase in customer deposits. The increase of $107,000 in other operating expenses is due primarily to approximately $85,000 in additional expense related to being a public company, which includes increases in legal, accounting, printing and postage, and tax and regulatory filing fees.


Income Taxes

The provision for income tax expense amounted to approximately $568,000 and $351,000 for the nine month period ended June 30, 1996 and 1995, respectively, which as a percentage of income before income tax expense amounted to a 34.7% for 1996 and 34.0% for 1995.

Non-Performing Assets

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.
                                          June 30, 1996       September 30, 1995
                                          -------------       ------------------
                             (amounts in thousands)
Loans accounted for on a non-accrual
  basis:(1)
    Real Estate:
      Residential...................      $                       $
                                            -------                 -------
          Total.....................
                                            -------                 -------

Accruing loans which are contractually past due 90 days or more:
   Real Estate:
    Residential.....................            490                     472
    Other ..........................             62                     110
    Commercial......................
   Consumer.........................             84                      85
                                            -------                 -------
          Total.....................            636                     667
                                            =======                 =======

    Total of non-accrual and 90 day past
          due loans.................      $     636               $     667
                                            =======                 =======
Percentage of net loans.............            .84%                    .88%
                                            =======                 =======
Other non-performing assets (2).....      $                       $
                                            =======                 =======
(1) Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value.
    Payments   received  on  a  non-accrual  loan  are  either  applied  to  the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

(2) Other non-performing assets represent property acquired by the Bank through foreclosure. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

At June 30, 1996, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the nine months ended June 30, 1996 on the loans in the table above has been included in income.

At June 30, 1996, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms, except as described in the following paragraph:

   As of June 30, 1996, the Bank has a commercial loan in the amount of $770,000 secured by certain real estate in a shopping center located in Nicholasville, Kentucky, which is delinquent two monthly payments according to the terms of the loan. The Bank is currently receiving monthly payments and management is of the opinion that the market value of the property is adequate to protect it from any loss at this time.

Financial Condition

The Company's consolidated assets increased approximately $2.4 million or 2.2% to $109.6 million at June 30, 1996 compared to $107.2 million at September 30, 1995. The increase primarily reflected an increase of $7.6 million in investment securities offset by a $5.4 million decrease in cash, interest-bearing deposits and certificates of deposits.

The Company's investment portfolio increased approximately $7.6 million. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $315,000 due solely to the increase in market value of such securities. Held-to-maturity securities increased $7.2 million due to the purchase of FHLB, FNMA, and local municipal bonds, based on management's decision to seek higher yields on funds available for investment.

Under SFAS No. 115, unrealized gains or losses on available-for-sale securities are recorded net of deferred income tax as a separate component of stockholders' equity. At June 30, 1996, the Company included net unrealized gains of approximately $1.0 million in stockholders' equity. At September 30, 1995, the Company included net unrealized gains of approximately $829,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans receivable increased by $50,000 from $75.4 million at September 30, 1995 to $75.5 million at June 30, 1996. This slight increase reflects the strong competition in the local market area and the relative stability of interest rates.

Deposits increased approximately $1.9 million or 2.6% from $75.9 million at September 30, 1995 to $77.8 million at June 30, 1996. This increase reflects the Company's competively priced product line within the local market area.

Stockholders' equity increased by $643,000 to $30.8 million as of June 30, 1996. The increase is due to the increase in the net unrealized appreciation on available-for-sale securities of $208,000, net income of $1.1 million, plus an increase of $121,000 for the allocation of 8,730 shares from the ESOP plan which was established in connection with the Bank's stock conversion at September 29, 1995, offset by $353,000 used to repurchase 23,100 shares of the Company's common stock and $401,000 paid in dividends.

The following summarizes the Bank's capital requirements and position at June 30, 1996 and September 30, 1995.
                                     June 30           September 30
                                       1996                1995
                              ----------------------  ----------------------
                             (Dollars in Thousands)
                                Amount      Percent     Amount      Percent

Tangible capital...........   $  21,695       20.00%  $  20,531       18.98%
Tangible capital requirement      1,628        1.50%      2,134        1.50%
                               --------    --------    --------     -------
Excess    .................   $  20,067       18.50%  $  18,397       17.48%
                               ========    ========    ========     =======

Core capital...............   $  21,695       20.00%  $  20,531       18.98%
Core capital requirement...       3,256        3.00%      4,268        3.00%
                               --------    --------    --------     -------

Excess    .................   $  18,439       17.00%  $  16,263       15.98%
                               ========    ========    ========     =======

Tangible capital ..........   $  21,695       40.81%  $  20,531       30.03%
General valuation allowance         290         .55%        290         .42%
                               --------    --------    --------     -------

Total capital (core and
  supplemental)                  21,985       41.36%     20,821       30.45%
Risk-based capital requirement    4,253        8.00%      5,469        8.00%
                               --------    --------    --------     -------

Excess    .................   $  17,732       33.36%  $  15,352       22.45%
                               ========    ========    ========     =======


Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At June 30, 1996, the Bank could pay common stock dividends of approximately $9.9 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At June 30, 1996, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the nine month periods ended June 30, 1996 and 1995.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At June 30, 1996 and 1995, cash and cash equivalents totaled $19.1 million and $8.0 million, respectively.

At June 30, 1996, the Bank had $40.0 million in certificates of deposits due within one year and $18.1 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At June 30, 1996, the Bank had $1.8 million in outstanding commitments to originate mortgages. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 5.0%. During the first nine months of fiscal year 1996, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation.
Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

SAIF/BIF Premium Disparity -- Possible Assessment

As a result of a recent reduction by the FDIC of deposit insurance rates applicable to commercial banks, savings institutions could be at a significant disadvantage in competing with banks. Generally, commercial banks are insured by and pay their premiums to the Bank Insurance Fund ("BIF") and savings associations, such as the Bank, are insured by and pay their premiums to the Savings Association Insurance Fund ("SAIF"). Both the BIF and the SAIF are administered by the FDIC. Both BIF and SAIF members had been paying deposit insurance premiums at the same rates which ranged from 0.23% for the most highly rated institutions to 0.31% for the lowest rated institutions. On August 8, 1995, the FDIC approved a decrease in the minimum insurance premium charged to BIF-insured institutions from 0.23% to 0.04% while leaving the level of premiums intact for SAIF-insured institutions. This new rate structure is effective for the quarter ended September 30, 1995. Furthermore, in November 1995, the FDIC further lowered BIF premiums whereby a significant portion of BIF institutions now pay only the statutory minimum of $2,000 annually. As a result of this premium disparity, BIF-insured institutions could have a significant competitive advantage over SAIF-insured institutions in attracting and retaining deposits. This premium disparity could have a material effect on the results of operation and financial condition of the Bank in future periods.

A number of proposals have been considered to recapitalize the SAIF in order to eliminate this premium disparity. One proposal which had been approved by the United States Senate and House of Representatives, but vetoed by the President for various reasons, required a one-time assessment of .85% of deposits to be imposed on all SAIF-insured institutions. The assessment would result, on a pro forma basis as of June 30, 1996, in a one-time charge to the Bank of up to approximately $694,000 ($458,000 net of income tax benefit assuming such charge would be tax deductible). If the Bank is required to pay the proposed special assessment, future deposit insurance premiums are expected to be reduced from 0.23% to approximately 0.06%. Based upon the Bank's deposits as of June 30, 1996, the Bank's deposit insurance expense would decrease by approximately $94,000 per year after taxes. Management is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

A number of other related proposals are also under consideration in Congress, including those relating to merger of the SAIF and BIF, elimination of the thrift charter and the federal tax consequences of thrifts' conversion to national banks. The Company is unable to accurately predict whether these proposals will be adopted in their current form or the impact of such proposals on the Company's consolidated financial statements.

Bad Debt Recapture

Legislation being considered by Congress would repeal the bad debt deduction under the percentage of taxable income method of the Internal Revenue Code. Savings associations, like the Bank, which have previously used the percentage of taxable income method in computing its bad debt deduction for tax purposes would be required to recapture into taxable income post-1987 reserves over a six-year period beginning with the 1996 taxable year. The start of such recapture may be delayed until the 1998 taxable year if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loans originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancing and home equity loans. The Company cannot predict at this time if such legislation will be enacted, or if enacted, the amount of bad debt reserves the Company will be required to recapture.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                            None

Item 2.      Changes in Securities                                        None

Item 3.      Defaults Upon Senior Securities                              None

Item 4.      Submission of Matters to a Vote of Security Holders          None

Item 5.      Other Information                                            None

Item 6.      Exhibits and Reports on Form 8-K                             None

             (a)   The following exhibit is filed herewith:
                   Exhibit 27        Financial Data Schedule

             (b) Form 8-K, Item 5 filed on May 10, 1996 relating to the Company's announcement of the adoption of a stock repurchase program.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Harrodsburg First Financial Bancorp, Inc.


Date:  August 1, 1996                /s/ Jack Hood
                                     Jack Hood
                                     President
                                     (Duly Authorized Officer)



Date:  August 1, 1996                /s/ Teresa W. Noel
                                     Teresa W. Noel
                                     Treasurer
                                     (Principal Financial and Accounting
                                        Officer)