Form 10-K405
period 1996-09-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1996-12-30
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended           September 30, 1996
                          -------------------------------------

                                     - or -

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|_|     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                              to
                               ----------------------------    -----------------
Commission Number:  0-26570

                    HARRODSBURG FIRST FINANCIAL BANCORP, INC.
                    -----------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Delaware                                  61-1284899
---------------------------------------------         -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
  or organization)                                    Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky            40330-1620
----------------------------------------------            ----------
(Address of principal executive offices)                   Zip Code

Registrant's telephone number, including area code:     (606) 734-5452
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                             ------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X     NO
                                              ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations System on December 9, 1996, was $30.7 million (1,683,650 shares at $18.25 per share).

     As of December 9, 1996 there were issued and outstanding 2,047,933 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996. (Parts I, II and IV)

2.   Portions  of  the  Proxy   Statement   for  the  1997  Annual   Meeting  of
     Stockholders. (Part III)

                                      INDEX

PART I                                                                                    Page

Item 1.   Business.......................................................................... 1


Item 2.   Properties........................................................................ 26

Item 3.   Legal Proceedings................................................................. 26

Item 4.   Submission of Matters to a Vote of Security Holders............................... 26

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters............. 26

Item 6.   Selected Financial Data........................................................... 27

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................................. 27

Item 8.   Financial Statements and Supplementary Data........................................27

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure...................................................................... 27

PART III

Item 10.  Directors and Executive Officers of the Registrant................................ 27

Item 11.  Executive Compensation............................................................ 27

Item 12.  Security Ownership of Certain Beneficial Owners and Management.................... 27

Item 13.  Certain Relationships and Related Transactions.................................... 27

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................... 28


PART I

Item 1.  Business
-----------------

General

        Harrodsburg First Financial Bancorp, Inc. (the "Company") is a Delaware corporation organized in June 1995 at the direction of First Federal Savings Bank of Harrodsburg (the "Bank" or "First Federal") to acquire all of the capital stock that the Bank issued upon its conversion from the mutual to stock form of ownership. On September 29, 1995, the Bank completed its conversion and became a wholly owned subsidiary of the Company.

        The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments.

        First Federal is a federally chartered stock savings bank headquartered in Harrodsburg, Kentucky. The Bank attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on one- to four-family residences located in its market area. Such loans totaled $64.3 million, or 80.18%, of the Bank's total loan portfolio at September 30, 1996. The Bank originates and retains adjustable-rate loans as well as, to a lesser extent, fixed-rate loans for its mortgage loan portfolio. The Bank has not sold mortgage loans into the secondary market during the past five years. In addition, the Bank originates multi-family, commercial and agricultural real estate loans, which represented $9.1 million or 11.40%, of the total loan portfolio at September 30, 1996. These loans were primarily secured by apartment buildings, office buildings, churches, farms and other properties. The Bank also offers construction loans which represented $3.9 million or 4.85% of the total loan portfolio at September 30, 1996. These loans are primarily secured by residential properties and become permanent loans of the Bank upon completion of the construction. The Bank offers consumer loans, which totaled $2.9 million, or 3.57% of the total loan portfolio at September 30, 1996. These loans consist primarily of home equity loans secured by second mortgages, loans secured by savings deposits, and personal loans which are either secured or unsecured.

        In addition to interest-earning deposits with the Federal Home Loan Bank ("FHLB") of Cincinnati, the Bank maintains an investment securities portfolio consisting of FHLB stock and Federal Home Loan Mortgage Corporation ("FHLMC") capital stock, Government agency-backed bonds and mortgage-backed securities. See Note 2 of the Notes to Consolidated Financial Statements.

        The principal sources of funds for the Bank's lending activities are deposits, and the amortization, repayment, and maturity of loans and investment securities. Principal sources of income are interest on loans, interest-earning deposits and to a lesser extent investment securities. The Bank's principal expense is interest paid on deposits.

Market Area

        The Bank's primary market area consists of Mercer and Anderson Counties, Kentucky. This area is primarily rural with a large amount of agri-business. The primary lending concentration is in the Bank's market area, an area mainly comprised of the cities of Harrodsburg and Lawrenceburg which have populations of approximately 7,795 and 5,911, respectively. Historically, the economy in the Bank's market area has been dependent on agriculture, agriculture related industries and manufacturing. Tourism is the second largest industry in Mercer County, next to agriculture. The largest employers in the market area are Hitachi Automotive, Trim Masters, Corning, Inc. and Bay West Paper.

        Economic growth in the Bank's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area.

Competition

        The Bank is one of ten financial institutions serving its immediate market area. The competition for deposit products comes from seven commercial banks in the Bank's market area, and two credit unions. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions. Loan competition comes from commercial banks in the Bank's market area, credit unions, and mortgage bankers who serve the area.

        First Federal has traditionally maintained a competitive position in mortgage loan originations and market share throughout its service area by virtue of its local presence and its involvement in the community. The Bank believes that it has been able to effectively market its loans and other financial products and services when compared to other local-based institutions and its superior customer service when compared to other institutions and mortgage bankers based outside of the Bank's market area.

Lending Activities

        General. The Bank's loan portfolio predominantly consists of mortgage loans secured by single family residences. First Federal also makes commercial real estate, multi-family real estate, agricultural, residential construction and consumer loans.

        Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, deferred loan origination fees and costs and allowance for loan losses) as of the dates indicated.

                                                                 At September 30,
                                                 -------------------------------------------------
                                                           1996                   1995
                                                           ----                   ----
                                                    Amount     Percent      Amount     Percent
                                                    ------     -------      ------     -------
Type of Loans:                                                (Dollars in Thousands)
--------------
Real Estate:
  One-to four-family residential.................    $64,304     80.18%      $62,364     81.07%

  Multi-family...................................      3,559      4.44         3,053      3.97
  Agricultural...................................      2,352      2.93         2,654      3.45
  Commercial.....................................      3,228      4.03         3,116      4.05
  Construction...................................      3,891      4.85         1,979      2.57
Consumer:
  Savings account................................        407       .51           621       .81
  Home equity....................................      1,279      1.59         1,314      1.71
  Other(1).......................................      1,177      1.47         1,826      2.37
                                                      ------     -----        ------   -------

      Total loans receivable.....................     80,197    100.00%       76,927    100.00%
                                                                ======                  ======
Less:
  Loans in process...............................      2,168                     975
  Deferred loan origination fees
   and costs, net................................        229                     219
  Allowance for loan losses......................        297                     297
  Unearned discounts.............................          1                       2
                                                    --------                --------
Loans receivable, net............................    $77,502                 $75,434
                                                      ======                  ======


----------------------
(1)     Includes home improvement and personal loans.


        The Bank primarily originates loans for retention in its portfolio and has not purchased or sold loans during the past two years.

Loan Maturity Tables

        The following table sets forth the maturity of the Bank's loan portfolio at September 30, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $15.9 million, $13.1 million and $14.9 million, for the three years ended September 30, 1996, 1995 and 1994, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                   Multi-Family,
                                                   Agricultural
                                  1-4 Family            and
                                 Residential        Commercial    Construction    Consumer        Total
                                 -----------        ----------    ------------    --------        -----
                                                           (In Thousands)
Non-performing............           $567            $    58        $    --       $   241         $  866
                                      ---             ------         ------        ------          -----
Amounts Due:
  Within 3 months.........              1                 --             --           808            809
  3 months to 1 year......             17                 46             --           480            543
                                    -----            -------       --------        ------       --------
  Total due within one year            18                 46             --         1,288          1,352
                                    -----            -------       --------        ------       --------

After 1 year:
  1 to 3 years............            420                 61             --            16            497
  3 to 5 years............          1,079                100             --            51          1,230
  5 to 10 years...........          6,531              1,128             --           373          8,032
  10 to 20 years..........         34,393              5,462            285           894         41,034
  Over 20 years...........         21,296              2,284          3,606            --         27,186
                                   ------              -----          -----        ------         ------
Total due after one year..         63,719              9,035          3,891         1,334         77,979
                                   ------              -----          -----         -----         ------
Total amount due..........        $64,304             $9,139         $3,891        $2,863         80,197
                                   ======              =====          =====         =====

Less:
Allowance for loan losses                                                                            297
Loans in process..........                                                                         2,168
Unearned discounts........                                                                             1
Deferred loan fees........                                                                           229
                                                                                                  ------
    Loans receivable, net.                                                                       $77,502
                                                                                                 =======


        The following table sets forth the dollar amount of all loans due after September 30, 1997, which have pre-determined (or fixed) interest rates and which have floating or adjustable interest rates.

                                                                 Floating or
                                               Fixed Rates     Adjustable Rates           Total
                                               -----------     ----------------           -----
                                                                  (In Thousands)
One-to four-family residential.............         $11,574          $52,145            $63,719
Multi-family, agriculture and commercial...             434            8,601              9,035
Construction...............................             756            3,135              3,891
Consumer...................................              16            1,318              1,334
                                                         --            -----              -----
  Total....................................         $12,780          $65,199            $77,979
                                                     ======           ======             ======

                                        4

        One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 85% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 85% of the value of the mortgaged property typically require private mortgage insurance in the amount of 25% to 30% of the loan amount.

        First Federal offers three types of residential ARM's, all of which use the index value of the National Monthly Median Cost of Funds Ratio to SAIF-Insured Institutions plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and 5% maximum increase over the life of the loan. The index margin on a non owner-occupied one- to four-family property loan is 1% higher than on an owner-occupied property loan. The Bank's adjustable-rate one-to four-family mortgage loans are for terms of up to 25 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. First Federal originates, to a limited extent, 10 year and 20 year term fixed-rate mortgages on one- to four-family, owner-occupied homes with loan to value ratios of 80% or less. First Federal originated $4.3 million in fixed-rate one- to four-family mortgage loans with a maximum term of 20 years or less during the year ended September 30, 1996. All such loans are being held as long term investments and none are being held for sale.

        Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, depositors and borrowers within the Bank's lending area. Mortgage loans originated and held by the Bank in its portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. At September 30, 1996, $64.3 million, or 80.18%, of the total loan portfolio consisted of one- to four-family residential loans of which $52.7 million were adjustable-rate loans and $11.6 million were fixed-rate loans.

        The retention of adjustable-rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although the Bank's cost of funds tend to offset this effect.

        Construction Loans. First Federal engages in construction lending involving loans to qualified borrowers for construction of one-to four-family dwellings, multi-family residential, commercial buildings and churches, with the intent of such loans converting to permanent financing upon completion of construction. As of September 30, 1996, the Bank's loan portfolio included $3.9 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which was an interim construction loan structured to be repaid in full upon completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which the borrower is not required to make monthly payments. If construction improvements are not completed at the end of six months, accrued interest must be paid to date. Accrued interest must be paid at completion of construction to the first day of the following month, and monthly payments start the first day of the following month after the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property and must execute a construction loan agreement with the Bank.

        Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. The Bank has sought to minimize this risk by requiring precise construction cost estimates, specifications, and drawing plans from qualified borrowers in the Bank's market area.

        Multi-Family and Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Bank originates loans secured by commercial real estate and multi-family properties. The multi-family and commercial real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships. They have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to higher adjustable interest rates. Adjustable-rate loans for this type of lending have a margin that is 1% higher than the margin added to single family owner-occupied property loan. First Federal's multi-family residential and commercial real estate loans are adjustable-rate loans with terms of 25 years or less, with loan-to-value ratios not exceeding 80%. As of September 30, 1996, loans on multi-family residential and commercial real estate properties constituted approximately $9.1 million, or 11.40% of the Bank's total loan portfolio.

        Multi-family and commercial real estate lending entails significant additional risks as compared to one-to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units.

        Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. To minimize these risks, First Federal generally limits loans of this type to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. The Bank's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is the Bank's current practice to obtain personal guarantees from all principals obtaining this type of loan. For the small total dollar amount of loans secured by church real estate that are originated by the Bank, repayment is dependent upon the continuing financial support of the church's members. The Bank also obtains appraisals on each property. All appraisals on commercial and multi-family real estate are reviewed by the Bank's management.

        Set forth below is a brief description of the Bank's multi-family and commercial real estate loans with outstanding principal balances in excess of $350,000 at September 30, 1996. See also "-- Loans to One Borrower."

        Shopping Center, Nicholasville, Kentucky. This loan was originated in 1987 in the amount of $885,000. At September 30, 1996, this loan had a principal outstanding balance of $771,000 and an estimated loan-to-value ratio of approximately 64%. The loan was over one month delinquent at September 30, 1996.

        Sixteen Townhouses, Harrodsburg, Kentucky. This loan was originated in 1993 for $442,000 as a loan to facilitate the sale of real estate owned and had an original loan-to-value ratio of 100% and therefore the Bank required additional security for the loan. At September 30, 1996, the loan had a principal outstanding balance of $402,000 and was current.

        Church, Harrodsburg, Kentucky. This loan was originated in 1991 in the amount of $455,000 and had an original loan-to-value ratio of 83%. This loan had an outstanding balance of $350,000 and was current at September 30, 1996.

        Eight Townhouses and Two Single Family Dwellings, Harrodsburg, Kentucky. This loan was originated in 1996 in the amount of $450,000 and had an original loan to value ratio of 76%. This loan had an outstanding balance of $449,000 and was current at September 30, 1996.

        Two Eight Unit and One Four Plex Unit Apartment Dwellings, Lawrenceburg, Kentucky. This loan was originated in 1995 in the amount of $390,000 and had an original loan to value ratio of 70%. This loan had an outstanding balance of $382,000 and was current at September 30, 1996.

        Agricultural Loans. First Federal engages in lending on improved farm land with no dwelling, building lots and building acreage sites. The Bank benefits from originating such loans due to higher origination fees and adjustable interest rates. These properties must have good road access. The loan to value ratio for this type of loan is 75% or less with a maximum loan term of 15 years. An adjustable-rate loan for this type of lending has a margin that is 1% higher than the margin added to one-to four-family owner-occupied property loans.

        First Federal also engages in loans for improved farm land with dwelling. The loan to value ratio for this type of loan is 80% or less with a maximum term of 25 years. These loans can be set up with payment of interest collected semi-annually and principal yearly as well as monthly principal and interest payments. As of September 30, 1996, agricultural farm loans constituted approximately $2.4 million, or 2.93% of the Bank's total loan portfolio.

        Consumer Lending. These loans totaled $2.9 million, or 3.57%, of the total loan portfolio at September 30, 1996. First Federal does not emphasize consumer lending although it does originate such loans on a regular basis. The Bank originates consumer loans on either a secured or unsecured basis. These loans generally require a pre-existing relationship with the Bank. The Bank generally makes certificate of deposit loans for terms of up to six months in amounts up to the face amount of the certificate. The interest rate charged on these loans is 1% higher than the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Bank as collateral for the loan.

        Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds.

        Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation,  and the  remaining  deficiency  often  does not  warrant  further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank and the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. At September 30, 1996, the Bank had $241,000 of consumer loans delinquent more than 90 days.

        The largest consumer loan made by the Bank consists of a $450,000 line of credit made on May 23, 1996. The line of credit is secured by agricultural crops grown in Harrodsburg, Kentucky. As of September 30, 1996, the outstanding balance on this line of credit was $358,000.

        Loan Approval Authority and Underwriting. President Hood and Vice President Asbury have the authority to approve mortgage loans and unsecured loans in the amount of $175,000 or less with ratification by the full board. Loans in excess of $175,000 must be approved by the full board. Loans are approved after determining they meet the Bank's lending and underwriting standards.

        For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. All appraisals are reviewed by officers of the Bank designated by the Board of Directors. An independent appraiser designated and approved by the Board of Directors of the Bank is utilized for all real estate mortgage loans. For construction/permanent loans, the funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by an independent contractor hired by the Bank or in some cases by a loan officer. For real estate loans the Bank will require either title insurance or a title opinion. Borrowers must also obtain fire and casualty, hazard or flood insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

        Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 45 days of the date of issuance. At September 30, 1996, the Bank had $4.7 million of commitments to cover originations, undisbursed funds for loans in process, and unused lines of credit. The Bank believes that most of the Bank's commitments will be funded. The approximate percentage of commitments that expire without being funded is less than 1%.

        Loans-to-One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus, calculated as the sum of the Bank's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $3.3 million at September 30, 1996.

        At September 30, 1996, the Bank's largest amount of loans to one borrower consisted of several residential real estate loans in the amount of $1.3 million in loans secured by a first mortgage on single family dwellings located in Nicholasville and Versailles, Kentucky. This does not include $935,000 in loans secured by single family dwellings made to the father of the borrower, which are discussed below.

        The next four largest lending relationships at September 30, 1996 consisted of $1.0 million in loans secured by a first mortgage on single family dwellings located in Nicholasville, Kentucky; $935,000 in loans secured by single family dwellings located in Nicholasville and Lancaster, Kentucky; $836,000 in loans secured by single family dwellings, duplexes and 18 townhouse units all located in Harrodsburg, Lawrenceburg, and Danville, Kentucky (See "--Multi-Family and Commercial Real Estate Loans.") and $814,000 in loans secured by a multi-unit apartment building and single family dwellings located in Lawrenceburg, Kentucky. (See "--Multi-Family and Commercial Real Estate Loans.")

Non-Performing and Problem Assets

        Loan Delinquencies. The Bank monitors delinquencies on all types of loans closely. If such loans later become delinquent, the Bank contacts and works with the borrower to resolve the delinquency before initiating foreclosure proceedings. The Bank's collection procedures provide that when a mortgage loan is 10 days past due, a notice of nonpayment is sent. Delinquent notices are sent if the loan becomes delinquent for more than 30 days. If payment is still delinquent after 60 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, management will generally initiate legal proceedings.

        Loans are reviewed on a monthly basis by management and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 1996, no loans were classified in a non-accrual status.

        Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                     At September 30,
                                                    ----------------
                                                     1996         1995
                                                     ----         ----
                                                      (In Thousands)
    Loans accounted for on a non-accrual basis:
    Total................................        $   --      $     --
                                                 ------       -------

    Accruing loans which are contractually past
    due 90 days or more:
    Mortgage loans:
      Construction loans.................            --            --
      Permanent loans secured by 1 to 4 family
        dwelling units...................           567           472
      All other mortgage loans...........            58           110
    Non-mortgage loans:
      Commercial.........................            --            --
      Consumer...........................           241            85
                                                   ----        ------
    Total................................           866           667
                                                   ----        ------
    Total non-accrual and accrual loan...           866           667
    Real estate owned....................            --            --
                                                  -----        ------
    Total non-performing assets..........         $ 866        $  667
                                                   ====         =====
    Total non-performing loans to net loans        1.12%          .88%
                                                   ====         =====
    Total non-performing loans to total assets      .79%          .62%
                                                    ===         =====
    Total non-performing assets to total assets     .79%          .62%
                                                    ===         =====



        There was no interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans for the year ended September 30, 1996, because there were no loans accounted for on a non-accrual basis for this period.

        Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

        At September 30, 1996, the Bank had loans designated special mention which aggregated $19,000 and classified assets consisting of loans classified as substandard which aggregated $497,000, and none classified as doubtful or loss. The Bank had delinquent loans of 60 days or more of $1.1 million (of which $732,000 were residential mortgage loans) and an allowance for loan losses of $297,000 which includes a general valuation allowance of $290,000 and a specific reserve of $7,000.

        Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of cost or fair value at the date of foreclosure less estimated costs of disposition.

        Allowance for Loan Losses. It is management's policy to provide for losses on loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions, and the relationship of the allowance for loan losses to outstanding loans.

        In June 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." This promulgation, which was amended by SFAS No. 118 as to certain income recognition and disclosure provisions, became effective as to the Company in fiscal 1996. The new accounting standards require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as an alternative, at the loan's observable market price or fair value of the collateral. The Bank's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value.
See Note 1 of Notes to Consolidated Financial Statements.

        The amount of provisions for loan losses recorded in future periods may be significantly greater or lesser than the provisions taken in the past. The allowance for loan losses, as a ratio of total loans was .37% at September 30, 1996.

        Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

        Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. Except as set forth below, the portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                             At September 30,
                                           ------------------------------------------------
                                                   1996                     1995
                                                   ----                     ----

                                                       Percent of                Percent of
                                                        Loans to                  Loans to
                                             Amount    Total Loans    Amount    Total Loans
                                             ------    -----------    ------    -----------
At end of period allocated                                 (Dollars in Thousands)
  to:
Real estate mortgage:
  One- to four-family residential             $238         80.18%      $241          81.07%
  Multi-family.............                     13          4.44         12           3.97
  Agricultural..............                    12          4.03         10           3.45
  Commercial................                    14          4.85         12           4.05
  Residential construction..                     9          2.93          8           2.57
Consumer(1).................                    11          3.57         14           4.89
                                               ---          ----       ----         ------
    Total allowance for loan
      losses................                  $297        100.00%      $297         100.00%
                                               ===        ======        ===         ======

-----------------------
(1) Includes $7,000 specific reserve attributable to a particular loan and not available for other loan losses.

        Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                         At or For the
                                                          Year Ended
                                                         September 30,
                                                   -------------------------
                                                      1996           1995
                                                      ----           ----
                                                     (Dollars in Thousands)

Total loans outstanding.......................       $80,197         $76,927
                                                      ======          ======
Average loans outstanding.....................       $74,797         $74,013
                                                      ======          ======

Allowance balances (at beginning of
  period).....................................       $   297            $252

Provision (credit):
  Residential.................................            --              85
  Consumer....................................             7               7
Net Charge-offs (recoveries):
  Residential.................................            --              27
  Consumer....................................             7              20
                                                         ---            ----
Allowance balance (at end of period)..........          $297            $297
                                                         ===             ===
Allowance for loan losses as a percent
  of total loans outstanding..................          .37%             .39%
Net loans charged off as a percent of
  average loans outstanding...................          .01%             .06%


Investment Activities

        First Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "-- Regulation -- Regulation of the Bank -- Federal Home Loan Bank System". The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. At September 30, 1996, First Federal had an investment portfolio which included interest-earning deposits of $14.2 million, certificates of deposit with the FHLB of $2.5 million and investment securities of $12.4 million, consisting of FHLB stock, Government agency-backed bonds and FHLMC capital stock. The Bank is permitted to invest in various securities, including U.S. Treasury securities, U.S. government agency obligations, mortgage-backed and related securities, and municipal bonds, as permitted by the OTS regulations. The Bank classifies its investment securities as held-to-maturity or available-for-sale in accordance with SFAS No. 115. The fair value of the investment portfolio at September 30, 1996, was $12.3 million, and the carrying value of the investment portfolio includes a net unrealized gain at that date of approximately $1.1 million, after deduction of $579,000 in deferred income tax expense.

        Investment Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio, short term investments and FHLB stock, at the dates indicated. At September 30, 1996, the market value of the Bank's investment securities portfolio was $12.3 million.

                                                  At September 30,
                                             ----------------------------
                                                 1996             1995
                                                 ----             ----
                                                    (In Thousands)

Investment Securities available for
  sale:
FHLMC securities.....................          $1,881           $ 1,332
                                                -----             -----
  Total..............................           1,881             1,332
                                                -----             -----
Investment securities held to maturity:
  FHLB Stock and bonds ..............          10,405             1,616
  Mortgaged-backed securities........              98               131
                                                   --               ---
  Total..............................          10,503             1,747
                                               ------             -----
  Total investment securities........          12,384             3,079
Interest-earning deposits (1)........          16,730            26,939
                                               ------            ------
   Total investments.................         $29,114           $30,018
                                               ======            ======

--------------------
(1)  Includes interest-earning overnight deposits and term deposits with FHLB.

        Investment Portfolio Maturities.  The following table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Bank's investment securities portfolio.

                                                 As of September 30, 1996
                                -----------------------------------------------------------------------------------------------
                                                               More Than One to
                                     One Year or Less              Five Years
                                ------------------------   -------------------------
                                   Carrying      Average      Carrying      Average
                                     Value        Yield         Value        Yield
                                    -------      -------       -------      -------
                                                    (Dollars in Thousands)

Investments securities available for sale:
FHLMC Securities.............       $1,881         1.60%      $    --          --%
                                     -----         ----        ------        ----

Investment securities held to           --           --
 maturity:
Bonds - U.S. Government and
   Federal agencies..........           --           --         8,996        6.32
GNMA PC......................           --           --            --          --
FHLB Stock...................           --           --            --          --
Bonds - Municipal............           --           --            --          --
                                    ------         ----         -----       -----
  Total......................           --           --         8,996        6.32
                                    ------         ----         -----        ----
Total investment securities..      $ 1,881         1.60%      $ 8,996        6.32%
                                    ======         ====        ======        ====


                                                               As of September 30, 1996
                                -----------------------------------------------------------------------------------------
                                    More Than Five to
                                        Ten Years             More than Ten Years         Total Investment Securities
                                  -----------------------  ------------------------    --------------------------------
                                   Carrying      Average     Carrying      Average      Carrying     Average     Market
                                     Value        Yield        Value        Yield        Value        Yield      Value
                                    -------      -------      -------      -------      -------      -------    ------
                                                              (Dollars in Thousands)

Investments securities available for sale:
FHLMC Securities.............      $   --           --%     $    --           --%     $ 1,881        1.60%   $  1,881
                                     ----         ----         ----         ----        -----        ----       -----

Investment securities held to
 maturity:
Bonds - U.S. Government and
   Federal agencies..........          --           --           --           --        8,996        6.32       8,903
GNMA PC......................          --           --           98         7.41           98        7.41          98
FHLB Stock...................          --           --        1,196         6.94        1,196        6.94       1,196
Bonds - Municipal............         105         4.21          108         5.37          213        4.80         202
                                      ---         ----          ---         ----          ---        ----         ---
  Total......................         105         4.21        1,402         6.85       10,503        6.37      10,399
                                      ---         ----        -----         ----       ------        ----      ------
Total investment securities..      $  105         4.21%     $ 1,402         6.85%     $12,384        5.65%   $ 12,280
                                    =====        =====       ======        =====       ======        ====     =======

Sources of Funds

        General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. First Federal derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Although First Federal had no FHLB advances at September 30, 1996, such advances may also be a source of funds for the Bank in the future.

        Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including passbook, NOW, non-interest earning accounts, money market deposit and certificates of deposit ranging in term from three months to five years. The Bank also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

        The interest rates paid by the Bank on deposits are set weekly at the direction of senior management. The Bank determines the interest rate to offer the public on new and maturing accounts by reviewing the current U.S. Treasury rate for the term and the market interest rates offered by competitors.

        Passbook, money market and NOW accounts constituted $16.7 million, or 21.73%, of the Bank's deposit portfolio at September 30, 1996. Certificates of deposit constituted $60.2 million or 78.27% of the deposit portfolio of which $3.2 million or 5.3% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. As of September 30, 1996, the Bank had no brokered deposits.

        Deposit Portfolio. Deposits in the Bank as of September 30, 1996, were represented by various types of savings programs described below.


                                                           Minimum        Balance as of    Percentage of
                                            Interest       Balance        September 30,       of Total
Category                     Term           Rate(1)        Amount            1996(2)          Deposits
--------                     ----           -------        ------           ---------        ---------

Now Accounts(3)              None                --%        $  250            $5,402              7.02%
Regular Savings              None                --             10             8,329             10.82
Money Market Accounts(4)     None                --          2,500             2,994              3.89

Certificates of Deposit:

3-month Money Market         91 days           4.76            500             1,447              1.88
6-month Money Market         182 days          5.01            500             8,953             11.63
Fixed Term, Fixed Rate       12 month          6.50              *                81               .10
Fixed Term, Fixed Rate       12 month          5.31            500            14,057             18.26
Fixed Term, Fixed Rate       18 month          5.69            500             6,025              7.83
IRA                          18 month          6.00             25             9,072             11.79
Fixed Term, Fixed Rate       30 month          6.75              *                11               .11
Fixed Term, Fixed Rate       30 month          5.98            500             9,790             12.70
Fixed Term, Fixed Rate       30 month          5.30              *                65               .08
Fixed Term, Fixed Rate       36 month          6.75              *                 3                --
Fixed Term, Fixed Rate       42 month          5.92            500             5,178              6.72
Fixed Term, Fixed Rate       48 month          7.50              *               100               .12
Fixed Term, Fixed Rate       60 month          6.06            500             5,306              6.89
Fixed Term, Fixed Rate       72 month          7.75              *                29               .03
Fixed Term, Fixed Rate       96 month          8.00              *               104               .13
                                                                             -------            ------
                             Total                                          $ 76,946            100.00%
                                                                             =======            ======

---------------
(1)  Represents weighted average interest rates.
(2)  In thousands.
(3)  If average daily balance of $2,500 maintained, interest rate was 2.75%
(4) If average daily balance drops below $2,500, interest rate was 2.00% * This type of certificate was no longer offered at September 30, 1996.

        Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                                 Certificates
                                                                  of Deposit
                                                                  ----------
Maturity Period                                                 (In Thousands)
---------------

Three months or less....................................              $  506
More than three through six months......................               1,005
More than six through twelve months.....................                 568
Over twelve months......................................               1,132
                                                                       -----
   Total................................................             $ 3,211
                                                                      ======

        The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

                                                              Year Ended September 30,
                                        ----------------------------------------------------------------
                                                    1996                               1995
                                                   ------                             -----
                                         Average           Average          Average             Average
                                         Balance            Rate            Balance              Rate
                                         -------            ----            -------              ----
                                                              (Dollars in Thousands)
Deposit Category:

Demand Accounts(1)                      $ 8,430              2.32%           $ 9,372            2.24%
Passbook Accounts                         8,088              2.75              8,676            2.75
Certificates                             60,261              5.79             63,491            5.26
                                         ------              ----             ------            ----
                                        $76,779              5.08%           $81,539            4.67%
                                         ======              ====             ======            ====



--------------
(1) Includes non-interest bearing accounts, which represent less than 10% of total deposits.

        Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Cincinnati to supplement its supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of the Bank's stock in the FHLB of Cincinnati and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1996, the Bank had no borrowings.

Subsidiary Activity

        First Federal is permitted to invest up to 2% of its assets in the capital stock of, or provide secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1996, First Federal was authorized to invest up to approximately $2.2 million in the stock of, or provide loans to, service corporations (based upon the 2% limitation). The Bank has one wholly owned subsidiary, Harrodsburg Savings and Loan Service Corporation (the "Service Corporation"). The sole purpose of the Service Corporation is to purchase and hold the required amount of stock of Savings and Loan Data Corp., now Intrieve, pursuant to the Bank's agreement with Intrieve for data processing services. Incorporated in Kentucky in 1978, the Service Corporation has not conducted any other business and has been inactive since its acquisition of the stock. The Bank's investment in its subsidiary totaled $15,000 at September 30, 1996.

Personnel

        As of September 30, 1996, the Bank had 15 full-time and no part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

        Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

        General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS will have enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company will also be required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC").

        QTL Test. As a unitary savings and loan holding company, the Company generally will not be subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or were acquired in a supervised acquisition.

        Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

        Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience, or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

        The Bank Holding Company Act of 1956 ("BHCA") authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. Furthermore, a bank holding company that controls a savings association is authorized to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

        Federal Securities Law. The Company's Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.


Bank Regulation

        General. As a federally chartered, SAIF-insured savings bank, First Federal is subject to regulation and examination by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

        The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

        First Federal must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Savings Association Insurance Fund ("SAIF") and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress could have a material adverse impact on the Company and the Bank and their operations.

        Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan, or the institution is operating in an unsafe or unsound manner.

        Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

        On September 30, 1996, H.R. 1362 was signed into law by the President. Title II of H.R. 1362 is titled the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"). Among its many provisions, the Act provides for resolving the BIF/SAIF premium disparity. Currently, most insured depository institutions holding BIF-assessable deposits pay the statutory minimum of $2,000 for deposit insurance on these deposits while most insured depository institutions with SAIF-assessable deposits pay 23 basis points per $100 of these deposits for deposit insurance. The Bank currently pays an insurance premium to the FDIC equal to 0.23% of its total deposits.

        The BIF/SAIF legislation provides for a one-time assessment to recapitalize the SAIF. The assessment will be based on the amount of SAIF-assessable deposits held by an institution as of March 31, 1995 (with certain exceptions). The assessment is effective on September 30, 1996 and is payable on November 27, 1996.

        The BIF/SAIF legislation does not specify an actual assessment but states that the total assessment will be equal to the amount necessary to recapitalize the SAIF as of October 1, 1996. A recent report of the America's Community Bankers estimated the assessment at approximately 65.7 basis points per $100 of SAIF-assessable deposits as of March 31, 1995. The BIF/SAIF legislation provides that the amount of the special assessment is deductible under section 162 of the Internal Revenue Code (the "Code") in the year in which the assessment is paid. The BIF/SAIF legislation also provides that section 172(f) of the Code will not apply to deductions taken under section 162 of the Code for the special assessment. The Bank has estimated the amount of the assessment to be approximately $536,000 before tax benefit and such amount was accrued on September 30, 1996.

        Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

        Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights valued at the lower of the maximum percentage established by the OTS or the amount includable in core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, and qualifying supervisory goodwill, less nonqualifying intangible assets.

        The OTS leverage ratio regulation establishes a core capital ratio of at least 3% for those savings associations in the strongest financial and managerial condition based on the "CAMEL" rating system currently in use by the OTS. Those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, will be required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations will be required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement of 5%. In determining the required minimum core capital ratio, the OTS would assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. The OTS has not indicated the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system.

        The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

        As of September 30, 1996, the Bank had tangible, core and risk-based capital of $21.7 million, $21.7 million and $22.0 million, respectively, which amounts significantly exceed all applicable fully phased-in regulatory capital requirements of the OTS.

        OTS regulations set forth the methodology for calculating an IRR component which is added to the risk-based capital requirements for OTS regulated thrift institutions. Generally, savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point change in market interest rates. The IRR component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure which is defined as two percent of the estimated economic value of its assets. Institutions, such as the Bank, with less than $300 million in assets and a risk-based capital ratio in excess of 12% are exempt from deducting the IRR component.

        In addition, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the OTS must revise the risk-based capital regulations to include a credit risk component and a nontraditional activities component, the purpose of which will be to increase the minimum capital requirements for savings associations with higher credit risks.

        Dividend and Other Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's conversion. Finally, under the FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

        Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Cincinnati. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, Federal National Mortgage Association ("FNMA"), and FHLMC as qualifying QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 1996, the Bank was in compliance with its QTL requirement with 84.91% of its assets invested in QTIs.

        A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

        Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital and collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

        The Bank's authority to extend credit to its officers, directors, and 10% stockholders as well as to entities that such persons control is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. OTS regulations, with minor variation, apply Regulation O to savings associations.

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. As of September 30, 1996, the Bank's liquidity ratio was 34.26%.

        Liquid assets for purposes of this ratio include specified short term assets (e.g., cash, certain time deposits, certain banker's acceptances, and short term U.S. Government obligations), and long term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a maximum remaining term of 24 months). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of the securities. The OTS is also authorized to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

        Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 1996, the Bank had no funds borrowed from the FHLB of Cincinnati to fund operations; however, there can be no assurances that borrowings will not be made in the future.

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of September 30, 1996, the Bank had $1.2 million in FHLB stock, which was in compliance with this requirement.

        The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended September 30, 1996, dividends paid by the FHLB of Cincinnati to the Bank totaled $80,230.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. As of September 30, 1996, the Bank was in compliance with its Federal Reserve Board minimum reserve requirements.

        Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at September 30, 1996.

Federal Taxation

        The Bank files its tax return on a fiscal year (September 30) basis. Savings associations are subject to the provisions of the Internal Revenue Code in the same general manner as other corporations. However, savings associations such as the Bank, which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in real property, and nonqualifying real property loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such actual experience (the "percentage of taxable income method"). The Bank used the percentage of taxable income method for the years ended September 30, 1996, 1995 and 1994. The Bank is expected to use the percentage of taxable income method for the year ending September 30, 1996.

The Bank reviews the most favorable way to calculate the deduction attributable to an addition to its bad debt reserve on an annual basis.

        Under the experience method, the bad debt deduction may be based on (i) a six-year moving average of actual losses on qualifying and non-qualifying loans or (ii) a fill-up to the institution's base year reserve amount, which is the tax bad debt reserve determined as of September 30, 1988.

        The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage of bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method.

        If an association's qualifying assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. As of September 30, 1996, at least 60% of the Bank's assets were qualifying assets as defined in the Code. No assurance can be given that the Bank will meet the 60% test for subsequent taxable years.

        Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction will not be available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. As of September 30, 1996, the Bank had approximately $1.6 million of accumulated earnings for which federal income taxes have not been provided. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate.

        On August 20, 1996, the President signed into law the Small Business Jobs Protection Act. Included within this act were provisions repealing the percentage of taxable income method of calculating a thrift's bad debt reserve for tax purposes. This method as described above, had permitted thrift institutions, such as the Bank, who satisfied certain definitional tests and other conditions prescribed by the Internal Revenue Code to deduct an annual addition to their bad debt reserve calculated as a percentage of taxable income. Other financial institutions generally were required to calculate their bad debt deduction based upon actual loss experience (the "experience method"). As a result of the elimination of the percentage of taxable income method, institutions that have utilized such method will be required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method, over period of six years commencing in the first taxable year beginning after December 31, 1995. An institution will be able to defer recapture until up to the third taxable year after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originations originated in each of the six most recent years disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

        Beginning with the first taxable year beginning after December 31, 1995, (Fiscal 1997 for the Bank) savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The Bank has provided deferred taxes on its post-1987 additions to the bad debt reserve and, as a result, management does not expect that the recapture of the Bank's post-1987 reserves will have a material adverse effect on the Bank's operations.

        Generally, for taxable years beginning after 1986, the Code also requires most corporations, including savings associations, to utilize the accrual method of accounting for tax purposes. Further, for taxable years ending after 1986, the Code disallows 100% of a savings association's interest expense allocated to certain tax-exempt obligations acquired after August 7, 1986. Interest expense allocable to (i) tax-exempt obligations acquired after August 7, 1986 which are not subject to this rule, and (ii) tax-exempt obligations issued after 1982 but before August 8, 1986, are subject to the rule which applied prior to the Code disallowing the deductibility of 20% of the interest expense.

        The Bank's federal income tax returns have not been examined by the IRS during the past 10 years.

State Taxation

        The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. First Federal is subject to an annual Kentucky ad valorem tax. This tax is .1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended September 30, 1996, the amount of such expense for the Bank was $93,037.

        The Company is subject to an annual license fee on capital employed and income tax on its operations by the Commonwealth of Kentucky. The annual license fee is based on $2.10 per $1,000 of capital employed and the tax on income ranges from 4% on the first $25,000 of taxable income to 8.25% on taxable income in excess of $250,000. In addition, the Company must pay an annual franchise tax to the state of Delaware.

        Stockholders of the Company who are residents of the Commonwealth of Kentucky may be subject to a Kentucky tax on intangible property, defined for this purpose to include shares of stock in a corporation. The tax is an ad valorem tax based upon the fair market value of the shares held by the individual, and is assessed at a rate of $.25 per $100 in value. All Kentucky residents are urged to consult their own tax and financial advisors as to the applicability of this tax.

Item  2.  Properties
--------------------

        The Bank operates from its main office and one full service branch office. The Bank's total investment in offices, office property and equipment is $1.4 million with a net book value of $658,000 at September 30, 1996. The following table sets forth information regarding the Bank's properties:

                                                          Original
                                         Leased             Date              Net Book Value at
Location                                or Owned          Acquired            September 30, 1996
--------                                --------          --------            ------------------


MAIN OFFICE:
104 South Chiles Street                   Owned             1964                  $535,000
Harrodsburg, Kentucky 40330

BRANCH OFFICE:
216 South Main Street                     Owned             1973                   123,000
Lawrenceburg, Kentucky



        In November 1994, the Bank purchased the house and lot located next door to the main office for $82,500. The house has been demolished and the .25 acre lot has been filled with crushed stone. Construction of the parking lot and expansion of the existing drive-in facility for another lane with an ATM which began in October 1995, has been completed.

Item 3.  Legal Proceedings
--------------------------

        The Bank, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no lawsuits pending or known to be contemplated against the Bank or the Company at September 30, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        None.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

        Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's 1996 Annual Report to Stockholders on the inside cover page, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

        The above-captioned information appears under "Selected Financial and Other Data" in the Registrants' 1996 Annual Report to Stockholders on pages 2 and 3 and is incorporated by reference herein.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

        The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 4 through 15 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

        The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by Miller, Mayer, Sullivan & Stevens LLP appears in the Registrant's 1996 Annual Report to Stockholders on pages 16 through 41 and are incorporated herein by reference.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

        None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

        The information contained under the section captioned "Proposal I -- Election of Directors" at pages 3 to 5 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on January 27, 1997 (the "Proxy Statement"), which was filed with the Commission on December 18, 1996 and incorporated herein by reference. See also "Item 1. Business -- Personnel" included herein.

Item 11.  Executive Compensation
--------------------------------

        The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 7 through 12.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at page 4.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

        The   information   relating  to  certain   relationships   and  related
transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 11.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)     The following documents are filed as a part of this report:

        (1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.

                                                                                            PAGE
                                                                                            ----

Independent Auditors' Report.......................................................          16

Consolidated Balance Sheets as of September 30, 1996 and 1995......................          17

Consolidated Statements of Income For the Years Ended September 30, 1996, 1995
   and 1994 .......................................................................          18
Consolidated Statement of Stockholders' Equity
   for the Years Ended September 30, 1996, 1995 and 1994...........................          19

Consolidated Statements of Cash Flows for the Years Ended September 30, 1996,
  1995 and 1994....................................................................          20

Notes to Consolidated Financial Statements.........................................          22


        The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

        (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

        (3)    Exhibits

               (a)    The following exhibits are filed as part of this report.

         3.1 Certificate of Incorporation of Harrodsburg First Financial Bancorp, Inc.*
         3.2   Bylaws of Harrodsburg First Financial Bancorp, Inc.*
        13.0   1996 Annual Report to Stockholders
        21.0   Subsidiary Information
        27.0   Financial Data Schedules

               (b)    Reports on Form 8-K.


                      None.

-------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HARRODSBURG FIRST FINANCIAL BANCORP, INC.


Dated:  December 30, 1996          By:     /s/ Jack D. Hood
                                            ------------------------------------
                                            Jack D. Hood
                                            President, Chief Executive
                                            Officer and Director

        Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:     /s/ Jack D. Hood                           By:   /s/ Wickliffe T. Asbury, Sr.
        -----------------------------------              -------------------------------------
        Jack D. Hood                                     Wickliffe T. Asbury, Sr.
         President, Chief Executive Officer              Vice President and Director
          and Director

Date:   December 30, 1996                         Date: December 30, 1996


By:     /s/ Jack L. Coleman, Sr.                   By:   /s/ Teresa W. Noel
        -----------------------------------              -------------------------------------
        Jack L. Coleman, Sr.                             Teresa W. Noel
        Director                                         Treasurer and Chief Financial Officer

Date:   December 30, 1996                         Date: December 30, 1996


By:     /s/ Elwood Burgin                          By:   /s/ Jack L. Coleman, Jr.
        -----------------------------------              -------------------------------------
        Elwood Burgin                                    Jack L. Coleman, Jr.
        Director                                         Director

Date:   December 30, 1996                         Date: December 30, 1996


By:     /s/ Thomas Les Letton
        -----------------------------------
        Thomas Les Letton
        Director

Date:   December 30, 1996
