Form 10-Q
period 1996-12-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1997-02-14
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ------------------------------------------------





(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996.


                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission File Number: 0-26570


                    Harrodsburg First Financial Bancorp, Inc.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              61-1284899
--------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                  40330-1620
----------------------------------------------             -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, inclu(606) 734-5452:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.       Yes   X         No
                                                  ---           ---

As of February 10, 1997, 1,864,736 shares of the registrant's common stock were issued and outstanding.

Page 1 of 17 Pages                                    Exhibit Index at Page  N/A
                                                                             ---

                                    CONTENTS

                               ------------------


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1996 (unaudited) and
                September 30, 1996...................................................3

          Consolidated Statements of Income for the Three-Month Periods Ended
                December 31, 1996 and 1995 (unaudited)...............................4

          Consolidated Statements of Cash Flows for the Three Month Periods Ended
                December 31, 1996 and December 31, 1995 (unaudited)..................5

          Notes to Consolidated Financial Statements.................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.........................................................14
Item 2.   Changes in Securities.....................................................14
Item 3.   Defaults Upon Senior Securities...........................................14
Item 4.   Submission of Matters to a Vote of Security Holders.......................14
Item 5.   Other Information.........................................................14
Item 6.   Exhibits and Reports on Form 8-K......................................... 14

SIGNATURES


            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                               ------------------

                                                                          As of            As of
                                                                       December 31,     September 30,
ASSETS                                                                     1996             1996
                                                                       ------------     -----------

                                                                        (unaudited)
Cash and due from banks                                              $     586,822    $     834,621
Interest Bearing Deposits                                               11,715,429       14,230,056
Certificates of deposit                                                  1,500,000        2,500,000
Available-for-sale securities                                            2,127,147        1,881,429
Held-to-maturity securities                                             11,017,871       10,502,766
Loans receivable, net                                                   78,793,866       77,502,336
Accrued interest receivable                                                598,052          675,433
Premises and equipment, net                                                652,147          657,920
Other assets                                                                59,367          168,113
                                                                     -------------    -------------

   Total assets                                                      $ 107,050,701    $ 108,952,674
                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                             $  77,412,985    $  76,946,210
Advance payments by borrowers for taxes and insurance                       25,754           68,534
Income taxes payable                                                       936,247          719,402
Dividends payable                                                          391,633
Other liabilities                                                           40,121          604,906
                                                                     -------------    -------------
   Total liabilities                                                    78,415,107       78,730,685
                                                                     -------------    -------------

Stockholders' equity
   Common stock, $0.10 per value, 5,000,000 shares authorized;
       2,182,125 shares issued and outstanding                             218,213          218,213
   Additional paid-in capital                                           21,025,783       21,001,572
   Retained earnings, substantially restricted                          10,295,480       10,229,074
   Net unrealized appreciation on available-for-sale
       securities, net of deferred income taxes                          1,354,099        1,191,925
   Treasury stock, 151,939 and 49,392 shares as of December 31,
      1996 and September 30, 1996, respectively                         (2,657,781)        (789,495)
   Unallocated employee stock ownership plan (ESOP) shares              (1,600,200)      (1,629,300)
                                                                     -------------    -------------
      Total stockholders' equity                                        28,635,594       30,221,989
                                                                     -------------    -------------

      Total liabilities and stockholders' equity                     $ 107,050,701    $ 108,952,674
                                                                     =============    =============


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                               ------------------

                                                           For the Three-Month Periods
                                                               Ended December 31,
                                                                1996         1995
                                                             ----------   ----------
Interest income:
   Interest on loans                                         $1,536,179   $1,491,598
   Interest and dividends on securities                         186,458       27,923
   Other interest income                                        189,557      423,203
                                                             ----------   ----------
      Total interest income                                   1,912,194    1,942,724
                                                             ----------   ----------

Interest expense:
   Interest on deposits                                         951,186      988,119
                                                             ----------   ----------

Net interest income                                             961,008      954,605
Provision for loan losses                                            --           --
                                                             ----------   ----------
Net interest income after provision for loan losses             961,008      954,605
                                                             ----------   ----------

Non-interest income:
   Loan and other service fees, net                              15,386       19,406
   Other                                                          4,591        5,525
                                                             ----------   ----------
                                                                 19,977       24,931
                                                             ----------   ----------
Non-interest expense:
   Compensation and benefits                                    224,638      199,150
   Occupancy expenses, net                                       30,183       31,338
   Federal and other insurance premiums                          38,517       46,352
   Data processing expenses                                      25,297       23,029
   State franchise tax                                           24,143       20,609
   Other operating expenses                                      87,663       83,954
                                                             ----------   ----------
                                                                430,441      404,432
                                                             ----------   ----------

Income before income tax expense                                550,544      575,104
Income tax expense                                              188,669      195,536
                                                             ----------   ----------

Net income                                                   $  361,875   $  379,568
                                                             ==========   ==========

Earnings per share                                           $     0.19   $     0.19
                                                             ==========   ==========


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               ------------------


                                                   For the Three-Month Periods
                                                        Ended December 31,
                                                   ---------------------------
                                                      1996            1995
                                                    ---------      ---------
Operating activities
Net income                                        $   361,875    $   379,568
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses
   ESOP benefit expense                                53,311         39,646
   Provision for depreciation                          16,074         17,964
   Amortization of loan fees                          (10,050)       (17,529)
   Amortization of investment discount                   (254)
   FHLB stock dividend                                (21,000)       (19,600)
   Change in:
     Interest receivable                               77,381         16,015
     Interest payable                                   1,273          1,102
     Accrued liabilities                             (566,058)           634
     Prepaid expense                                  108,746         78,591
     Income taxes payable                             133,302        160,108
                                                  -----------    -----------

   Net cash provided by operating activities          154,600        656,499
                                                  -----------    -----------

Investing activities
Net (increase) decrease in loans                   (1,281,480)     1,392,712
Maturity of certificates of deposit                 1,000,000      1,000,000
Purchase of held-to-maturity securities              (500,000)    (2,500,000)
Principle repayments - mortgage back securities         6,149         10,651
Purchase of fixed assets                              (10,301)       (46,228)
Retirement of assets                                    2,667
                                                  -----------    -----------

   Net cash (used) by investing activities           (785,632)      (140,198)
                                                  -----------    -----------



          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                               ------------------

                                                                 For the Three-Month Periods
                                                                      Ended December 31,
                                                                 ----------------------------
                                                                     1996             1995
                                                                   ---------       ---------
Financing activities
Net increase (decrease) in demand deposits,
   NOW accounts and savings accounts                                  298,223         551,362
Net increase (decrease) in certificates of deposit                    168,552         (52,069)
Net increase (decrease) in custodial accounts                         (42,780)        (54,262)
Payment of conversion expenses                                                       (365,414)
Purchase of treasury stock                                         (1,868,286)
Payment of dividends                                                 (687,103)
                                                                 ------------    ------------
   Net cash provided (used) by financing activities                (2,131,394)         79,617
                                                                 ------------    ------------

   Increase (decrease) in cash and cash equivalents                (2,762,426)        595,918

Cash and cash equivalents, beginning of period                     15,064,677      21,990,430
                                                                 ------------    ------------

Cash and cash equivalents, end of period                         $ 12,302,251    $ 22,586,348
                                                                 ============    ============


Supplemental Disclosures
   Cash payments for:
     Interest on deposits                                        $    949,913    $    987,017
                                                                 ============    ============
     Income taxes                                                $               $
                                                                 ============    ============


          See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    Harrodsburg First Financial Bancorp (the "Company") was formed at the direction of First Federal Savings Bank of Harrodsburg (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from mutual to stock form (the "Conversion"). The Company's sole business is to serve as a holding company for the Bank. Accordingly, the financial statements and discussions herein include both the Company and the Bank. The Company was incorporated at the direction of the Board of Directors of the Bank in June 1995. On September 29, 1995, the Bank converted from mutual to stock form as a wholly owned subsidiary of the Company. In conjunction with the Conversion, the Company issued 2,182,125 shares of its common stock to the public.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month period ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

2.  Earnings Per Share

    Earnings per share for the three month periods ended December 31, 1996 and 1995 amounted to $0.19 per share for both periods, based on weighted average common stock shares outstanding. The weighted average number of common shares issued and outstanding for the three month periods ended December 31, 1996 and 1995 was 1,919,985 and 2,009,010 shares, respectively.

3.  Dividends

    A special cash dividend of $0.15 per share was paid on October 16, 1996 to stockholders of record as of October 1, 1996. A cash dividend of $.20 per share was paid on October 15, 1996 to stockholders of record as of September 30, 1996. The total dividends paid by the Company for the three months ended December 31, 1996 amounted to $687,103.

4.  Treasury stock

    Pursuant to the stock repurchase plan approved by the Board of Directors of the Company on September 16, 1996, the Company repurchased a total of 102,547 shares at a total price of $1,868,286 during the three months ended December 31, 1996.

5.  Subsequent Event - Employee Benefit Plans

    On January 27, 1997 the stockholders of the Company approved the establishment of the Harrodsburg First Financial Bancorp, Inc. 1996 Stock Option Plan ("Option Plan") and the First Federal Savings Bank of Harrodsburg Restricted Stock Plan and Trust Agreement ("Restricted Stock Plan").

    Pursuant to the Option Plan, which is effective January 27, 1997, 200,000 authorized but unissued shares of common stock have been reserved for issuance upon the exercise of options or the grant of restricted stock to employees and directors of the Company or the Bank. Effective with the approval of the Option Plan by the stockholders, stock options were granted for the purchase of 190,000 shares. The options are exercisable at the fair market value of the common stock on the date of the award which was $16.63 per share. All options are nontransferable and have a maximum term of 10 years.

    The objective of the Restricted Stock Plan (RSP), which is effective January 27, 1997, is to enable the Bank to attract and retain personnel of experience and ability in key positions of responsibility. Those eligible to receive benefits under the Restricted Stock Plan will be such employees as selected by members of a committee appointed by the Company's Board of Directors. The Restricted Stock Plan is a non-qualified plan that will be managed through a separate trust. The Bank will contribute sufficient funds to the RSP Trust for the purchase of up to 85,000 shares of common stock. The Company will recognize an expense for the fair market value of any awards granted over the period the award is earned.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 1996 and 1995

Net Income

Net income decreased by $18,000 or 4.7% for the period ended December 31, 1996 as compared to the same period in 1995. The net decrease of $18,000 was due to an increase of $26,000 in non-interest expenses, and a decrease of approximately $5,000 in non-interest income, offset by approximately a $6,000 increase in net interest income and a $7,000 decrease in income tax expense for 1996 compared to 1995.

Interest Income

Interest income was $1.9 million, or 7.24% of average interest-earning assets, for the quarter ended December 31, 1996 as compared to $1.9 million, or 7.36% of average interest-earning assets, for the quarter ended December 31, 1995. Interest income decreased by $31,000 or 1.6% from 1996 to 1995. The change was due to a 12 basis point decrease in the average rate earned on the average interest-earning assets offset by a $71,000 increase in the average balance of interest-earning assets during the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995.

Interest Expense

Interest expense was $951,000, or 5.00% of average interest-bearing deposits, for the quarter ended December 31, 1996 as compared to $988,000, or 5.21% of average interest-bearing deposits, for the corresponding period in 1995. Interest expense decreased by $37,000 or 3.7% from 1996 to 1995. The change was due primarily to a 21 basis point decrease in the average rate paid on the deposits during the period ended December 31, 1996 compared to the corresponding period in 1995, partially offset by a increase of $203,000 in the balance of average interest-bearing liabilities.

Provision for Loan Losses

There was no provision for loan losses during the quarters ended December 31, 1996 and 1995. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At December 31, 1996 the allowance for loan losses represented .37% of total loans compared to .40% at December 31, 1995. The allowance for loan losses was at a level consistent with management's analysis of the loan portfolio.

Non-Interest Income

Non-interest income amounted to $20,000 and $25,000 for the quarters ended December 31, 1996 and 1995, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $15,000 and $19,000 for 1996 and 1995, respectively. The decrease in non-interest income of $5,000 was primarily due to the decrease in income from late fees on delinquent loans plus an increase in NOW account service fees.

Non-Interest Expense

Non-interest expense increased approximately $26,000 or 6.4% to $430,000 for the quarter ended December 31, 1996 compared to $404,000 for the comparable period in 1995. Non-interest expense was 1.6% and 1.5% of average assets for the quarters ended December 31, 1996 and 1995, respectively. The increase of $26,000 was due primarily to an increase in compensation and benefits of $25,000 plus a net increase of $1,000 in other non-interest expenses. The increase of $26,000 in compensation and benefits was due to an increase of $14,000 related to the employee stock option plan due to the average increase in price of the stock plus an increase of $11,000 due to normal salary increases.

Income Taxes

The provision for income tax expense amounted to approximately $188,000 and $196,000 for the quarters ended December 31, 1996 and 1995, respectively, which as a percentage of income before income tax expenses amounted to 34.0% for 1996 and 1995.

Non-Performing Assets

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                    December 31, 1996     September 30, 1995
                                                                    -----------------     ------------------
                                                                            (amounts in thousands)
Loans accounted for on a non-accrual basis:1
  Real Estate:
    Residential.................................................        $         -         $        -
                                                                        -----------         ----------
Total   ........................................................                  -                  -
                                                                        -----------         ----------

Accruing loans which are contractually past due 90 days or more:
  Real Estate:
    Residential.................................................                528                567
    Other.......................................................                 73                 58
    Consumer....................................................                 96                241
                                                                        -----------         ----------
Total   ........................................................                697                866
                                                                        -----------         ----------

Total of non-accrual and 90 day past due loans                          $       697         $      866
                                                                        ===========         ==========

Percentage of net loans.........................................                .88%              1.12%
                                                                        ===========         ==========

Other non-performing assets2....................................        $         -         $        -
                                                                        ===========         ==========

-----------------------
  1 Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.
  2 Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions or accounted for as a foreclosure in-substance. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

At December 31, 1996, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the three months ended December 31, 1996 on the loans in the table above, has been included in income.

At December 31, 1996, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

FINANCIAL CONDITION

The Company's consolidated assets decreased approximately $1.9 million or .17% to $107.1 million at December 31, 1996 compared to $108.9 million at September 30, 1996. The net decrease of $1.9 million was due primarily to a $3.7 million decrease in cash, interest bearing deposits, and certificates of deposits offset in part by an increase of $1.3 million in loans and an increase of $761,000 in investment securities.

The Company's investment portfolio increased approximately $761,000. Securities classified as available-for- sale and recorded at market value per SFAS No. 115 increased $246,000 due solely to the increase in market value of such securities. Securities held-to-maturity increased $515,000 primarily due to the purchase of a FHLB bond, based on management's decision to seek higher yields on funds available for investment.

Loans receivable increased by $1.3 million, or 1.7% from $77.5 million at September 30, 1996 to $78.8 million at December 31, 1996, as management continued its efforts to meet the loan demand in the Bank's market area.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of retained earnings. At December 31, 1996, the Company included net unrealized gains of approximately $1,354,000 in retained earnings. At September 30, 1996, the Company included net unrealized gains of approximately $1,192,000 in retained earnings. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Stockholders' equity decreased by $1.6 million to $28.6 million for the quarter ended December 31, 1996. The net decrease of $1.6 million is due to decrease of $1.9 million from the purchase of Treasury Stock and the declaration of dividends totaling $295,000, offset in part by an increase from net income of $362,000, an increase of $162,000 in net unrealized appreciation on investments held-for-sale, and an increase of $53,000 related to the release of ESOP shares from collateral during the quarter ended December 31, 1996.

The following summarized the Bank's capital requirements and position at December 31, 1996 and September 30, 1996.


                                                  December 31          September 30
                                                     1996                  1995
                                            ---------------------   ---------------------
                                                         (Dollars in Thousands)
                                             Amount        Percent    Amount      Percent
                                            ---------     --------  ----------    -------

Tangible capital .......................... $  22,148       20.7%     $21,754      20.2%
Tangible capital requirement ..............     1,585        1.5%       1,618       1.5%
                                            ---------       ----    ---------      ----

Excess .................................... $  20,563       19.2%   $  20,136      18.7%
                                            =========       ====    =========      ====

Core capital ..............................   $22,148       20.7%   $  21,754      20.2%
Core capital requirement ..................     3,171        3.0%       3,235       3.0%
                                            ---------       ----    ---------      ----

Excess .................................... $  18,977       17.7%   $  18,519      17.2%
                                            =========       ====    =========      ====

Tangible capital ..........................   $22,148       41.2%   $  21,754      40.2%
General valuation allowance ...............       290         .5%         290        .5%
                                            ---------       ----    ---------      ----

Total capital (core and supplemental           22,438        41.7%     22,044      40.7%
Risk-based capital requirement ............     4,297        8.0%       4,334       8.0%
                                            ---------       ----    ---------      ----

Excess .................................... $  18,141       33.7%   $  17,710      32.7%
                                            =========       ====    =========      ====

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At December 31, 1996, the Bank could pay common stock dividends of approximately $11.4 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At December 31, 1996, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the quarters ended December 31, 1996 and 1995.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At December 31, 1996 and September 30, 1996, cash and cash equivalents totaled $12.3 million and $15.1 million, respectively.

At December 31, 1996, the Bank had $40.4 million in certificates of deposits due within one year and $17.0 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At December 31, 1996, the Bank had $1.2 million in outstanding commitments to originate mortgages. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 5.0%. During the first quarter of fiscal year 1997, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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

PART II.     OTHER INFORMATION
             -----------------

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


                                     Harrodsburg First Financial Bancorp, Inc.

                                     /s/ Jack Hood
Date:                                --------------------------------------
                                     Jack Hood, President



                                     /s/ Teresa W. Noel
Date:                                --------------------------------------
                                     Teresa W. Noel, Treasurer