Form 10-Q
period 1997-03-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1997-05-09
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10Q




(Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997.


                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-26570


                    Harrodsburg First Financial Bancorp, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            61-1284899
--------------------------------                        -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                40330-1620
----------------------------------------------                ----------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (606) 734-5452

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X / No / /

As of May 9, 1997, 2,024,756 shares of the registrant's common stock were issued and outstanding.

Page 1 of 16 Pages                                     Exhibit Index at Page N/A

                                    CONTENTS

PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements

               Consolidated Balance Sheets as of March 31, 1997 (unaudited) and
                        September 30, 1996........................................................................3

               Consolidated Statements of Income for the Three-Month Periods
                        Ended March 31, 1997 and 1996 (unaudited) and the Six-Month Periods
                        Ended March 31, 1997 and 1996 (unaudited).................................................4

               Consolidated Statements of Cash Flows for the Six-Month Periods Ended
                        March 31, 1997 and March 31, 1996 (unaudited).............................................5

               Notes to Consolidated Financial Statements.........................................................6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.....................................................................8


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings.................................................................................15
Item 2.        Changes in Securities.............................................................................15
Item 3.        Defaults Upon Senior Securities...................................................................15
Item 4.        Submission of Matters to a Vote of Security Holders...............................................15
Item 5.        Other Information.................................................................................15
Item 6.        Exhibits and Reports on Form 8-K..................................................................15

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           ---------------------------





                                                                                 As of                    As of
                                                                               March 31,             September 30,
ASSETS                                                                           1997                     1996
                                                                          ------------------    ------------------
                                                                              (unaudited)
Cash and due from banks                                                   $          633,947    $          834,621
Interest bearing deposits                                                         11,745,423            14,230,056
Certificates of deposit                                                            1,000,000             2,500,000
Available-for-sale securities                                                      2,100,648             1,881,429
Held-to-maturity securities                                                       11,524,081            10,502,766
Loans receivable, net                                                             79,822,778            77,502,336
Accrued interest receivable                                                          643,419               675,433
Premises and equipment, net                                                          641,583               657,920
Other assets                                                                          75,076               168,113
                                                                          ------------------    ------------------

    Total assets                                                          $      108,186,955    $      108,952,674
                                                                          ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                              $       78,315,167    $       76,946,210
    Advance payments by borrowers for taxes and insurance                             39,097                68,534
    Income taxes payable                                                             886,621               719,402
    Dividends payable                                                                372,365               391,633
    Other liabilities                                                                 59,505               604,906
                                                                          ------------------    ------------------
    Total liabilities                                                             79,672,755            78,730,685
                                                                          ------------------    ------------------

Stockholders' equity:
    Common stock, $0.10 par value, 5,000,000 shares authorized;
        2,182,125 shares issued and outstanding                                      218,213               218,213
    Additional paid-in capital                                                    21,044,191            21,001,572
    Retained earnings, substantially restricted                                   10,277,132            10,229,074
    Net unrealized appreciation on available-for-sale securities                   1,336,610             1,191,925
    Treasury stock, 157,369 and 49,392 shares at cost as of
      March 31, 1997 and September 30, 1996, respectively                         (2,790,826)             (789,495)
    Unallocated employee stock ownership plan (ESOP) shares                       (1,571,120)           (1,629,300)
                                                                          ------------------    ------------------
         Total stockholders' equity                                               28,514,200            30,221,989
                                                                          ------------------    ------------------

         Total liabilities and stockholders' equity                       $      108,186,955    $      108,952,674
                                                                          ==================    ==================

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                           ---------------------------


                                               For the Three-Month Periods       For the Six-Month Periods
                                                     Ended March 31                    Ended March 31,
                                                 1997              1996             1997              1996
                                            --------------    -------------     -------------    ---------
Interest income:
   Interest on loans                        $    1,550,984    $   1,470,529     $   3,087,163    $   2,962,127
   Interest and dividends on securities            194,995          108,162           381,453          136,085
   Other interest income                           154,220          323,724           343,777          746,927
                                            --------------    -------------     -------------    -------------
      Total interest income                      1,900,199        1,902,415         3,812,393        3,845,139
                                            --------------    -------------     -------------    -------------

Interest expense:
   Interest on deposits                            937,371          975,272         1,888,557        1,963,391
                                            --------------    -------------     -------------    -------------

Net interest income                                962,828          927,143         1,923,836        1,881,748
Provision for loan losses
                                            --------------    -------------     -------------    -------------
Net interest income after provision
   for loan losses                                 962,828          927,143         1,923,836        1,881,748
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees, net                 16,355           17,079            31,741           36,485
   Other                                             4,096            5,556             8,687           11,081
                                            --------------    -------------     -------------    -------------
      Total non-interest income                     20,451           22,635            40,428           47,566
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits                       229,980          212,175           454,618          411,325
   Occupancy expenses, net                          31,889           28,832            62,072           60,170
   Federal and other insurance premiums             13,588           68,485            52,105          114,837
   Data processing expenses                         26,253           24,532            51,550           47,561
   State franchise tax                              23,587           24,142            47,730           44,751
   Other operating expenses                        119,580          108,527           207,243          192,481
                                            --------------    -------------     -------------    -------------
      Total non-interest expense                   444,877          466,693           875,318          871,125
                                            --------------    -------------     -------------    -------------

Income before income tax expense                   538,402          483,085         1,088,946        1,058,189
Income tax expense                                 184,384          171,648           373,053          367,184
                                            --------------    -------------     -------------    -------------

Net income                                  $      354,018    $     311,437     $     715,893    $     691,005
                                            ==============    =============     =============    =============

Earnings per share                          $         0.19    $        0.16     $        0.38    $        0.34
                                            ==============    =============     =============    =============



          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           ---------------------------



                                                                        For the Six-Month Periods
                                                                             Ended March 31,
                                                                 ---------------------------------------
                                                                      1997                       1996
                                                                 --------------            -------------
Cash flows from operating activities:
Net income                                                       $      715,893            $     691,005
Adjustments to reconcile net income to net cash
    provided by operating activities:
    ESOP benefit expense                                                100,799                   79,965
    Provision for depreciation                                           31,993                   31,006
    Amortization of loan fees                                           (20,933)                 (29,313)
    FHLB stock dividend                                                 (42,000)                 (39,300)
    Change in:
      Interest receivable                                                32,014                  (51,556)
      Interest payable                                                    1,140                   (1,166)
      Accrued liabilities                                              (546,541)                   1,953
      Prepaid expense                                                    93,037                   81,008
      Income taxes payable                                               92,685                   65,645
                                                                 --------------            -------------
         Net cash provided by operating activities                      458,087                  829,247
                                                                 --------------            -------------

Cash flows from investing activities:
Net (increase) decrease in loans                                     (2,299,509)               1,862,820
Maturity of certificates of deposit                                   1,500,000                1,500,000
Purchase of held-to-maturity securities                              (1,000,502)              (4,213,019)
Principle repayments - mortgage back securities                          21,187                   22,869
Purchase of fixed assets                                                (15,656)                 (85,904)
                                                                 --------------            -------------
         Net cash provided (used) by investing activities            (1,794,480)                (913,234)
                                                                 --------------            -------------

Cash flows from financing activities:
Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                    193,481                 619,972
Net increase (decrease) in certificates of deposit                     1,175,476                 122,200
Net increase (decrease) in custodial accounts                            (29,437)                (49,530)
Payment of conversion expenses                                                                  (365,414)
Purchase of treasury stock                                            (2,001,331)
Payment of dividends                                                    (687,103)
                                                                 ---------------         ---------------
    Net cash provided (used) by financing activities                  (1,348,914)                327,228
                                                                 ---------------         ---------------

    Increase (decrease) in cash and cash equivalents                  (2,685,307)                243,241

Cash and cash equivalents, beginning of period                        15,064,677              21,990,430
                                                                 ---------------         ---------------

Cash and cash equivalents, end of period                         $    12,379,370         $    22,233,671
                                                                 ===============         ===============

Supplemental Disclosures
    Cash payments for:
       Interest on deposits                                      $    1,887,419            $   1,965,659
                                                                 ==============            =============
       Income taxes                                              $      225,000            $     266,111
                                                                 ==============            =============


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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six month periods ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

2.        Earnings Per Share

          Earnings per share for the three and six month periods ended March 31, 1997 amounted to $0.19 per share and $0.38 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares outstanding for the three and six month periods ended March 31, 1997 was 1,869,800 and 1,903,134 shares, respectively. Earnings per share for the three and six month periods ended March 31, 1996 amounted to $0.16 per share and $0.34 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares outstanding for the three and six month periods ended March 31, 1996 was 2,011,920 and 2,010,465 shares, respectively.

3.        Dividends

          On March 17, 1997, the Board of Directors of the Company authorized the payment of a cash dividend of $.20 per share to all shareholders of record on March 31, 1997 payable on April 15, 1997. The total dividends paid by the Company for the six months ended March 31, 1997 amounted to $687,103.

4.        Treasury Stock

          Pursuant to the stock repurchase plan approved by the Board of Directors of the Company on September 16, 1996, the Company repurchased a total of 7,220 shares at a total price of $133,045 during the three months ended March 31, 1997. During the six months ended March 31, 1997, a total of 157,369 shares had been repurchased at a total price of $2,790,826.

5.        Subsequent Event - Employee Benefit Plans

          On January 27, 1997 the stockholders of the Company approved the establishment of the Harrodsburg First Financial Bancorp, Inc. 1996 Stock Option Plan ("Option Plan") and the First Federal Savings Bank of Harrodsburg Restricted Stock Plan and Trust Agreement ("Restricted Stock Plan").

          Pursuant to the Option Plan, which is effective January 27, 1997, 200,000 authorized but unissued shares of common stock have been reserved for issuance upon the exercise of options or the grant of restricted stock to employees and directors of the Company or the Bank. Effective with the approval of the Option Plan by the stockholders, stock options were granted for the purchase of 190,000 shares. The options are exercisable at the fair market of the common stock on the date of the award which was $16.50 per share. All options are nontransferable and have a maximum term of 10 years.

          The objective of the Restricted Stock Plan, which is effective January 27, 1997, is to enable the Bank to attract and retain personnel of experience and ability in key positions of responsibility. Those eligible to receive benefits under the Restricted Stock Plan will be such employees as selected by members of a committee appointed by the Company's Board of Directors. The Restricted Stock Plan is a non-qualified plan that will be managed through a separate trust. The Bank will contribute sufficient funds to the ERP Trust for the purchase of up to 85,000 shares of common stock. The Company will recognize an expense for the fair market value of any awards granted over the period the award is earned.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 1997 and 1996

Net Income

Net income increased by $43,000 or 13.7% for the three months ended March 31, 1997 as compared to the same period in 1996. The net increase of $43,000 was due to an increase of $36,000 in net interest income, and a decrease of $22,000 in non-interest expense offset by a $2,000 decrease in non-interest income and a $13,000 increase in income tax expense.

Interest Income

Interest income was $1.9 million, or 7.2% of average interest-earning assets, for the quarter ended March 31, 1997 as compared to $1.9 million, or 7.1% of average interest-earning assets, for the quarter ended March 31, 1996. Interest income decreased by $2,000 or .1% from 1996 to 1997. The decrease in interest income was due primarily to a $1.3 million decrease in the average balance of interest-earning assets during the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 offset by an increase of 8 basis point in the average rate earned.

Interest Expense

Interest expense was $937,000, or 4.8% of average interest-bearing deposits, for the quarter ended March 31, 1997 as compared to $975,000, or 5.1% of average interest-bearing deposits, for the corresponding period in 1996. Interest expense decreased by $38,000 or 3.9% from 1996 to 1997. The decrease in interest expense was due primarily to a 26 basis point decrease in the average rate paid on the deposits during the period ended March 31, 1997 compared to the corresponding period in 1996 offset by an increase of $1.0 million in the balance of average interest-bearing liabilities in 1997 compared to 1996.

Provision for Loan Losses

There was no provision for loan losses during the quarters ended March 31, 1997 and 1996. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At March 31, 1997 the allowance for loan losses represented .37% of total loans compared to .40% at March 31, 1996.

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

Non-Interest Income

Non-interest income amounted to $21,000 and $23,000 for the quarter ended March 31, 1997 and 1996, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $15,000 and $17,000 for the quarter ended March 31, 1997 and 1996, respectively. The decrease in non-interest income of $2,000 was primarily due to the decrease in income from late fees on delinquent loans plus an increase in service fees on deposit transaction accounts.

Non-Interest Expense

Non-interest expense decreased $22,000 or 4.7% to $445,000 for the quarter ended March 31, 1997 compared to $467,000 for the comparable period in 1996. Non-interest expense was 1.7% of average assets for both quarters. The decrease of $22,000 was due primarily to a decrease in federal and other insurance premiums of $54,000 offset by an increase in compensation and benefits of $18,000 and an increase in other operating expenses of $14,000. The decrease in the federal and other insurance premiums of $54,000 was the result of the reduction of the insurance assessment rate on the Bank's deposits after the special assessment on September 30, 1996 to recapitalize the Savings Association Insurance Fund. The increase of $18,000 in compensation and benefits was primarily due to normal salary increases and an increase related to the employee stock option plan due to the increase in the average price of the stock. The increase of $14,000 in other operating expenses is related mainly to the increase of franchise taxes.

Income Taxes

The provision for income tax expense amounted to $184,000 and $171,000 for the quarters ended March 31, 1997 and 1996, respectively, which as a percentage of income before income tax expense amounted to 34.2% for 1997 and 35.5% for 1996.

Results of Operations for the Six Months Ended March 31, 1997 and 1996

Net Income

Net income increased by $25,000 or 3.6% for the six month period ended March 31, 1997 as compared to the same period in 1996. The net increase of $25,000 was due to an increase of $42,000 in net interest income offset by a decrease of $7,000 in non-interest income, $4,000 increase in non-interest expense and a $6,000 increase in income tax expense for the six month period ended March 31, 1997 compared to the same period in 1996.

Interest Income

Interest income was $3.8 million, or 7.2% of average interest-earning assets for the six month periods ended March 31, 1997 and 1996. Interest income decreased by $33,000 or .9% from 1996 to 1997. The decrease in interest income was due primarily to a $620,000 decrease in the average balance of interest-earning assets during the six month period ended March 31, 1997 compared to the six month period ended March 31, 1996.

Interest Expense

Interest expense was $1.9 million, or 4.9% of average interest-bearing deposits, for the six month period ended March 31, 1997 as compared to $2.0 million, or 5.2% of average interest-bearing deposits, for the corresponding period in 1996. Interest expense decreased by $75,000 or 3.8% from 1996 to 1997. The decrease in interest expense was due primarily to a 28 basis point decrease in the average rate paid on the deposits offset by a $1.2 million increase in the average balance of interest-bearing deposits during the period ended March 31, 1997 compared to the corresponding period in 1996.

Provision for Loan Losses

There was no provision for loan losses during the six month periods ended March 31, 1997 and 1996. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $40,000 and $47,000 for the six month period ended March 31, 1997 and 1996, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $30,000 and $37,000 for the six month period ended March 31, 1997 and 1996, respectively. The decrease in non-interest income of $7,000 was primarily due to the decrease in income from late fees on delinquent loans plus a decrease in deposit transaction service fees.

Non-Interest Expense

Non-interest expense increased $4,000 or .5% to $875,000 for the six month period ended March 31, 1997 compared to $871,000 for the comparable period in 1996. Non-interest expense was 1.6% of average assets for both periods. The increase of $4,000 was due primarily to an increase in compensation and benefits of $43,000 and an increase in other operating expense of $24,000 offset by a decrease of $63,000 in federal and other insurance premiums. The increase of $43,000 in compensation and benefits was primarily due to normal salary increases and an increase related to the employee stock option plan due to the increase in the average price of the stock. The increase in other operating expenses relates primarily to the increase of franchise taxes. The decrease of $63,000 in federal and other insurance premiums was the result of the reduction of the insurance assessment rate on the Bank's deposits after the special assessment on September 30, 1996 to recapitalize the Savings Association Insurance Fund.

Income Taxes

The provision for income tax expense amounted to approximately $373,000 and $367,000 for the six month period ended March 31, 1997 and 1996, respectively, which as a percentage of income before income tax expense amounted to a 34.3% for 1997 and 34.7% for 1996.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.


                                                              March 31, 1997                     September 30, 1996
                                                              --------------                     ------------------
                                                                           (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
     Real Estate:
        Residential..................................         $          --                      $          --
                                                               ------------                       ------------
               Total.................................                    --                                 --
                                                              -------------                      -------------

Accruing loans which are contractually past due
    90 days or more:
    Real Estate:
      Residential....................................                   332                                567
      Other    ......................................                    52                                 58
      Commercial.....................................                    --                                 --
    Consumer.........................................                   127                                241
                                                              -------------                      -------------
               Total.................................                   511                                866
                                                              =============                      =============

      Total of non-accrual and 90 day past
               due loans.............................         $         511                      $         866
                                                              =============                      =============

Percentage of net loans..............................                  .64%                              1.12%
                                                              =============                      =============

Other non-performing assets(2)......................         $          --                      $          --
                                                              =============                      =============


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

At March 31, 1997, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the six months ended March 31, 1997 on the loans in the table above has been included in income.

At March 31, 1997, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Financial Condition

The Company's consolidated assets decreased approximately $765,000 or .7% to $108.2 million at March 31, 1997 compared to $108.9 million at September 30, 1996. Investment securities increased $1.2 million, loans increased $2.3 million, and cash, interest bearing deposits, and certificates of deposit decreased a total of $4.2 million.

The Company's investment portfolio increased approximately $1.2 million. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $220,000 due solely to the increase in market value of such securities. Held-to-maturity securities increased $1.0 million due to the purchase of FHLB bonds, based on management's decision to seek higher yields on funds available for investment.

Under SFAS No. 115, unrealized gains or losses on available-for-sale securities are recorded net of deferred income tax as a separate component of stockholders' equity. At March 31, 1997, the Company included net unrealized gains of approximately $1,337,000 in stockholders' equity. At September 30, 1996, the Company included net unrealized gains of approximately $1,192,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans receivable increased by $2.3 million, or 3.0% from $77.5 million at September 30, 1996 to $79.8 million at March 31, 1997, as management continued its efforts to meet the local demand in the Bank's market area.

Deposits increased approximately $1.4 million or 1.8% from $76.9 million at September 30, 1996 to $78.3 million at March 31, 1997. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders' equity decreased by $1.7 million to $28.5 million as of March 31, 1997. The net decrease of $1.7 million is due to a decrease of $2.0 million from the purchase of Treasury Stock and the declaration of dividends totaling $667,000, offset in part by net income of $716,000, an increase of $145,000 in net unrealized appreciation on investments held-for-sale and an increase of $101,000 related to the release of ESOP shares from collateral during the six months ended March 31, 1997.

The following summarizes the Bank's capital requirements and position at March 31, 1997 and September 30, 1996.


                                                          March 31                       September 30
                                                            1997                             1996
                                            -------------------------------     -------------------------------
                                                                   (Dollars in Thousands)
                                                Amount            Percent          Amount            Percent
                                            --------------    --------------    -------------    --------------
Tangible capital.......................     $       22,565             20.9%    $      21,754             20.2%
Tangible capital requirement...........              1,603              1.5%            1,618              1.5%
                                            --------------    --------------    -------------    --------------

Excess         ........................     $       20,962             19.4%    $      20,136             18.7%
                                            ==============    ==============    =============    ==============

Core capital   ........................     $       22,565             20.9%    $      21,754             20.2%
Core capital requirement...............              3,205              3.0%            3,235              3.0%
                                            --------------    --------------    -------------    --------------

Excess         ........................     $       19,360             17.9%    $      18,519             17.2%
                                            ==============    ==============    =============    ==============

Tangible capital ......................     $       22,565             41.1%    $      21,754             40.2%
General valuation allowance............                290               .5%              290               .5%
                                            --------------    --------------    -------------    --------------

Total capital (risk-based capital).....             22,855             41.6%           22,044             40.7%
Risk-based capital requirement.........              4,391              8.0%            4,334              8.0%
                                            --------------    --------------    -------------    --------------

Excess         ........................     $       18,464             33.6%    $      17,710             32.7%
                                            ==============    ==============    =============    ==============


Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At March 31, 1997, the Bank could pay common stock dividends of approximately $11.7 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At March 31, 1997, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the six month periods ended March 31, 1997 and 1996.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At March 31, 1997 and 1996, cash and cash equivalents totaled $12.4 million and $22.2 million, respectively.

At March 31, 1997, the Bank had $41.5 million in certificates of deposits due within one year and $17.5 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At March 31, 1997, the Bank had $574,000 in outstanding commitments to originate mortgages, excluding $950,000 in approved but unused home equity lines of credit and $675,000 in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 5.0%. During the first six months of fiscal year 1997, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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


PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings...........................................................................None

Item 2.            Changes in Securities.......................................................................None

Item 3.            Defaults Upon Senior Securities.............................................................None

Item 4.            Submission of Matters to a Vote of Security Holders.........................................None

Item 5.            Other Information...........................................................................None

Item 6.            Exhibits and Reports on Form 8-K

                   Form 8-K, Item 5 filed on March 18, 1997 relating to the
                   Company's announcement of the declaration of a cash dividend.

                   Form 8-K, Item 5 filed on February 11, 1997 relating to the
                   Company's announcement of its intention to implement the 1996
                   Restricted Stock Plan as previously approved by stockholders.

                   The following exhibit is filed herewith:

                   Exhibit 27...............................................................Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Harrodsburg First Financial Bancorp, Inc.



Date:     May 9, 1997
                                    ____________________________________________
                                    Jack Hood, President
                                    (Duly Authorized Officer)



Date:     May 9, 1997
                                    ____________________________________________
                                    Teresa W. Noel, Treasurer
                                    (Principal Financial and Accounting Officer)