Form 10-Q
period 1997-06-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1997-08-08
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     -----------------------------------------------------------------------

                                    FORM 10Q


(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997


                                       OR


| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26570


                    Harrodsburg First Financial Bancorp, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              61-1284899
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


104 South Chiles Street, Harrodsburg, Kentucky                     40330-1620
----------------------------------------------                ------------------
  (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (606) 734-5452

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.   Yes |X|      No | |

As of August 5, 1997, 2,024,756 shares of the registrant's common stock were issued and outstanding.

Page 1 of 16 Pages                                     Exhibit Index at Page N/A

                                    CONTENTS


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1997
              (unaudited) and September 30, 1996.............................. 3

           Consolidated Statements of Income for the Three-Month
              Periods Ended June 30, 1997 and 1996 (unaudited)
              and the Nine-Month Periods Ended June 30, 1997
              and 1996 (unaudited)............................................ 4

           Consolidated Statements of Cash Flows for the Nine-Month
              Periods Ended June 30, 1997 and 1996 (unaudited)................ 5

           Notes to Consolidated Financial Statements......................... 6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................. 8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................16

Item 2.    Changes in Securities..............................................16

Item 3.    Defaults Upon Senior Securities....................................16

Item 4.    Submission of Matters to a Vote of Security Holders................16

Item 5.    Other Information..................................................16

Item 6.    Exhibits and Reports on Form 8-K...................................16


SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           ---------------------------

                                                                                 As of                  As of
                                                                               June 30,             September 30,
ASSETS                                                                           1997                    1996
                                                                          ------------------    ------------------
                                                                              (unaudited)
Cash and due from banks                                                   $          679,529    $          834,621
Interest bearing deposits                                                         12,460,067            14,230,056
Certificates of deposit                                                                                  2,500,000
Available-for-sale securities                                                      2,698,080             1,881,429
Held-to-maturity securities                                                       11,537,582            10,502,766
Loans receivable, net                                                             80,218,711            77,502,336
Accrued interest receivable                                                          610,977               675,433
Premises and equipment, net                                                          634,357               657,920
Other assets                                                                         110,077               168,113
                                                                          ------------------    ------------------
    Total assets                                                          $      108,949,380    $      108,952,674
                                                                          ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                              $       78,405,212    $       76,946,210
    Advance payments by borrowers for taxes and insurance                             50,265                68,534
    Income taxes payable                                                           1,126,742               719,402
    Dividends payable                                                                                      391,633
    Other liabilities                                                                 33,530               604,906
                                                                          ------------------    ------------------
    Total liabilities                                                             79,615,749            78,730,685
                                                                          ------------------    ------------------

Stockholders' equity:
    Common stock, $0.10 par value, 5,000,000 shares authorized;
        2,182,125 shares issued and outstanding                                      218,213               218,213
    Additional paid-in capital                                                    21,061,733            21,001,572
    Retained earnings, substantially restricted                                   10,655,626            10,229,074
    Net unrealized appreciation on available-for-sale securities                   1,730,915             1,191,925
    Treasury stock, 157,369 and 49,392 shares at cost as of
    June 30, 1997 and September 30, 1996, respectively                            (2,790,826)             (789,495)
    Unallocated employee stock ownership plan (ESOP) shares                       (1,542,030)           (1,629,300)
                                                                          ------------------    ------------------
         Total stockholders' equity                                               29,333,631            30,221,989
                                                                          ------------------    ------------------
         Total liabilities and stockholders' equity                       $      108,949,380    $      108,952,674
                                                                          ==================    ==================

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                           ---------------------------

                                              For the Three-Month Periods         For the Nine-Month Periods
                                                     Ended June 30                       Ended June 30
                                            -------------------------------     ------------------------------
                                                 1997              1996             1997              1996
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans                        $    1,575,061    $   1,479,275     $   4,662,224    $   4,441,402
   Interest and dividends on securities            198,848          128,798           580,301          264,883
   Other interest income                           161,381          309,749           505,158        1,056,676
                                            --------------    -------------     -------------    -------------
      Total interest income                      1,935,290        1,917,822         5,747,683        5,762,961
                                            --------------    -------------     -------------    -------------

Interest expense:
   Interest on deposits                            960,804          973,010         2,849,361        2,936,401
                                            --------------    -------------     -------------    -------------

Net interest income                                974,486          944,812         2,898,322        2,826,560
Provision for loan losses                           11,000              -0-            11,000              -0-
                                            --------------    -------------     -------------    -------------
Net interest income after provision
   for loan losses                                 963,486          944,812         2,887,322        2,826,560
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees, net                 22,280           19,573            54,021           56,058
   Other                                             5,070            5,852            13,757           16,933
                                            --------------    -------------     -------------    -------------
      Total non-interest income                     27,350           25,425            67,778           72,991
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits                       232,040          200,710           686,658          612,035
   Occupancy expenses, net                          32,320           30,357            94,392           90,527
   Federal and other insurance premiums             13,363           48,902            65,468          163,739
   Data processing expenses                         24,212           21,486            75,762           69,047
   State franchise tax                              23,587           24,143            71,317           68,894
   Other operating expenses                         89,826           67,030           297,069          259,511
                                            --------------    -------------     -------------    -------------
      Total non-interest expense                   415,348          392,628         1,290,666        1,263,753
                                            --------------    -------------     -------------    -------------

Income before income tax expense                   575,488          577,609         1,664,434        1,635,798
Income tax expense                                 196,994          200,591           570,047          567,775
                                            --------------    -------------     -------------    -------------
Net income                                  $      378,494    $     377,018     $   1,094,387    $   1,068,023
                                            ==============    =============     =============    =============
Earnings per share                          $          .20    $        0.19     $         .58    $        0.53
                                            ==============    =============     =============    =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           ---------------------------

                                                                           For the Nine-Month Periods
                                                                                 Ended June 30,
                                                                 ------------------------------------------
                                                                      1997                        1996
                                                                 --------------               -------------
Cash flows from operating activities:
Net income                                                       $    1,094,387               $   1,068,023
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                            11,000                         -0-
    ESOP benefit expense                                                145,103                     121,433
    Provision for depreciation                                           48,219                      43,740
    Amortization of loan fees                                           (31,672)                    (46,594)
    Amortization of investment premium                                      753
    FHLB stock dividend                                                 (64,300)                    (59,400)
    Change in:
      Interest receivable                                                64,456                     (35,330)
      Interest payable                                                      756                      (1,419)
      Accrued liabilities                                              (569,805)                    (33,765)
      Prepaid expense                                                    58,036                      (3,782)
      Income taxes payable                                              129,679                      77,236
                                                                 --------------               -------------
         Net cash provided by operating activities                      886,612                   1,130,142
                                                                 --------------               -------------

Cash flows from investing activities:
Net (increase) decrease in loans                                     (2,695,703)                     (3,606)
Proceeds from certificates of deposit                                 2,500,000                   2,500,000
Purchase of held-to-maturity securities                              (1,000,885)                 (7,208,849)
Principle repayments - mortgage back securities                          29,616                      28,766
Purchase of fixed assets                                                (24,656)                   (100,534)
                                                                 --------------               -------------
         Net cash (used) by investing activities                     (1,191,628)                 (4,784,223)
                                                                 --------------               -------------

Cash flows from financing activities:
Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                  (130,697)                    924,648
Net increase (decrease) in certificates of deposit                    1,589,700                   1,027,002
Net increase (decrease) in custodial accounts                           (18,269)                    (35,066)
Payment of conversion expenses                                                                     (365,414)
Purchase of treasury stock                                           (2,001,331)                   (353,763)
Dividends paid                                                       (1,059,468)                   (401,511)
                                                                 --------------               -------------
         Net cash provided (used) by financing activities            (1,620,065)                    795,896
                                                                 --------------               -------------

Increase (decrease) in cash and cash equivalents                     (1,925,081)                 (2,858,185)

Cash and cash equivalents, beginning of period                       15,064,677                  21,990,430
                                                                 --------------               -------------
Cash and cash equivalents, end of period                         $   13,139,596               $  19,132,245
                                                                 ==============               =============
Supplemental Disclosures of cash flow information:
    Cash paid for interest on deposits                           $    2,848,605               $   2,937,819
                                                                 ==============               =============
    Cash paid for income taxes                                   $      385,000               $     455,111
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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

2.        Earnings Per Share

          Earnings per share for the three and six month periods ended June 30, 1997 amounted to $0.20 per share and $0.58 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares outstanding for the three and nine month periods ended June 30, 1997 was 1,869,098 and 1,894,989 shares, respectively. Earnings per share for the three and nine month periods ended June 30, 1996 amounted to $0.19 per share and $0.53 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares outstanding for the three and nine month periods ended June 30, 1996 was 2,003,280 and 2,006,145 shares, respectively.

3.        Dividends

          On March 17, 1997, the Board of Directors of the Company authorized the payment of a cash dividend of $.20 per share to all shareholders of record on March 31, 1997 payable on April 15, 1997. The total dividends paid by the Company for the nine months ended June 30, 1997 amounted to $1,059,468.

4.        Treasury Stock

          Pursuant to the stock repurchase plan approved by the Board of Directors of the Company on September 16, 1996, the Company repurchased a total of 157,369 shares at a total price of $2,790,826 during the nine months ended June 30, 1997.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 1997 and 1996

Net Income

Net income increased by $1,000 or .4% for the three months ended June 30, 1997 as compared to the same period in 1996. The net increase of $1,000 was due to an increase of $30,000 in net interest income, an increase of $2,000 in non-interest income, a decrease of $3,000 in income tax expense, offset by a $23,000 increase in non-interest expense and an $11,000 increase in the provision for loan losses.

Interest Income

Interest income was $1.9 million, or 7.24% of average interest-earning assets, for the quarter ended June 30, 1997 as compared to $1.9 million, or 7.09% of average interest-earning assets, for the quarter ended June 30, 1996. Interest income increased by $17,000 or .9% from 1996 to 1997. The increase in interest income was due primarily to an increase of 15 basis points in the average rate earned offset by a $1.3 million decrease in the average balance of interest earning assets.

Interest Expense

Interest expense was $961,000, or 4.93% of average interest-bearing deposits, for the quarter ended June 30, 1997 as compared to $973,000, or 5.04% of average interest-bearing deposits, for the corresponding period in 1996. Interest expense decreased $12,000 or 1.3% from 1996 to 1997. The decrease in interest expense was due primarily to an 11 basis point decrease in the average rate paid on deposits during the period ended June 30, 1997 compared to the corresponding period in 1996 offset by an increase of $654,000 in the balance of average interest-bearing liabilities in 1997 compared to 1996.

Provision for Loan Losses

There was an $11,000 provision for loan losses for the quarter ended June 30, 1997 while in the quarter ended June 30, 1996, there was no provision for loan losses. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At June 30, 1997 the allowance for loan losses represented .38% of total loans compared to .39% at June 30, 1996.

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

Non-Interest Income

Non-interest income amounted to $27,000 and $25,000 for the quarter ended June 30, 1997 and 1996, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $22,000 and $20,000 for the quarter ended June 30, 1997 and 1996, respectively. The increase in non-interest income of $2,000 was primarily due to the increase in income from late fees on delinquent loans plus an increase in service fees on deposit transaction accounts.

Non-Interest Expense

Non-interest expense increased $23,000 or 5.8% to $415,000 for the quarter ended June 30, 1997 compared to $392,000 for the comparable period in 1996. Non-interest expense was 1.5% of average assets for both periods. The increase of $23,000 was primarily due to increases of $31,000 in compensation and benefits, $23,000 in other operating expenses, offset by a decrease of $35,000 in federal and other insurance premiums. The increase of $31,000 in compensation and benefits was primarily due to normal salary increases and an increase related to the employee stock option plan due to the increase in the average price of the stock. The increase of $23,000 in other operating expenses is related mainly to the increase in franchise taxes for the Company. The decrease in the federal and other insurance premiums of $35,000 was due to the reduction of the insurance assessment rate on the Bank's deposits resulting from the recapitalization of the Savings Association Insurance Fund in 1996.

Income Taxes

The provision for income tax expense amounted to $197,000 and $200,000 for the quarters ended June 30, 1997 and 1996, respectively, which as a percentage of income before income tax expense amounted to 34.2% for 1997 and 34.7% for 1996.


Results of Operations for the Nine Months Ended June 30, 1997 and 1996

Net Income

Net income increased by $26,000 or 2.5% for the nine month period ended June 30, 1997 as compared to the same period in 1996. The net increase of $26,000 was due to an increase of $71,000 in net interest income, offset by an increase in the provision for loan losses of $11,000, a decrease in non-interest income of $5,000, an increase in non-interest expenses of $27,000 and an increase in tax-expense of $2,000 for the nine month period ended June 30, 1997 compared to the same period in 1996.

Interest Income

Interest income was $5.7 million, or 7.22% of average interest-earning assets, for the nine month period ended June 30, 1997 as compared to $5.8 million, or 7.18% of average interest-earning assets, for the nine month period ended June 30, 1996. Interest income decreased by $15,000 or 0.3% from 1996 to 1997. The decrease in interest income was due primarily to a decrease of $845,000 in the average balance of interest-earning assets during the nine month period ended June 30, 1997 compared to the nine month period ended June 30, 1996 offset by an increase of 4 basis points in the average rate earned.

Interest Expense

Interest expense was $2.8 million, or 4.89% of average interest-bearing deposits, for the nine month period ended June 30, 1997 as compared to $2.9 million, or 5.11% of average interest-bearing deposits, for the corresponding period in 1996. Interest expense decreased $87,000, or 2.9%, from 1996 to 1997. The decrease in interest expense was due primarily to 22 basis point decrease in the average rate paid on deposits during the period ended June 30, 1997 compared to the corresponding period in 1996 offset by an increase of $1.0 million in the balance of average interest bearing liabilities in 1997 compared to 1996.

Provision for Loan Losses

There was an $11,000 provision for loan losses during the nine month period ended June 30, 1997; while in the nine month period ended June 30, 1996, there was no provision for loan losses. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $68,000 and $73,000 for the nine month period ended June 30, 1997 and 1996, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $54,000 and $56,000 for the nine month period ended June 30, 1997 and 1996, respectively. The decrease in non-interest income of $5,000 was primarily due to the decrease in income from late fees on delinquent loans.

Non-Interest Expense

Non-interest expense increased $27,000 or 2.1% to $1,291,000 for the nine month period ended June 30, 1997 compared to $1,264,000 for the comparable period in 1996. Non-interest expense was 1.6% of average assets for both periods. The increase of $27,000 was primarily due to increases of $75,000 in compensation and benefits, $38,000 in other operating expenses, offset by a decrease of $98,000 in federal and other insurance premiums. The increase of $75,000 in compensation and benefits was primarily due to normal salary increases and an increase related to the employee stock option plan due to the increase in the average price of the stock. The increase in other operating expenses was primarily due to an increase in franchise taxes of the Company. The decrease of $98,000 in federal and other insurance premiums was due to the reduction of the insurance assessment rate on the Bank's deposits resulting from the recapitalization of the Savings Association Insurance Fund in 1996.

Income Taxes

The provision for income tax expense amounted to approximately $570,000 and $568,000 for the nine month period ended June 30, 1997 and 1996, respectively, which as a percentage of income before income tax expense amounted to a 34.2% for 1997 and 34.7% for 1996.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                               June 30, 1997        September 30, 1996
                                                              --------------        ------------------
                                                                       (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
    Real Estate:
        Residential..................................         $          --            $          --
                                                              -------------            -------------
               Total.................................                    --                       --
                                                              -------------            -------------

Accruing loans which are contractually past due
  90 days or more:
    Real Estate:
      Residential....................................                   305                      567
      Other    ......................................                    85                       58
      Commercial.....................................                    --                       --
    Consumer.........................................                   125                      241
                                                              -------------            -------------
               Total.................................                   515                      866
                                                              =============            =============
      Total of non-accrual and 90 day past
               due loans.............................         $         515            $         866
                                                              =============            =============
Percentage of net loans..............................                  .64%                    1.12%
                                                              =============            =============
Other non-performing assets (2)......................         $          --            $          --
                                                              =============            =============

--------------
(1) Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

(2) Other non-performing assets represent property acquired by the Bank through foreclosure. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.


At June 30, 1997, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the nine months ended June 30, 1997 on the loans in the table above has been included in income.

At June 30, 1997, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Financial Condition

The Company's consolidated assets decreased approximately $3,000 to $108.9 million at June 30, 1997. Investment securities increased $1.9 million, loans increased $2.7 million, and cash, interest bearing deposits and certificates of deposit decreased a total of $4.4 million.

The Company's investment portfolio increased approximately $1.9 million. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $817,000 due solely to the increase in market value of such securities. Held-to-maturity securities increased $1.0 million due to the purchase of FHLB and FNMA bonds, based on management's decision to seek higher yields on funds available for investment.

Under SFAS No. 115, unrealized gains or losses on available-for-sale securities are recorded net of deferred income tax as a separate component of stockholders' equity. At June 30, 1997, the Company included net unrealized gains of approximately $1,731,000 in stockholders' equity. At September 30, 1996, the Company included net unrealized gains of approximately $1,192,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans receivable increased by $2.7 million, or 3.5% from $77.5 million at September 30, 1996 to $80.2 million at June 30, 1997, as management continued its efforts to meet the local demand in the Bank's market area.

Deposits increased approximately $1.5 million or 1.9% from $76.9 million at September 30, 1996 to $78.4 million at June 30, 1997. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders' equity decreased by $888,000 to $29.3 million as of June 30, 1997. The net decrease of $888,000 is due to a decrease of $2.0 million from the purchase of Treasury Stock and the declaration of dividends totaling $667,000, offset in part by net income of $1.1 million, an increase of $539,000 in net unrealized appreciation on investments held-for-sale and an increase of $145,000 related to the release of ESOP shares from collateral during the nine months ended June 30, 1997.

The following summarizes the Bank's capital requirements and position at June 30, 1997 and September 30, 1996.

                                                        June 30,                          September 30,
                                                          1997                                1996
                                            -------------------------------     ------------------------------
                                                                 (Dollars in Thousands)
                                                Amount            Percent          Amount            Percent
                                                ------            -------          ------            -------
Tangible capital.......................        $22,974             21.1%          $21,754             20.2%
Tangible capital requirement...........          1,595              1.5%            1,618              1.5%
                                               -------             -----          -------             -----

Excess         ........................        $21,379             19.6%          $20,136             18.7%
                                               =======             =====          =======             =====

Core capital   ........................        $22,974             21.1%          $21,754             20.2%
Core capital requirement...............          3,190              3.0%            3,235              3.0%
                                               -------             -----          -------             -----

Excess         ........................        $19,784             18.1%          $18,519             17.2%
                                               =======             =====          =======             =====

Tangible capital ......................        $22,974             42.6%          $21,754             40.2%
General valuation allowance............            235               .4%              290               .5%
                                               -------             -----          -------             -----

Total capital (risk-based capital).....        $23,209             43.0%           22,044             40.7%
Risk-based capital requirement.........          4,316              8.0%            4,334              8.0%
                                               -------             -----          -------             -----

Excess         ........................        $18,893             35.0%          $17,710             32.7%
                                               =======             =====          =======             =====


Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At June 30, 1997, the Bank could pay common stock dividends of approximately $12.1 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At June 30, 1997, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the nine month periods ended June 30, 1997 and 1996.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At June 30, 1997 and 1996, cash and cash equivalents totaled $13.1 million and $19.1 million, respectively.

At June 30, 1997, the Bank had $43.2 million in certificates of deposits due within one year and $16.6 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At June 30, 1997, the Bank had $1.2 million in outstanding commitments to originate mortgages, excluding $966,000 in approved but unused home equity lines of credit and $675,000 in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 5.0%. During the first nine months of fiscal year 1997, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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

                                       Harrodsburg First Financial Bancorp, Inc.


Date:  August 5, 1997                  --------------------------------
                                       Jack Hood, President
                                       (Duly Authorized Officer)


Date:  August 5, 1997                  ----------------------------------
                                       Teresa W. Noel, Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

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

Item 3.       Defaults Upon Senior Securities                               None

Item 4.       Submission of Matters to a Vote of Security Holders           None

Item 5.       Other Information                                             None

Item 6.       Exhibits and Reports on Form 8-K                              None

              (a)     The following exhibits are filed herewith:
                      Exhibit 27.1   ....................Financial Data Schedule

                      Exhibit 27.2   ....................Financial Data Schedule

                      The above exhibit is filed as a correction to replace the previously filed March 31, 1997 Financial Data Schedule. The previous filed schedule contained quarter-to-date income numbers. The corrected schedule contains year-to-date income numbers.

              There were no form 8-Ks filed during the quarter ended June 30, 1997.