Form 10-K
period 1997-09-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1997-12-29
CIK 946738

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|X|      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended  September 30, 1997

                                     - or -

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to ____________________

Commission Number:  0-26570

                    HARRODSBURG FIRST FINANCIAL BANCORP, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Delaware                                    61-1284899
 --------------------------------------------              -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                40330-1620
----------------------------------------------                ----------
  (Address of principal executive offices)                     Zip Code

Registrant's telephone number, including area code: (606) 734-5452

Securities registered pursuant to Section 12(b) of the Act: None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and ask price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations System on December 8, 1997, was $32.1 million (1,789,726 shares at $17.94 per share).

         As of December 8, 1997 there were issued and outstanding 1,986,315 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997. (Parts I, II and IV)

2. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

================================================================================

                                      INDEX

PART I                                                                                                         Page
                                                                                                               ----
Item 1.     Business.............................................................................................1

Item 2.     Properties...........................................................................................22

Item 3.     Legal Proceedings....................................................................................22

Item 4.     Submission of Matters to a Vote of Security Holders..................................................23

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................................23

Item 6.     Selected Financial Data..............................................................................23

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations................23

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................................23

Item 8.     Financial Statements and Supplementary Data..........................................................23

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................23

PART III

Item 10.    Directors and Executive Officers of the Registrant.................................................. 23

Item 11.    Executive Compensation.............................................................................. 24

Item 12.    Security Ownership of Certain Beneficial Owners and Management...................................... 24

Item 13.    Certain Relationships and Related Transactions.......................................................24

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................... 24


PART I

Item 1.  Business


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

         First Federal is a federally chartered stock savings bank headquartered in Harrodsburg, Kentucky. The Bank attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on one- to four-family residences located in its market area. Such loans totaled $67.1 million, or 80.15%, of the Bank's total loan portfolio at September 30, 1997. The Bank originates and retains adjustable-rate loans as well as, to a lesser extent, fixed-rate loans for its mortgage loan portfolio. The Bank has not sold mortgage loans into the secondary market during the past five years. In addition, the Bank originates multi-family, commercial and agricultural real estate loans, which represented $9.5 million or 11.32%, of the total loan portfolio at September 30, 1997. These loans were primarily secured by apartment buildings, office buildings, churches, farms and other properties. The Bank also offers construction loans which represented $3.5 million or 4.22% of the total loan portfolio at September 30, 1997. These loans are primarily secured by residential properties and become permanent loans of the Bank upon completion of the construction. The Bank offers consumer loans, which totaled $3.6 million, or 4.31% of the total loan portfolio at September 30, 1997. These loans consist primarily of home equity loans secured by second mortgages, loans secured by savings deposits, and personal loans which are either secured or unsecured.

         In addition to interest-earning deposits with the Federal Home Loan Bank ("FHLB") of Cincinnati, the Bank maintains an investment securities portfolio consisting of FHLB stock and Federal Home Loan Mortgage Corporation ("FHLMC") capital stock, Government agency-backed bonds, municipal bonds and mortgage-backed securities. See Note 2 of the Notes to Consolidated Financial Statements.

         The principal sources of funds for the Bank's lending activities are deposits, and the amortization, repayment, and maturity of loans and investment securities. Principal sources of income are interest on loans, interest-earning deposits and to a lesser extent investment securities. The Bank's principal expense is interest paid on deposits.

Market Area

         The Bank's primary market area consists of Mercer and Anderson Counties, Kentucky. This area is primarily rural with a large amount of agri-business. The primary lending concentration is in the Bank's market area, an area mainly comprised of the cities of Harrodsburg and Lawrenceburg which have populations of approximately 8,118 and 6,655, respectively. Historically, the economy in the Bank's market area has been dependent on agriculture, agriculture related industries and manufacturing. Tourism is the second largest industry in Mercer County, next to agriculture. The largest employers in the market area are Hitachi Automotive, Trim Masters, Corning, Inc. and Bay West Paper.

         Economic growth in the Bank's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area.

Competition

         The Bank is one of ten financial institutions serving its immediate market area. The competition for deposit products comes from seven commercial banks in the Bank's market area, and two credit unions. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from commercial banks in the Bank's market area, credit unions, and mortgage bankers who serve the area and varies depending upon market conditions.

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


                                                                             At September 30,
                                                             -----------------------------------------------
                                                                      1997                    1996
                                                                      ----                    ----
                                                               Amount     Percent      Amount     Percent
                                                               ------     -------      ------     -------
Type of Loans:                                                           (Dollars in Thousands)
Real Estate:
  One- to four-family residential.......................        $67,084      80.15%    $64,304       80.18%
  Multi-family..........................................          3,449       4.12       3,559        4.44
  Agricultural..........................................          2,997       3.58       2,352        2.93
  Commercial............................................          3,036       3.62       3,228        4.03
  Construction..........................................          3,536       4.22       3,891        4.85
Consumer:
  Savings account.......................................            482        .58         407         .51
  Home equity...........................................          1,495       1.79       1,279        1.59
  Other(1)..............................................          1,617       1.94       1,177        1.47
                                                                  -----       ----       -----        ----
      Total loans receivable............................         83,696     100.00%     80,197      100.00%
                                                                            ======                  ======

Less:
  Loans in process......................................          1,890                  2,168
  Deferred loan origination fees
   and costs, net.......................................            237                    230
  Allowance for loan losses.............................            308                    297
Loans receivable, net...................................        $81,261                $77,502
                                                                 ======                 ======

----------------------
(1)  Includes home improvement and personal loans.



         The Bank primarily originates loans for retention in its portfolio and has not purchased or sold loans during the past two years.

Loan Maturity Tables

         The following table sets forth the maturity of the Bank's loan portfolio at September 30, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $18.9 million, $15.9 million and $13.1 million, for the three years ended September 30, 1997, 1996 and 1995, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                                                   Multi-Family,
                                                   Agricultural
                                   1-4 Family           and
                                  Residential       Commercial        Construction     Consumer        Total
                                  -----------       ----------        ------------     --------        -----
                                                              (In Thousands)
Non-performing...............             $387        $  --             $ --             $133           $520

Amounts Due:
  Within 3 months............                4                                           1540          1,544
  3 months to 1 year.........               72            3               500             265            840
  Total due within one year..               76            3               500            1805          2,384
After 1 year:
  1 to 3 years...............              384           44                               150            578
  3 to 5 years...............            1,609           42                                60          1,711
  5 to 10 years..............            7,690        1,063                               354          9,107
  10 to 20 years.............           33,431        5,847               402           1,092         40,772
  Over 20 years..............           23,507        2,483             2,634              --         28,624
                                        ------        -----             -----           -----         ------
Total due after one year.....           66,621        9,479             3,036           1,656         80,792
                                        ------        -----             -----           -----         ------
Total amount due.............          $67,084       $9,482            $3,536          $3,594         83,696
                                        ======        =====             =====           =====
Less:
Allowance for loan losses                                                                                308
Loans in process.............                                                                          1,890
Deferred loan fees...........                                                                            237
                                                                                                         ---
    Loans receivable, net....                                                                        $81,261
                                                                                                      ======

         The following table sets forth the dollar amount of all loans due after September 30, 1998, which have pre-determined (or fixed) interest rates and which have floating or adjustable interest rates.


                                                                            Floating or
                                                         Fixed Rates     Adjustable Rates        Total
                                                         -----------     ----------------        -----
                                                                          (In Thousands)
One-to four-family residential....................         $11,223              $55,398         $66,621
Multi-family, agriculture and commercial..........             657                8,822           9,479
Construction......................................             576                2,460           3,036
Consumer..........................................             150                1,506           1,656
                                                               ---                -----           -----
Total.............................................         $12,606              $68,186         $80,792
                                                            ======               ======          ======

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

         First Federal offers three types of residential ARM's, all of which use the index value of the National Monthly Median Cost of Funds Ratio to SAIF-Insured Institutions plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to four-family property loan is 1% higher than on an owner-occupied property loan. The Bank's adjustable-rate one-to four-family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. First Federal originates, to a limited extent, 10 year, 15 year, and 20 year term fixed-rate mortgages on one- to four-family, owner-occupied homes with loan to value ratios of 85% or less. First Federal originated $2.3 million in fixed-rate one- to four-family mortgage loans with a maximum term of 20 years or less during the year ended September 30, 1997. All such loans are being held as long term investments and none are being held for sale.

         Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, depositors and borrowers within the Bank's lending area. Mortgage loans originated and held by the Bank in its portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. At September 30, 1997, $67.1 million, or 80.15%, of the total loan portfolio consisted of one- to four-family residential loans of which $55.8 million were adjustable-rate loans and $11.3 million were fixed-rate loans.

         The retention of adjustable-rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans which provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed rate period before the first adjustment, the periodic and lifetime interest rate adjustment limitations and the ability of borrowers to convert the loans to fixed rates. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although the Bank's cost of funds tend to offset this effect.

         Construction Loans. First Federal engages in construction lending involving loans to qualified borrowers for construction of one-to four-family dwellings, multi-family residential units, commercial buildings and churches, with the intent of such loans converting to permanent financing upon completion of construction. As of September 30, 1997, the Bank's loan portfolio included $3.5 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which was an interim construction loan structured to be repaid in full upon completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which the borrower is not required to make monthly payments. If construction improvements are not completed at the end of six months, accrued interest must be paid to date. Accrued interest must be paid at completion of construction to the first day of the following month, and monthly payments start the first day of the following month after the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property and must execute a construction loan agreement with the Bank.

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

         Multi-Family and Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Bank originates loans secured by commercial real estate and multi-family properties. The multi-family and commercial real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships. They have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to higher adjustable interest rates. Adjustable-rate loans for this type of lending have a margin that is 1% higher than the margin added to single family owner-occupied property loan. First Federal's multi-family residential and commercial real estate loans are adjustable-rate loans with terms of 25 years or less, with loan-to-value ratios not exceeding 80%. As of September 30, 1997, loans on multi-family residential and commercial real estate properties constituted approximately $6.5 million, or 7.74% of the Bank's total loan portfolio.

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

         Agricultural Loans. First Federal engages in lending on improved farm land with no dwelling, building lots and building acreage sites. The Bank benefits from originating such loans due to higher origination fees and adjustable interest rates. These properties must have good road access. The loan to value ratio for this type of loan is 75% or less with a maximum loan term of 15 years. An adjustable- rate loan for this type of lending has a margin that is 1% higher than the margin added to one-to four-family owner-occupied property loans.

         First Federal also engages in loans for improved farm land with dwelling. The loan to value ratio for this type of loan is 80% or less with a maximum term of 25 years. These loans can be set up with payment of interest collected semi-annually and principal yearly as well as monthly principal and interest payments. As of September 30, 1997, agricultural farm loans constituted approximately $3.0 million, or 3.58% of the Bank's total loan portfolio.

         Consumer Lending. These loans totaled $3.6 million, or 4.31%, of the total loan portfolio at September 30, 1997. First Federal does not emphasize consumer lending although it does originate such loans on a regular basis. The Bank originates consumer loans on either a secured or unsecured basis. These loans generally require a pre-existing relationship with the Bank. The Bank generally makes certificate of deposit loans for terms of up to six months in amounts up to the face amount of the certificate. The interest rate charged on these loans is 1% higher than the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Bank as collateral for the loan.

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

         Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank and the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. At September 30, 1997, the Bank had $133,000 of consumer loans delinquent more than 90 days.

         The largest consumer loan made by the Bank consists of a $450,000 line of credit made on May 23, 1996. The line of credit is secured by agricultural crops grown in Harrodsburg, Kentucky. As of September 30, 1997, the outstanding balance on this line of credit was $400,000.

         Loan Approval Authority and Underwriting. President Hood and Vice President Asbury have the authority to approve mortgage loans and unsecured loans for amounts up to $175,000 with ratification by the board. Loans in excess of $175,000 must be approved by the board. Loans are approved after determining they meet the Bank's lending and underwriting standards.

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

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 20 days of the date of issuance. At September 30, 1997, the Bank had $2.4 million of commitments to cover originations, undisbursed funds for loans-in-process, and unused lines of credit. The Bank believes that most of the Bank's commitments will be funded. Generally, the percentage of commitments that expire without being funded is less than 1%.

         Loans-to-One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to: (i) 15% of unimpaired capital and unimpaired surplus, calculated as the sum of the Bank's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or (ii) $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $3.5 million at September 30, 1997.

         At September 30, 1997, the Bank's largest amount of loans to one borrower consisted of several residential real estate loans in the amount of $3.0 million which were secured by a first mortgage on single family dwellings located in Nicholasville and Versailles, Kentucky.

         The next four largest lending relationships at September 30, 1997 consisted of $1.0 million in loans secured by single family dwellings, duplexes and 18 townhouse units all located in Harrodsburg, Lawrenceburg, and Danville, Kentucky; $856,000 in loans secured by a first mortgage on single family dwellings located in Nicholasville, Kentucky; $835,000 in loans secured by single family dwellings located in Nicholasville and Lancaster, Kentucky; and $744,000 in loans secured by 15 commercial rental units located in Nicholasville, Kentucky. (See "--Multi-Family and Commercial Real Estate Loans.")

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

         Loans are reviewed on a monthly basis by management and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 1997, no loans were classified in a non-accrual status.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                           At September 30,
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
                                                            (In Thousands)
Loans accounted for on a non-accrual basis:
Total.......................................             $ --           $ --
                                                         ----           ----

Accruing loans which are contractually past
  due 90 days or more:
Mortgage loans:
  Construction loans........................               --             --
  Permanent loans secured by 1 to 4 family
    dwelling units..........................              387            567
  All other mortgage loans..................               --             58
Non-mortgage loans:
  Commercial................................               --             --
  Consumer..................................              133            241
                                                          ---            ---
Total.......................................              520            866
                                                          ---            ---
Total non-accrual and accrual loan..........              520            866
Real estate owned...........................               --             --
                                                         ----           ----
Total non-performing assets.................             $520           $866
                                                         ====           ====
Total non-performing loans to net loans.....              .64%          1.12%
                                                          ===           ====
Total non-performing loans to total assets..              .47%           .79%
                                                          ===            ===
Total non-performing assets to total assets.              .47%           .79%
                                                          ===            ===


         There was no interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans for the year ended September 30, 1997, because there were no loans accounted for on a non-accrual basis for this period.

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

         At September 30, 1997, the Bank had loans designated special mention which aggregated $785,000 and classified assets consisting of loans classified as substandard which aggregated $186,000, none classified as doubtful, and $73,000 classified as loss. The Bank had delinquent loans of 60 days or more of $799,000 (of which $687,000 were residential mortgage loans) and an allowance for loan losses of $308,000 which includes a general valuation allowance of $235,000 and a specific reserve of $73,000.

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at fair value at the date of foreclosure less estimated costs of disposition.

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

         The amount of provisions for loan losses recorded in future periods may be significantly greater or lesser than the provisions taken in the past. The allowance for loan losses, as a ratio of total loans was .37% at September 30, 1997.

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


                                                        At September 30,
                                     -----------------------------------------------
                                             1997                      1996
                                     ---------------------    ----------------------

                                                Percent of               Percent of
                                                 Loans to                 Loans to
                                     Amount    Total Loans    Amount     Total Loans
                                     ------    -----------    ------     -----------
At end of period allocated                         (Dollars in Thousands)
  to:
Real estate mortgage:
  One- to four-family residential     $188        61.54%       $238         80.18%
  Multi-family................          10         2.92          13          4.44
  Agricultural.................          8         2.65          12          4.03
  Commercial...................          9         2.65          14          4.85
  Residential construction.....         10         3.25           9          2.93
Consumer(1)....................         83        26.99          11          3.57
                                        --        -----          --          ----
    Total allowance for loan
      losses...................       $308       100.00%       $297        100.00%
                                       ===       ======         ===        ======

-----------------------
(1) Includes $73,000 specific reserve attributable to a particular loan and not available for other loan losses.


         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                                          At or For the
                                                                           Year Ended
                                                                           September 30,
                                                                ---------------------------------
                                                                  1997                      1996
                                                                  ----                      ----
                                                                       (Dollars in Thousands)
 Total loans outstanding..............................          $83,696                   $80,197
                                                                 ======                    ======
 Average loans outstanding............................          $79,642                   $74,797
                                                                 ======                    ======

 Allowance balances (at beginning of
   period)............................................          $   297                   $   297
 Provision (credit):
   Residential........................................               --                        --
   Consumer...........................................               11                         7
 Net Charge-offs (recoveries):
   Residential........................................               --                        --
   Consumer...........................................               --                         7
                                                                -------                   -------
 Allowance balance (at end of period).................          $   308                   $   297
                                                                =======                   =======
 Allowance for loan losses as a percent
   of total loans outstanding.........................             .37%                      .37%
 Net loans charged off as a percent of
   average loans outstanding..........................              --%                      .01%


Investment Activities

         First Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "-- Regulation -- Regulation of the Bank -- Federal Home Loan Bank System". The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. At September 30, 1997, First Federal had an investment portfolio which included interest-earning deposits of $11.9 million, certificates of deposit with the FHLB of $600,000 and investment securities of $13.8 million, consisting of FHLB stock, Government agency-backed bonds, municipal bonds and FHLMC capital stock. The Bank is permitted to invest in various securities, including U.S. Treasury securities, U.S. government agency obligations, mortgage-backed and related securities, and municipal bonds, as permitted by the OTS regulations. The Bank classifies its investment securities as held-to-maturity or available-for-sale in accordance with SFAS No. 115. The fair value of the investment portfolio at September 30, 1997, was $13.8 million, and the carrying value of the investment portfolio includes a net unrealized gain at that date of approximately $1.7 million, after deduction of $898,000 in deferred income tax expense.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio, short term investments and FHLB stock, at the dates indicated. At September 30, 1997, the market value of the Bank's investment securities portfolio was $13.8 million.

                                                            At September 30,
                                                          ---------------------
                                                          1997             1996
                                                          ----             ----
                                                              (In Thousands)
Investment Securities available for
  sale:
FHLMC securities..........................               $ 2,717         $ 1,881
                                                          ------           -----
  Total...................................                 2,717           1,881
                                                           -----           -----
Investment securities held to maturity:
  FHLB Stock and bonds ...................                10,997          10,405
                                                          ------          ------
  Mortgaged-backed securities.............                    67              98
                                                          ------          ------
 Total....................................                11,064          10,503
                                                          ------          ------
  Total investment securities.............                13,781          12,384
Interest-earning deposits (1).............                12,481          16,730
                                                          ------          ------
   Total investments......................               $26,262         $29,114
                                                          ======          ======
--------------------
(1)   Includes interest-earning overnight deposits and term deposits with FHLB.

         Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio.


                                                              As of September 30,  1997
                                     -------------------------------------------------------------------------------
                                                                    More Than One to         More Than Five to
                                           One Year or Less             Five Years                 Ten Years
                                     -----------------------     -------------------      ---------------------
                                       Carrying      Average     Carrying      Average     Carrying      Average
                                        Value         Yield        Value        Yield        Value        Yield
                                     ----------      -------     --------      -------     --------      -------
                                                                 (Dollars in Thousands)

Investments securities available
  for sale:
FHLMC Securities................           $2,717      1.30%      $    --          --%        $  --           --%
                                            -----      ----       -------        ----         -----          ---

Investment securities held
to maturity:
Bonds - U.S. Government
  and Federal agencies..........               --        --         9,502        6.56            --           --
GNMA PC.........................               --        --            --          --            67         7.25
FHLB Stock......................               --        --            --          --
Bonds - Municipal...............               --        --            --          --           104         4.22
                                           ------      ----        ------        ----         -----         ----
  Total.........................               --        --         9,502        6.56%          171         5.39
                                           ------      ----        ------        ----         -----         ----
Total investment securities.....          $ 2,717      1.30%       $9,502        6.56%        $ 171         5.39%
                                           ======      ====        ======        ====         =====         ====




                                                        As of September 30,  1997
                                   ----------------------------------------------------------
                                     More than Ten Years        Total Investment Securities
                                   -----------------------    -------------------------------
                                    Carrying      Average     Carrying    Average    Market
                                      Value        Yield        Value      Yield      Value
                                    --------      -------     --------  ----------    -----

Investments securities available
  for sale:                          $  --           --%      $ 2,717      1.30%     $ 2,717
FHLMC Securities................     -----         ----       -------      ----      -------


Investment securities held
  to maturity:
Bonds - U.S. Government
  and Federal agencies..........         --          --         9,502       6.56       9,493
GNMA PC.........................         --          --            67       7.25          68
FHLB Stock......................      1,283        7.06%        1,283       7.06       1,283
Bonds - Municipal...............        108        5.37%          212       4.85         210
                                      -----        ----       -------       ----      ------
  Total.........................      1,391        6.93%       11,064       6.59      11,054
                                      -----        ----       -------       ----      ------
Total investment securities.....     $1,391        6.93%      $13,781       5.54%    $13,771
                                      =====        ====       =======       ====      ======

Sources of Funds


         General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. First Federal derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Although First Federal had no FHLB advances at September 30, 1997, such advances may also be a source of funds for the Bank in the future.

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

         Passbook, money market and NOW accounts constituted $16.7 million, or 21.2%, of the Bank's deposit portfolio at September 30, 1997. Certificates of deposit constituted $61.9 million or 78.79% of the deposit portfolio of which $4.3 million or 5.49% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. As of September 30, 1997, the Bank had no brokered deposits.

         Deposit Portfolio. Deposits in the Bank as of September 30, 1997, were represented by various types of savings programs described below.

                                                                 Minimum         Balance as of      Percentage of
                                                 Interest        Balance         September 30,        of Total
Category                          Term            Rate(1)        Amount              1997(2)           Deposits
--------                          ----            -------        ------          ------------       -------------
Now Accounts(3)                   None               --%         $  250             $6,090               7.74%
Regular Savings                   None               --              10              7,778               9.89
Money Market Accounts(4)          None               --           2,500              2,804               3.57

Certificates of Deposit:

3-month Money Market               91 days         5.10             500              1,470               1.88
6-month Money Market              182 days         5.46             500              8,580              10.91
Fixed Term, Fixed Rate             7 month         5.10             500                895               1.14
Fixed Term, Fixed Rate            12 month         6.50               *                 83                .11
Fixed Term, Fixed Rate            12 month         5.72             500             14,273              18.15
Fixed Term, Fixed Rate            18 month         5.82             500              6,319               8.03
IRA                               18 month         6.14              25              9,346              11.89
Fixed Term, Fixed Rate            30 month         6.75               *                 11                .01
Fixed Term, Fixed Rate            30 month         5.93             500              9,648              12.27
Fixed Term, Fixed Rate            30 month         5.30               *                 67                .09
Fixed Term, Fixed Rate            36 month         6.75               *                  3                 --
Fixed Term, Fixed Rate            42 month         6.14             500              5,597               7.11
Fixed Term, Fixed Rate            48 month         7.50               *                 84                .11
Fixed Term, Fixed Rate            60 month         6.24             500              5,451               6.94
Fixed Term, Fixed Rate            72 month         7.75               *                 20                .02
Fixed Term, Fixed Rate            96 month         8.00               *                110                .14
                                                                                     -----               ----
                                  Total                                            $78,629             100.00%
                                                                                   =======             ======

---------------
(1)  Represents weighted average interest rates.
(2)  In thousands.
(3)  If average daily balance of $2,500 maintained, interest rate was 2.75%
(4)  If average daily balance drops below $2,500, interest rate was 2.00%
 *   This type of certificate was no longer offered at September 30, 1997.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.


                                                         Certificates
                                                          of Deposit
                                                        --------------
Maturity Period                                         (In Thousands)
---------------
Three months or less.................................      $1,341
More than three through six months...................       1,027
More than six through twelve months..................         906
Over twelve months...................................       1,041
                                                            -----
   Total.............................................      $4,315
                                                            =====

         The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

                                                     Year Ended September 30,
                              -------------------------------------------------------------
                                        1997                                  1996
                              ----------------------------            ---------------------
                              Average              Average            Average       Average
                              Balance               Rate              Balance        Rate
                              -------               ----              -------        ----
                                                 (Dollars in Thousands)
Deposit Category:

Demand Accounts(1)......      $ 8,936                2.21%            $ 8,430         2.32%
Passbook Accounts.......        7,897                2.75               8,088         2.75
Certificates............       61,001                5.61              60,261         5.79
                              -------               -----             -------         ----
                              $77,834                4.93%            $76,779         5.08%
                              =======               =====             =======         ====

----------------
(1) Includes non-interest bearing accounts, which represent less than 10% of total deposits.

         Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Cincinnati to supplement its supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of the Bank's stock in the FHLB of Cincinnati and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1997, the Bank had no borrowings.

Subsidiary Activity

         First Federal is permitted to invest up to 2% of its assets in the capital stock of, or provide secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1997, First Federal was authorized to invest up to approximately $2.2 million in the stock of, or provide loans to, service corporations (based upon the 2% limitation). The Bank has one wholly owned subsidiary, Harrodsburg Savings and Loan Service Corporation (the "Service Corporation"). The sole purpose of the Service Corporation is to purchase and hold the required amount of stock of Savings and Loan Data Corp., now Intrieve, pursuant to the Bank's agreement with Intrieve for data processing services. Incorporated in Kentucky in 1978, the Service Corporation has not conducted any other business and has been inactive since its acquisition of the stock. The Bank's investment in its subsidiary totaled $15,000 at September 30, 1997.

Personnel

         As of September 30, 1997, the Bank had 15 full-time and no part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS will have enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC").

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

         The OTS leverage ratio regulation establishes a core capital ratio of at least 3% for those savings associations in the strongest financial and managerial condition based on the "CAMELS" rating system currently in use by the OTS. Those savings associations receiving a CAMELS rating of "1", the best possible rating on a scale of 1 to 5, will be required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations will be required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement of 5%. In determining the required minimum core capital ratio, the OTS would assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. The OTS has not indicated the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMELS rating system.

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

         As of September 30, 1997, the Bank had tangible, core and risk-based capital of $23.4 million, $23.4 million and $23.6 million, respectively, which amounts significantly exceed all applicable fully phased-in regulatory capital requirements of the OTS.

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

         Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Cincinnati. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, Federal National Mortgage Association ("FNMA"), and FHLMC as qualifying QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 1997, the Bank was in compliance with its QTL requirement with 88.67% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. As of September 30, 1997, the Bank's liquidity ratio was 32.21%.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 1997, the Bank had no funds borrowed from the FHLB of Cincinnati to fund operations; however, there can be no assurances that borrowings will not be made in the future.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of September 30, 1997, the Bank had $1.3 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended September 30, 1997, dividends paid by the FHLB of Cincinnati to the Bank totaled $87,444.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. As of September 30, 1997, the Bank was in compliance with its Federal Reserve Board minimum reserve requirements.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at September 30, 1997.

Item  2.  Properties

         The Bank operates from its main office and one full service branch office. The Bank's total investment in offices, office property and equipment is $1.4 million with a net book value of $656,000 at September 30, 1997. The following table sets forth information regarding the Bank's properties:

                                               Original
                                  Leased         Date        Net Book Value at
Location                         or Owned      Acquired     September 30, 1997
--------                         --------      --------     ------------------

MAIN OFFICE:
104 South Chiles Street           Owned          1964             $546,000
Harrodsburg, Kentucky 40330

BRANCH OFFICE:
216 South Main Street             Owned          1973             $110,000
Lawrenceburg, Kentucky

Item 3.  Legal Proceedings

         The Bank, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no material lawsuits pending or known to be contemplated against the Bank or the Company at September 30, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's 1997 Annual Report to Stockholders on the inside cover page, and is incorporated herein by reference.

Item 6.  Selected Financial Data

         The above-captioned information appears under "Selected Financial and Other Data" in the Registrants' 1997 Annual Report to Stockholders on pages 2 and 3 and is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders on pages 4 through 15 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The above-captioned information appears under "Asset/Liability Management" in the Registrant's 1997 Annual Report to Stockholders on pages 5 through 6 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements of the Company and its subsidiaries, together with the report thereon by Miller, Mayer, Sullivan & Stevens LLP appears in the Registrant's 1997 Annual Report to Stockholders on pages 16 through 42 and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the section captioned "Proposal I -- Election of Directors" at pages 4 to 14 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on January 26, 1998 (the "Proxy Statement"), which was filed with the Commission on December 22, 1997 and incorporated herein by reference. See also "Item 1. Business -- Personnel" included herein.

Item 11.  Executive Compensation

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 7 through 14.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at page 5.

Item 13.  Certain Relationships and Related Transactions

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 13.

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K

(a)      The following documents are filed as a part of this report:

         (1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.


                                                                                                       PAGE
                                                                                                       ----

Independent Auditors' Report.................................................................             16

Consolidated Balance Sheets as of September 30, 1997 and 1996................................             17

Consolidated Statements of Income For the Years Ended September 30, 1997, 1996
   and 1995 .................................................................................             18

Consolidated Statement of Stockholders' Equity
   for the Years Ended September 30, 1997, 1996 and 1995.....................................             19

Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995            20-21

Notes to Consolidated Financial Statements...................................................          22-42




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

    3.1     Certificate of Incorporation of Harrodsburg First Financial
            Bancorp, Inc.*
    3.2     Bylaws of Harrodsburg First Financial Bancorp, Inc.*
   10.1     1996 Stock Option Plan
   10.2     Restricted Stock Plan and Trust Agreement
   13.0     1997 Annual Report to Stockholders**
   21.0     Subsidiary Information
   27.0     Financial Data Schedules

            (b)      Reports on Form 8-K.


                     None.

--------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458.
**  To be filed by amendment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HARRODSBURG FIRST FINANCIAL BANCORP, INC.


Dated:  December 29, 1997           By:  /s/ Jack D. Hood
                                         ---------------------------
                                         Jack D. Hood
                                         President, Chief Executive
                                         Officer and Director

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Jack D. Hood                   By:   /s/ Wickliffe T. Asbury, Sr.
        ----------------------------              ----------------------------
         Jack D. Hood                              Wickliffe T. Asbury, Sr.
         President, Chief Executive                Vice President and Director
           Officer and Director

Date:    December 29, 1997                  Date: December 29, 1997

By:      /s/ Elwood Burgin                  By:   /s/ Teresa W. Noel
         --------------------------               ----------------------------
         Elwood Burgin                            Teresa W. Noel
         Director                                 Treasurer and Chief Financial
                                                    Officer

Date:    December 29, 1997                  Date: December 29, 1997

By:      /s/ Thomas Les Letton              By:    /s/ Jack L. Coleman, Jr.
         ---------------------------               -----------------------------
         Thomas Les Letton                         Jack L. Coleman, Jr.
         Director                                  Director

Date:    December 29, 1997                  Date: December 29, 1997