Form 10-K/A
period 1997-09-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1998-01-08
CIK 946738

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1
(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|X|      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                 EXHIBIT INDEX

            Exhibits

            (a)  The following exhibits are filed as part of this report.

    3.1     Certificate of Incorporation of Harrodsburg First Financial
            Bancorp, Inc.*
    3.2     Bylaws of Harrodsburg First Financial Bancorp, Inc.*
   10.1     1996 Stock Option Plan**
   10.2     Restricted Stock Plan and Trust Agreement**
   13.0     1997 Annual Report to Stockholders
   21.0     Subsidiary Information**
   27.0     Financial Data Schedules**

            (b)      Reports on Form 8-K.


                     None.

--------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458.
**  Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HARRODSBURG FIRST FINANCIAL BANCORP, INC.


Dated:  January 8, 1998           By:  /s/ Jack D. Hood
                                         ---------------------------
                                         Jack D. Hood
                                         President, Chief Executive
                                         Officer and Director


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

Date:    January 8, 1998                  Date: January 8, 1998

By:      /s/ Elwood Burgin                  By:   /s/ Teresa W. Noel
         --------------------------               ----------------------------
         Elwood Burgin                            Teresa W. Noel
         Director                                 Treasurer and Chief Financial
                                                    Officer

Date:    January 8, 1998                  Date: January 8, 1998

By:      /s/ Thomas Les Letton              By:    /s/ Jack L. Coleman, Jr.
         ---------------------------               -----------------------------
         Thomas Les Letton                         Jack L. Coleman, Jr.
         Director                                  Director

Date:    January 8, 1998                  Date: January 8, 1998