Form 10-Q
period 1997-12-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1998-02-11
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 1997.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number:   0-26570


                    Harrodsburg First Financial Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           61-1284899
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


104 South Chiles Street, Harrodsburg, Kentucky                40330-1620
----------------------------------------------           --------------------
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:    (606) 734-5452

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

Page 1 of 14 Pages                                     Exhibit Index at Page N/A

                                    CONTENTS

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31, 1997 (unaudited) and
                      September 30, 1996....................................................................3

              Consolidated Statements of Income for the Three-Month Periods Ended
                      December 31, 1997 and 1996 (unaudited)................................................4

              Consolidated Statements of Cash Flows for the Three Month Periods Ended
                      December 31, 1997 and December 31, 1996 (unaudited)...................................5

              Notes to Consolidated Financial Statements....................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.................................................................9


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings............................................................................14
Item 2.       Changes in Securities........................................................................14
Item 3.       Defaults Upon Senior Securities..............................................................14
Item 4.       Submission of Matters to a Vote of Security Holders..........................................14
Item 5.       Other Information............................................................................14
Item 6.       Exhibits and Reports on Form 8-K.............................................................14

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          As of              As of
                                                                       December 31,      September 30,
                                                                           1997               1997
                                                                       ------------      -------------
                                                                       (unaudited)
ASSETS

Cash and due from banks                                             $         694,041    $        739,782
Interest Bearing Deposits                                                   9,271,855          11,881,011
Certificates of deposit                                                                           600,000
Available-for-sale securities                                               3,232,878           2,717,352
Held-to-maturity securities                                                11,577,207          11,064,606
Loans receivable, net                                                      82,834,011          81,261,278
Accrued interest receivable                                                   606,792             641,324
Premises and equipment, net                                                   640,629             656,197
Other assets                                                                   50,682              76,771
                                                                    -----------------    ----------------

    Total assets                                                    $     108,908,095    $    109,638,321
                                                                    =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                            $      78,245,079    $     78,629,205
Advance payments by borrowers for taxes and insurance                          24,652              66,070
Income taxes payable                                                        1,477,769           1,003,636
Other liabilities                                                              46,274             166,586
                                                                    -----------------    ----------------
    Total liabilities                                                      79,793,774          79,865,497
                                                                    -----------------    ----------------

Stockholders' equity
    Common stock, $0.10 per value, 5,000,000 shares authorized;
        2,182,125 shares issued and outstanding                               218,213             218,213
    Additional paid-in capital                                             21,096,910          21,077,239
    Retained earnings, substantially restricted                            10,648,411          11,037,504
    Net unrealized appreciation on available-for-sale
        securities, net of deferred income taxes                            2,083,881           1,743,634
    Treasury stock, 196,482 and 157,369 shares as of December 31,
         1997 and September 30, 1997, respectively                         (3,449,254)         (2,790,826)
    Unallocated employee stock ownership plan (ESOP) shares                (1,483,840)         (1,512,940)
                                                                    -----------------    ----------------
         Total stockholders' equity                                        29,114,321          29,772,824
                                                                    -----------------    ----------------

         Total liabilities and stockholders' equity                 $     108,908,095    $    109,638,321
                                                                    =================    ================


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     For the Three-Month Periods
                                                                          Ended December 31,
                                                                1997                             1996
                                                            ------------                     ------------
Interest income:
    Interest on loans                                       $  1,622,689                     $  1,536,179
    Interest and dividends on securities                         194,702                          186,458
    Other interest income                                        135,536                          189,557
                                                            ------------                     ------------
         Total interest income                                 1,952,927                        1,912,194
                                                            ------------                     ------------

Interest expense:
    Interest on deposits                                         984,925                          951,186
                                                            ------------                     ------------

Net interest income                                              968,002                          961,008
Provision for loan losses                                         35,000                                -
                                                            ------------                     ------------
Net interest income after provision for loan losses              933,002                          961,008
                                                            ------------                     ------------

Non-interest income:
    Loan and other service fees, net                              19,194                           15,386
    Other                                                          4,608                            4,591
                                                            ------------                     ------------
                                                                  23,802                           19,977
                                                            ------------                     ------------
Non-interest expense:
    Compensation and benefits                                    227,553                          224,638
    Occupancy expenses, net                                       37,149                           30,183
    Federal and other insurance premiums                          13,073                           38,517
    Data processing expenses                                      26,443                           25,297
    State franchise tax                                           23,587                           24,143
    Other operating expenses                                      83,101                           87,663
                                                            ------------                     ------------
                                                                 410,906                          430,441
                                                            ------------                     ------------

Income before income tax expense                                 545,898                          550,544
Income tax expense                                               185,606                          188,669
                                                            ------------                     ------------

Net income                                                  $    360,292                     $    361,875
                                                            ============                     ============

Earnings per common share                                   $        .20                     $       0.19
                                                            ============                     ============

Earnings per common share assuming dilution                 $        .20                     $       0.19
                                                            ============                     ============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Three-Month Periods
                                                                         Ended December 31,
                                                                 1997                             1996
                                                            ------------                     ------------
Operating activities
Net income                                                  $    360,292                     $    361,875
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                     35,000
    ESOP benefit expense                                          48,772                           53,311
    Provision for depreciation                                    17,214                           16,074
    Amortization of loan fees                                    (10,014)                         (10,050)
    Accretion/amortization of investment
      premium/discount                                                20                             (254)
    FHLB stock dividend                                          (23,400)                         (21,000)
    Change in:
      Interest receivable                                         34,532                           77,381
      Interest payable                                               986                            1,273
      Accrued liabilities                                       (121,300)                        (566,058)
      Prepaid expense                                             26,089                          108,746
      Income taxes payable                                       298,854                          133,302
                                                            ------------                     ------------

    Net cash provided by operating activities                    667,045                          154,600
                                                            ------------                     ------------

Investing activities
Net (increase) decrease in loans                              (1,597,719)                      (1,281,480)
Maturity of certificates of deposit                              600,000                        1,000,000
Purchase of held-to-maturity securities                       (1,000,000)                        (500,000)
Maturity of securities held-to-maturity                          500,000
Principal repayments - mortgage back securities                   10,780                            6,149
Purchase of fixed assets                                          (1,646)                         (10,301)
                                                            ------------                     ------------

    Net cash (used) by investing activities                   (1,488,585)                        (785,632)
                                                            ------------                     ------------

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

                                   (Unaudited)

                                                                     For the Three-Month Periods
                                                                           Ended December 31,
                                                                 1997                            1996
                                                            -------------                   -------------
Financing activities
Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                             (93,937)                        298,223
Net increase (decrease) in certificates of deposit               (290,189)                        168,552
Net increase (decrease) in custodial accounts                     (41,418)                        (42,780)
Purchase of treasury stock                                       (658,428)                     (1,868,286)
Payment of dividends                                             (749,385)                       (687,103)
                                                            -------------                   -------------

    Net cash provided (used) by financing activities           (1,833,357)                     (2,131,394)
                                                            -------------                   -------------

    Increase (decrease) in cash and cash equivalents           (2,654,897)                     (2,762,426)

Cash and cash equivalents, beginning of period                 12,620,793                      15,064,677
                                                            -------------                   -------------

Cash and cash equivalents, end of period                    $   9,965,896                   $  12,302,251
                                                            =============                   =============

Supplemental Disclosures
    Cash payments for:
       Interest on deposits                                 $     983,938                   $     949,913
                                                            =============                   =============
       Income taxes                                         $                               $
                                                            =============                   =============

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three-month period ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

2.    Earnings Per Share

      Earnings per share for the three month periods ended December 31, 1997 and 1996 amounted to $0.20 and $0.19 per common share based on weighted average common stock shares outstanding of 1,839,603 and 1,919,985, respectively. Earnings per common share, assuming dilution for common stock equivalents for the three-month period ended December 31, 1997, amounted to $0.20 per common share, based on weighted average common shares outstanding after dilutive effect of 1,841,541. For the three months ended December 31, 1996, there were no common stock equivalents, which had a dilutive effect on earnings.

3.    Dividends

      A special cash dividend of $0.20 per share was paid on October 16, 1997 to stockholders of record as of October 6, 1997. The regular semi-annual cash dividend of $.20 per share was paid on October 15, 1996 to stockholders of record as of October 1, 1997. The total dividends paid by the Company for the three months ended December 31, 1997 amounted to $749,385.

4.    Treasury stock

      Pursuant to the stock repurchase plan approved by the Board of Directors of the Company on September 15, 1997, the Company repurchased a total of 39,113 shares at a total price of $658,428 during the three months ended December 31, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended December 31, 1997 and 1996

Net Income

Net income decreased by $2,000, or .4%, for the period ended December 31, 1997 as compared to the same period in 1996. The net decrease of $2,000 was due to an increase of $35,000 in the provision for loan losses, offset by approximately a $7,000 increase in net interest income, a $4,000 increase in non interest income, a $19,000 decrease in non interest expenses, and a $3,000 decrease in income tax expense for 1997 compared to 1996.

Net Interest

Net interest income for the three months ended December 31, 1997 was $968,000 compared to $961,000 for the same period in 1996. The increase in net interest income in 1997 of $7,000 was due to an increase in interest income of $41,000 offset by an increase in interest expense of $34,000.

Interest Income

Interest income was $1.9 million, or 7.31% of average interest-earning assets, for the quarter ended December 31, 1997 as compared to $1.9 million, or 7.24% of average interest-earning assets, for the quarter ended December 31, 1996. Interest income increased $41,000 or 2.1% from 1997 to 1996. The change was due to a 7-basis point increase in the average rate earned on the average interest-earning assets and an increase of $1.2 million in the average balance of interest-earning assets during the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996.

Interest Expense

Interest expense was $985,000, or 5.04% of average interest-bearing deposits, for the quarter ended December 31, 1997 as compared to $951,000, or 5.00% of average interest-bearing deposits, for the corresponding period in 1996. Interest expense increased by $34,000 due primarily to an increase of $2.1 million in the average balance of interest-bearing deposits during the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996.

Provision for Loan Losses

The provision for loan losses during the quarter ended December 31, 1997 amounted to $35,000, as compared to no provision for the corresponding period in 1996. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At December 31, 1997, the allowance for loan losses represented .41% of total loans compared to .37% at December 31, 1996. The allowance for loan losses was at a level consistent with management's analysis of the loan portfolio.

Non Interest Income

Non-interest income amounted to $24,000 and $20,000 for the quarters ended December 31, 1997 and 1996, respectively. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $19,000 and $15,000 for 1997 and 1996, respectively. The increase in non interest income of $4,000 was primarily due to the increase in income from late fees on delinquent loans plus an increase in NOW account service fees.

Non Interest Expense

Non-interest expense decreased approximately $19,000, or 4.5% to $411,000 for the quarter ended December 31, 1997 compared to $430,000 for the comparable period in 1996. Non-interest expense was 1.5% and 1.6% of average assets for the quarters ended December 31, 1997 and 1996, respectively. The decrease of $19,000 was due primarily to a decrease in federal and other insurance premiums of $25,000 offset by a net increase of $6,000 in all other non interest expense classifications. The decrease of $19,000 in federal and other insurance premiums was due to the reduction of the insurance assessment rate on the Bank's deposits as a result of the recapitalization of the Savings Association Insurance fund
(SAIF) in 1996.

Income Taxes

The provision for income tax expense amounted to approximately $185,000 and $188,000 for the quarters ended December 31, 1997 and 1996, respectively, which as a percentage of income before income tax expenses amounted to 34.0% for 1997 and 1996.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                             December 31, 1997         September 30, 1996
                                                                             -----------------         ------------------
                                                                                     (amounts in thousands)
Loans accounted for on a non-accrual basis:/1
  Real Estate:
      Residential.................................................             $            -            $            -
                                                                               --------------            --------------
Total  ...........................................................                          -                         -
                                                                               --------------            --------------
Accruing loans which are contractually past due 90 days or more:
  Real Estate:
      Residential.................................................                        337                       387
      Other  .....................................................                         73                        73
      Consumer....................................................                         75                        60
                                                                               --------------            --------------
Total        .....................................................                        485                       520
                                                                               --------------            --------------
Total of non-accrual and 90 day past due loans....................             $          485            $          520
                                                                               ==============            ==============
Percentage of net loans...........................................                        .59%                      .64%
                                                                               ==============            ==============
Other non-performing assets/2.....................................             $            -            $            -
                                                                               ==============            ==============

-------------
/1 Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

/2 Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

At December 31, 1997, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the three months ended December 31, 1997 on the loans in the table above, has been included in income.

At December 31, 1997, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

FINANCIAL CONDITION

The Company's consolidated assets decreased approximately $730,000, or .67% to $108.9 million at December 31, 1997 compared to $109.6 million at September 30, 1997. The net decrease of $730,000 was due primarily to a $3.3 million decrease in cash, interest-bearing deposits, and certificates of deposits offset in part by an increase of $1.6 million in loans and an increase of $1.0 million in investment securities.

The Company's investment portfolio increased approximately $1.0 million. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $516,000 due solely to the increase in market value of such securities. Securities held-to-maturity increased $513,000 primarily due to the purchase of two $500,000 FHLB bonds offset by the call of a $500,000 FNMA bond.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of retained earnings. At December 31, 1997, the Company included net unrealized gains of approximately $2,084,000 in retained earnings. At September 30, 1997, the Company included net unrealized gains of approximately $1,744,000 in retained earnings. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans increased by $1.6 million, or 1.9% from $81.2 million at September 30, 1997 to $82.8 million at December 31, 1997, as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Stockholders' equity decreased by $658,000 to $29.1 million for the quarter ended December 31, 1997. The net decrease of $658,000 is due to decreases of $658,000 from the purchase of the Company's stock and the declaration of dividends totaling $749,000, offset in part by an increase from net income of $360,000, an increase of $340,000 in net unrealized appreciation on investments held-for-sale, plus an increase of $49,000 related to the release of ESOP shares from collateral during the quarter ended December 31, 1997.

The following summarized the Bank's capital requirements and position at December 31, 1997 and September 30, 1997.

                                                 December 31                   September 30
                                                    1997                            1997
                                         --------------------------     --------------------------
                                                            (Dollars in Thousands)

                                            Amount         Percent          Amount        Percent
                                         ------------    ----------     ------------    ----------
Tangible capital....................     $     23,742          22.5%    $     23,392          21.3%
Tangible capital requirement........            1,586           1.5%           1,605           1.5%
                                         ------------    ----------     ------------    ----------

Excess       .......................     $     22,156          21.0%    $     21,787          19.8%
                                         ============    ==========     ============    ==========

Core capital .......................     $     23,742          22.5%    $     23,392          21.3%
Core capital requirement............            3,173           3.0%           3,210           3.0%
                                         ------------    ----------     ------------    ----------

Excess       .......................     $     20,569          19.5%    $     20,182          18.3%
                                         ============    ==========     ============    ==========

Tangible capital ...................     $     23,742          42.6%    $     23,392          42.7%
General valuation allowance.........              270            .5%             235            .4%
                                         ------------    ----------     ------------    ----------

Total capital (core and supplemental)          24,012          43.1%          23,627          43.1%
Risk-based capital requirement......            4,454           8.0%           4,387           8.0%
                                         ------------    ----------     ------------    ----------

Excess       .......................     $     19,558          35.1%    $     19,240          35.1%
                                         ============    ==========     ============    ==========

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At December 31, 1997, the Bank could pay common stock dividends of approximately $12.0 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At December 31, 1997, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the quarters ended December 31, 1997 and 1996.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At December 31, 1997 and September 30, 1997, cash and cash equivalents totaled $10.0 million and $12.6 million, respectively.

At December 31, 1997, the Bank had $43.9 million in certificates of deposits due within one year and $15.5 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At December 31, 1997, the Bank had $1.6 million in outstanding commitments to originate mortgages, excluding $1.1 million in approved but unused home equity lines of credit and $1.1 million in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 4.0%. During the first quarter of fiscal year 1998, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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

            (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Harrodsburg First Financial Bancorp, Inc.


Date:                                  --------------------------------
                                       Jack Hood, President




Date:                                  --------------------------------
                                       Teresa W. Noel, Treasurer