Form 10-Q
period 1998-03-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1998-05-11
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                    FORM 10Q

(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998.


                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-26570


                    Harrodsburg First Financial Bancorp, Inc.
            --------------------------------------------------------
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

As of May 11, 1998, 1,947,143 shares of the registrant's common stock were issued and outstanding.

Page 1 of 15 Pages                                     Exhibit Index at Page N/A

                                    CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1998 (unaudited)
             and September 30, 1997............................................3

          Consolidated Statements of Income for the Three-Month Periods
             Ended March 31, 1998 and 1997 (unaudited) and the Six-Month
             Periods Ended March 31, 1998 and 1997 (unaudited).................4

          Consolidated Statements of Cash Flows for the Six-Month Periods
             Ended March 31, 1998 and March 31, 1997 (unaudited)...............5

          Notes to Consolidated Financial Statements...........................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................14
Item 2.   Changes in Securities...............................................14
Item 3.   Defaults Upon Senior Securities.....................................14
Item 4.   Submission of Matters to a Vote of Security Holders.................14
Item 5.   Other Information...................................................14
Item 6.   Exhibits and Reports on Form 8-K....................................14

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                          ----------------------------

                                                                                As of                      As of
                                                                               March 31,                September 30,
ASSETS                                                                           1998                       1997
                                                                             ------------               ------------
                                                                              (unaudited)
Cash and due from banks                                                      $     537,132           $     739,782
Interest bearing deposits                                                        7,672,263              11,881,011
Certificates of deposit                                                                                    600,000
Available-for-sale securities                                                    3,656,862               2,717,352
Held-to-maturity securities                                                     11,597,726              11,064,606
Loans receivable, net                                                           83,967,992              81,261,278
Accrued interest receivable                                                        674,445                 641,324
Premises and equipment, net                                                        652,672                 656,197
Other assets                                                                        60,995                  76,771
                                                                             -------------           -------------

    Total assets                                                             $ 108,820,087           $ 109,638,321
                                                                             =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                                 $  78,075,184           $  78,629,205
    Advance payments by borrowers for taxes and insurance                           40,922                  66,070
    Dividends payable                                                              359,170
    Income taxes payable                                                         1,486,049               1,003,636
    Other liabilities                                                               65,292                 166,587
                                                                             -------------           -------------
    Total liabilities                                                           80,026,617              79,865,498
                                                                             -------------           -------------

Stockholders' equity:
    Common stock, $0.10 par value, 5,000,000 shares authorized;
      2,182,125 shares issued and outstanding                                      218,213                 218,213
    Additional paid-in capital                                                  21,116,378              21,077,238
    Retained earnings, substantially restricted                                 10,649,030              11,037,504
    Net unrealized appreciation on available-for-sale securities,
      net of deferred income taxes                                               2,363,711               1,743,634
    Treasury stock, 234,982 and 157,369 shares at cost as of
      March 31, 1998 and September 30, 1997, respectively                       (4,099,122)             (2,790,826)
    Unallocated employee stock ownership plan (ESOP) shares                     (1,454,740)             (1,512,940)
                                                                             --------------          -------------

          Total stockholders' equity                                            28,793,470              29,772,823
                                                                             -------------           -------------

          Total liabilities and stockholders' equity                         $ 108,820,087           $ 109,638,321
                                                                             =============           =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                          ----------------------------

                                                 For the Three-Month Period          For the Six-Month Periods
                                                       Ended March 31                      Ended March 31,
                                              --------------------------------     -------------------------------
                                                   1998              1997              1998               1997
                                              --------------    --------------     -------------     -------------
Interest income:
   Interest on loans                          $    1,657,143    $    1,550,984     $   3,279,832     $   3,087,163
   Interest and dividends on securities              196,358           194,995           391,060           381,453
   Other interest income                             101,222           154,220           236,758           343,777
                                              --------------    --------------     -------------     -------------
      Total interest income                        1,954,723         1,900,199         3,907,650         3,812,393
                                              --------------    --------------     -------------     -------------

Interest expense:
   Interest on deposits                              959,986           937,371         1,944,911         1,888,557
                                              --------------    --------------     --------------    -------------

Net interest income                                  994,737           962,828         1,962,739         1,923,836
Provision for loan losses                             40,000                              75,000
                                              --------------    --------------     -------------     -------------
Net interest income after provision
   for loan losses                                   954,737           962,828         1,887,739         1,923,836
                                              --------------    --------------     -------------     -------------

Non-interest income:
   Loan and other service fees, net                   20,887            16,355            40,081            31,741
   Other                                               8,994             4,096            13,602             8,687
                                              --------------    --------------     -------------     -------------
      Total non-interest income                       29,881            20,451            53,683            40,428
                                              --------------    --------------     --------------    -------------

Non-interest expense:
   Compensation and benefits                         236,061           229,980           463,614           454,618
   Occupancy expenses, net                            34,174            31,889            71,323            62,072
   Federal and other insurance premiums               13,122            13,588            26,195            52,105
   Data processing expenses                           28,647            26,253            55,090            51,550
   State franchise tax                                23,819            23,587            47,406            47,730
   Other operating expenses                          103,662           119,580           186,763           207,243
                                              --------------    --------------     -------------     -------------
      Total non-interest expense                     439,485           444,877           850,391           875,318
                                              --------------    --------------     -------------     -------------

Income before income tax expense                     545,133           538,402         1,091,031         1,088,946
Income tax expense                                   185,344           184,384           370,950           373,053
                                              --------------    --------------     -------------     -------------

Net income                                    $      359,789    $      354,018     $     720,081     $     715,893
                                              ==============    ==============     =============     =============

Earnings per common share                     $         0.20    $         0.19     $        0.39     $        0.38
                                              ==============    ==============     =============     =============

Earnings per common share
   assuming dilution                          $         0.20    $         0.19     $        0.39     $        0.38
                                              ==============    ==============     =============     =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                          ----------------------------

                                                                                        For the Six-Month Periods
                                                                                              Ended March 31,
                                                                                      --------------------------------
                                                                                           1998              1997
                                                                                      --------------    --------------
Cash flows from operating activities:
Net income                                                                            $      720,081    $      715,893
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 75,000
    Amortization of investment premium                                                         1,565
    Gain on sale of fixed assets                                                              (5,394)
    ESOP benefit expense                                                                      97,338           100,799
    Provision for depreciation                                                                35,209            31,993
    Amortization of loan fees                                                                (27,601)          (20,933)
    FHLB stock dividend                                                                      (46,700)          (42,000)
    Change in:
      Interest receivable                                                                    (33,121)           32,014
      Interest payable                                                                           419             1,140
      Accrued liabilities                                                                   (101,712)         (546,541)
      Prepaid expense                                                                         15,776            93,037
      Income taxes payable                                                                   162,980            92,685
                                                                                      --------------    --------------
          Net cash provided by operating activities                                          893,840           458,087
                                                                                      --------------    --------------

Cash flows from investing activities:
Net (increase) decrease in loans                                                          (2,754,113)       (2,299,509)
Maturity of certificates of deposit                                                          600,000         1,500,000
Purchase of held-to-maturity securities                                                   (1,000,000)       (1,000,502)
Maturity of securities held-to-maturity                                                      500,000
Principle repayments - mortgage back securities                                               12,015            21,187
Purchase of fixed assets                                                                     (31,684)          (15,656)
Sale of fixed assets                                                                           5,394
                                                                                      --------------    --------------
          Net cash provided (used) by investing activities                                (2,668,388)       (1,794,480)
                                                                                      --------------    --------------

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW accounts and savings accounts                 12,454           193,481
Net increase (decrease) in certificates of deposit                                          (566,475)        1,175,476
Net increase (decrease) in custodial accounts                                                (25,148)          (29,437)
Purchase of treasury stock                                                                (1,308,296)       (2,001,331)
Payment of dividends                                                                        (749,385)         (687,103)
                                                                                      --------------   ---------------
    Net cash provided (used) by financing activities                                      (2,636,850)       (1,348,914)
                                                                                      --------------   ---------------

    Increase (decrease) in cash and cash equivalents                                      (4,411,398)       (2,685,307)

Cash and cash equivalents, beginning of period                                            12,620,793        15,064,677
                                                                                      --------------   ---------------

Cash and cash equivalents, end of period                                              $    8,209,395   $    12,379,370
                                                                                      ==============   ===============

Supplemental Disclosures
    Cash payments for:
      Interest on deposits                                                            $    1,944,492   $     1,887,419
                                                                                      ==============   ===============
      Income taxes                                                                    $      310,000   $       225,000
                                                                                      ==============   ===============

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six month periods ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

2.       Earnings Per Share

         Earnings per share for the three and six month periods ended March 31, 1998 amounted to $0.20 per share and $0.39 per share, based on weighted average common shares outstanding of 1,823,697 and 1,831,650, respectively. Earnings per share for the three and six month periods ended March 31, 1998 amounted to $0.20 per share and $0.39 per share, based on weighted average common shares outstanding after dilutive effect of 1,825,860 and 1,833,701, respectively. Earnings per share for the three and six month periods ended March 31, 1997 amounted to $0.19 per share and $0.38 per share, based on weighted average common stock shares outstanding of 1,869,800 and 1,903,139, respectively. For the three and six months periods ended March 31, 1997 , there were no common stock equivalents, which had a dilutive effect on earnings.

3.       Dividends

         On March 16, 1998, the Board of Directors of the Company authorized the payment of a cash dividend of $.20 per share to all shareholders of record on March 31, 1998 payable on April 15, 1998. The total dividends paid by the Company for the six months ended March 31, 1998 amounted to $749,385.

4.       Treasury Stock

         Pursuant to the stock repurchase plan approved by the Board of Directors of the Company on September 15, 1997, the Company repurchased a total of 38,500 shares at a total price of $649,868 during the three months ended March 31, 1998. During the six months ended March 31, 1998, a total of 77,613 shares had been repurchased at a total price of $1,308,296.

5.       Possible Year 2000 Computer Program Problems

         A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest, or delinquency based on the wrong date or are expected to be unable to compute payment, interest, or delinquency. Rapid and accurate data processing is essential to the operations of the Company. Data processing is also essential to most other financial institutions and many other companies.

         All of the material data processing applications of the Company that could be affected by this problem are provided by a third party service bureau. The service bureau used by the Company has advised the Company that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this problem in time, the Company would likely experience significant data processing delays, mistakes, and failures. These delays, mistakes, and failures could have a significant adverse impact on the financial condition and results of operations of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 1998 and 1997

Net Income

Net income increased by $6,000 or 1.6% for the three months ended March 31, 1998 as compared to the same period in 1997. The net increase of $6,000 was due to an increase of $32,000 in net interest income, a decrease of $5,000 in non-interest expense, and a $9,000 increase in non-interest income offset by an increase of $40,000 in the provision for loan losses.

Interest Income

Interest income was $2.0 million, or 7.3% of average interest-earning assets, for the quarter ended March 31, 1998 as compared to $1.9 million, or 7.2% of average interest-earning assets, for the quarter ended March 31, 1997. Interest income increased by $54,000 or 2.9% from 1997 to 1998. The increase in interest income was due to an $840,000 increase in the average balance of interest-earning assets during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 and an increase of 15 basis point in the average rate earned.

Interest Expense

Interest expense was $960,000, or 4.9% of average interest-bearing deposits, for the quarter ended March 31, 1998 as compared to $937,000, or 4.8% of average interest-bearing deposits, for the corresponding period in 1997. Interest expense increased by $23,000 or 2.4% from 1997 to 1998. The increase in interest expense was due primarily to a 16 basis point increase in the average rate paid on the deposits during the period ended March 31, 1998 compared to the corresponding period in 1997.

Provision for Loan Losses

The provision for loan losses during the quarter ended March 31, 1998 amounted to $40,000 as compared to no provision for the corresponding period in 1997. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At March 31, 1998 the allowance for loan losses represented .45% of total loans compared to .37% at March 31, 1997.

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

Non-Interest Income

Non-interest income amounted to $30,000 and $21,000 for the quarter ended March 31, 1998 and 1997, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $21,000 and $16,000 for the quarter ended March 31, 1998 and 1997, respectively. The increase in non-interest income of $9,000 was primarily due to the increase in income from late fees on delinquent loans plus an increase in service fees on deposit transaction accounts.

Non-Interest Expense

Non-interest expense decreased $5,000 or 1.2% to $439,000 for the quarter ended March 31, 1998 compared to $444,000 for the comparable period in 1997. Non-interest expense was 1.6% and 1.7% of average assets for the quarters ended March 31, 1998 and 1997, respectively. The decrease of $5,000 was primarily due to a decrease in other operating expenses of $15,000 offset by an increase in compensation and benefits of $6,000 and an increase of $4,000 in all other non-operating expense classifications.

Income Taxes

The provision for income tax expense amounted to $185,000 and $184,000 for the quarters ended March 31, 1998 and 1997, respectively, which as a percentage of income before income tax expense amounted to 34.0% for 1998 and 34.2% for 1997.

Results of Operations for the Six Months Ended March 31, 1998 and 1997

Net Income

Net income increased by $4,000 or .6% for the six month period ended March 31, 1998 as compared to the same period in 1997. The net increase of $4,000 was due to an increase of $39,000 in net interest income, an increase of $14,000 in non-interest income, a $24,000 decrease in non-interest expense, and a $2,000 decrease in income tax expense offset by an increase of $75,000 in the provision for loan losses for the six month period ended March 31, 1998 compared to the same period in 1997.

Interest Income

Interest income was $3.9 million, or 7.3% of average interest-earning assets for the six month period ended March 31, 1998 compared to $3.8 million, or 7.2% of average-earning assets for the six month period ended March 31, 1997. Interest income increased by $95,000 or 2.5% from 1997 to 1998. The increase in interest income was due to a $1.0 million increase in the average balance of interest-earning assets during the six month period ended March 31, 1998 compared to the six month period ended March 31, 1997 and an increase of 11 basis points in the average rate earned.

Interest Expense

Interest expense was $2.0 million, or 5.0% of average interest-bearing deposits, for the six month period ended March 31, 1998 as compared to $1.9 million, or 4.9% of average interest-bearing deposits, for the corresponding period in 1997. Interest expense increased by $56,000 or 3.0% from 1997 to 1998. The increase in interest expense was due primarily to a 16 basis point increase in the average rate paid on the deposits ended March 31, 1998 compared to the corresponding period in 1997.

Provision for Loan Losses

The provision for loan losses during the six month period ended March 31, 1998 amounted to $75,000 as compared to no provision for the corresponding period in 1997. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $54,000 and $40,000 for the six month period ended March 31, 1998 and 1997, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $40,000 and $32,000 for the six month period ended March 31, 1998 and 1997, respectively. The increase in non-interest income of $14,000 was primarily due to the decrease in income from late fees on delinquent loans plus a decrease in deposit transaction service fees.

Non-Interest Expense

Non-interest expense decreased $25,000 or 2.8% to $850,000 for the six month period ended March 31, 1998 compared to $875,000 for the comparable period in 1997. Non-interest expense was 1.6% of average assets for both periods. The decrease of $25,000 was due primarily to an increase in compensation and benefits of $9,000 plus an increase of $9,000 in occupancy expense offset by a decrease in other operating expense of $20,000 and a decrease of $26,000 in federal and other insurance premiums. The increase of $9,000 in compensation and benefits was primarily due to normal salary increases and an increase related to the employee stock option plan due to the increase in the average price of the stock. The decrease in other operating expenses relates primarily to the decrease of franchise taxes and legal fees. The decrease of $26,000 in federal and other insurance premiums was the result of the reduction of the insurance assessment rate on the Bank's deposits after the special assessment on September 30, 1996 to recapitalize the Savings Association Insurance Fund.

Income Taxes

The provision for income tax expense amounted to approximately $371,000 and $373,000 for the six month period ended March 31, 1998 and 1997, respectively, which as a percentage of income before income tax expense amounted to a 34.0% for 1998 and 34.3% for 1997.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                          March 31,          September 30,
                                                                            1998                  1997
                                                                        ------------         ------------
                                                                             (amounts in thousands)
Loans accounted for on a non-accrual basis:/1
   Real Estate:
     Residential                                                        $         --         $         --
                                                                        ------------         ------------
       Total...................................................                   --                   --
                                                                        ------------         ------------

Accruing loans which are contractually past due 90 days or more:
   Real Estate:
     Residential...............................................                  337                  387
     Other.....................................................                   33                   73
     Commercial................................................                   --                   --
   Consumer....................................................                  109                   60
                                                                        ------------         ------------
       Total...................................................                  479                  520
                                                                        ============         ============

     Total of non-accrual and 90 day past due loans............         $        479         $        520
                                                                        ============         ============

Percentage of net loans........................................                  .57%                 .64%
                                                                        ============         ============

Other non-performing assets/2..................................         $         --         $         --
                                                                        ============         ============

1 Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

2 Other non-performing assets represent property acquired by the Bank through foreclosure. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

At March 31, 1998, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the six months ended March 31, 1998 on the loans in the table above has been included in income.

At March 31, 1998, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Financial Condition

The Company's consolidated assets decreased approximately $818,000 or .7% to $108.8 million at March 31, 1998 compared to $109.6 million at September 30, 1997. The net decrease of $818,000 was due primarily to a decrease of $5.0 million in cash, interest-bearing deposits and certificates of deposit offset by a $1.5 million increase in investment securities and a $2.7 million increase in loans receivable.

The Company's investment portfolio increased approximately $1.5 million. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $940,000 due solely to the increase in market value of such securities. Held-to-maturity securities increased $533,000 primarily due to the purchase of two $500,000 FHLB bonds offset by the call of a $500,000 FNMA bond.

Under SFAS No. 115, unrealized gains or losses on available-for-sale securities are recorded net of deferred income tax as a separate component of stockholders' equity. At March 31, 1998, the Company included net unrealized gains of approximately $2,364,000 in stockholders' equity. At September 30, 1997, the Company included net unrealized gains of approximately $1,744,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans receivable increased by $2.7 million, or 3.3% from $81.3 million at September 30, 1997 to $84.0 million at March 31, 1998, as management continued its efforts to be competitive in meeting the local demand in the Bank's market area.

Stockholders' equity decreased by $1.0 million to $28.8 million as of March 31, 1998. The net decrease of $1.0 million is due to a decrease of $1.3 million from the purchase of Treasury Stock and the declaration of dividends totaling $1.1, offset in part by net income of $720,000, an increase of $620,000 in net unrealized appreciation on investments held-for-sale and an increase of $97,000 related to the release of ESOP shares from collateral during the six months ended March 31, 1998. The following summarizes the Bank's capital requirements and position at March 31, 1998 and September 30, 1997.

                                                     March 31                        September 30
                                                       1998                              1997
                                          -------------------------------   ------------------------------
                                                               (Dollars in Thousands)
                                              Amount          Percent          Amount           Percent
                                              ------          -------          ------           -------
Core capital  .......................     $      24,147             22.9%   $     23,392             21.3%
Core capital requirement.............             4,210              4.0%          3,210              3.0%
                                          -------------    --------------   ------------     -------------

Excess ..............................     $      19,937             18.9%   $     20,182             18.3%
                                          =============    ==============   ============     =============

Tangible capital ....................     $      24,147             42.7%   $     23,392             42.7%
General valuation allowance..........               313               .5%            235               .4%
                                          -------------    --------------   ------------     -------------

Total capital (risk-based capital)...            24,460             43.2%         23,627             43.1%
Risk-based capital requirement.......             4,525              8.0%          4,387              8.0%
                                          -------------    --------------   ------------     -------------

Excess ..............................     $      19,935             35.2%   $     19,240             35.1%
                                          =============    ==============   ============     =============

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At March 31, 1998, the Bank could pay common stock dividends of approximately $12.4 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At March 31, 1998, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the six month periods ended March 31, 1998 and 1997.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At March 31, 1998 and 1997, cash and cash equivalents totaled $8.2 million and $12.6 million, respectively.

At March 31, 1998, the Bank had $43.0 million in certificates of deposits due within one year and $15.4 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At March 31, 1998, the Bank had $1.5 million in outstanding commitments to originate mortgages, excluding $1.2 million in approved but unused home equity lines of credit and $670,000 in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 4.0%. During the second quarter of fiscal year 1998, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................None

Item 2.    Changes in Securities............................................None

Item 3.    Defaults Upon Senior Securities..................................None

Item 4.    Submission of Matters to a Vote of Security Holders..............None

           The Company's Annual Meeting of Stockholders was held on January 26, 1998. 1,629,285 shares of Harrodsburg First Financial Bancorp, Inc. common stock were represented at the Annual Meeting in person or by proxy.

           Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:


                                             Votes in               Votes
               Nominee                   Favor of Election         Withheld
           ---------------------         -----------------      ----------------
           Thomas Les Letton                 1,617,870              11,415
           Jack L. Coleman, Jr.              1,615,945              13,340

           Shareholders voted in favor of the appointment of Miller, Mayer, Sullivan, & Stevens, LLP as auditors for the Company for the fiscal year ending September 30, 1998. Votes were cast as follows: 1,627,335 votes in favor and 1,950 votes abstaining.

Item 5.    Other Information................................................None

Item 6.    Exhibits and Reports on Form 8-K

           Form 8-K, Item 5 filed on March 20, 1998 relating to the Company's announcement of the declaration of a cash dividend.

           The following exhibits are filed herewith:

           Exhibit 27....................................Financial Data Schedule
           Exhibit 99..............................Form 8-K dated March 20, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Harrodsburg First Financial Bancorp, Inc.



Date:    May 11, 1998                 ---------------------------------
                                      Jack Hood, President
                                      (Duly Authorized Officer)



Date:    May 11, 1998                 ---------------------------------
                                      Teresa W. Noel, Treasurer
                                      (Principal Financial and Accounting
                                      Officer)