Form 10-Q
period 1998-06-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1998-08-11
CIK 946738

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10Q





(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.


                                   OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number: 0-26570


                    Harrodsburg First Financial Bancorp, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            61-1284899
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                 40330-1620
----------------------------------------------                 ----------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (606) 734-5452

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes X   No

As of August 5, 1998, 1,926,343 shares of the registrant's common stock were issued and outstanding.

================================================================================
Page 1 of 16 Pages                                     Exhibit Index at Page N/A
                                                                            ----

                                    CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
             September 30, 1997..............................................................................3

          Consolidated Statements of Income for the Three-Month Periods
             Ended June 30, 1998 and 1997 (unaudited) and the Nine-Month
             Periods Ended June 30, 1998 and 1997 (unaudited)................................................4

          Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
             June 30, 1998 and 1997 (unaudited)..............................................................5

          Notes to Consolidated Financial Statements.........................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................8


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

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           ---------------------------


                                                                                 As of               As of
                                                                               June 30,           September 30,
ASSETS                                                                           1998                1997
                                                                          ------------------      -----------
                                                                              (unaudited)
Cash and due from banks                                                    $    627,345           $    739,782
Interest bearing deposits                                                     8,787,183             11,881,011
Certificates of deposit                                                                                600,000
Available-for-sale securities                                                 3,627,954              2,717,352
Held-to-maturity securities                                                  11,120,524             11,064,606
Loans receivable, net                                                        83,232,879             81,261,278
Accrued interest receivable                                                     682,889                641,324
Premises and equipment, net                                                     869,996                656,197
Other assets                                                                     84,519                 76,771
                                                                           ------------           ------------

    Total assets                                                           $109,033,289           $109,638,321
                                                                           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                               $ 78,519,521           $ 78,629,205
    Advance payments by borrowers for taxes and insurance                        51,145                 66,070
    Income taxes payable                                                      1,476,221              1,003,636
    Other liabilities                                                            52,685                166,587
                                                                           ------------           ------------
    Total liabilities                                                        80,099,572             79,865,498
                                                                           ------------           ------------

Stockholders' equity:
    Common stock, $0.10 par value, 5,000,000 shares authorized;
      2,182,125 shares issued and outstanding                                   218,213                218,213
    Additional paid-in capital                                               21,137,692             21,077,238
    Retained earnings, substantially restricted                              11,026,348             11,037,504
    Net unrealized appreciation on available-for-sale securities,
      net of deferred income taxes                                            2,344,631              1,743,634
    Treasury stock, 251,682 and 157,369 shares at cost as of
      June 30, 1998 and September 30, 1997, respectively                     (4,370,097)            (2,790,826)
    Unallocated employee stock ownership plan (ESOP) shares                  (1,423,070)            (1,512,940)
                                                                           ------------           ------------

         Total stockholders' equity                                          28,933,717             29,772,823
                                                                           ------------           ------------

         Total liabilities and stockholders' equity                        $109,033,289           $109,638,321
                                                                           =============           ============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                           ---------------------------


                                                       For the Three-Month Periods          For the Nine-Month Periods
                                                            Ended June 30,                         Ended June 30,
                                                    --------------------------------       ------------------------------
                                                          1998              1997                1998              1997
                                                    --------------     -------------       -------------        ---------
Interest income:
   Interest on loans                                  $1,646,267         $1,575,061         $4,926,099         $4,662,224
   Interest and dividends on securities                  193,814            198,848            584,874            580,301
   Other interest income                                 106,121            161,381            342,879            505,158
                                                      ----------         ----------         ----------         ----------
      Total interest income                            1,946,202          1,935,290          5,853,852          5,747,683
                                                      ----------         ----------         ----------         ----------

Interest expense:
   Interest on deposits                                  969,736            960,804          2,914,647          2,849,361
                                                      ----------         ----------         ----------         ----------

Net interest income                                      976,466            974,486          2,939,205          2,898,322
Provision for loan losses                                 15,000             11,000             90,000             11,000
                                                      ----------         ----------         ----------         ----------
Net interest income after provision
   for loan losses                                       961,466            963,486          2,849,205          2,887,322
                                                      ----------         ----------         ----------         ----------

Non-interest income:
   Loan and other service fees, net                       25,498             22,280             65,579             54,021
   Other                                                   4,292              5,070             17,894             13,757
                                                      ----------         ----------         ----------         ----------
      Total non-interest income                           29,790             27,350             83,473             67,778
                                                      ----------         ----------         ----------         ----------

Non-interest expense:
   Compensation and benefits                             241,201            232,040            704,815            686,658
   Occupancy expenses, net                                33,286             32,320            104,609             94,392
   Federal and other insurance premiums                   12,585             13,363             38,780             65,468
   Data processing expenses                               30,815             24,212             85,905             75,762
   State franchise tax                                    23,819             23,587             71,225             71,317
   Other operating expenses                               77,858             89,826            264,621            297,069
                                                      ----------         ----------         ----------         ----------
      Total non-interest expense                         419,564            415,348          1,269,955          1,290,666
                                                      ----------         ----------         ----------         ----------

Income before income tax expense                         571,692            575,488          1,662,723          1,664,434
Income tax expense                                       194,377            196,994            565,327            570,047
                                                      ----------         ----------         ----------         ----------

Net income                                            $  377,315         $  378,494         $1,097,396         $1,094,387
                                                      ==========         ==========         ==========         ==========

Earnings per common share                             $     0.21         $     0.20         $     0.60         $     0.58
                                                      ==========         ==========         ==========         ==========
Earnings per common share
   assuming dilution                                  $     0.21         $     0.20         $     0.60         $     0.58
                                                      ==========         ==========         ==========         ==========


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           ---------------------------


                                                                                                    For the Nine-Month Periods
                                                                                                           Ended June 30,
                                                                                                      1998                  1997
                                                                                                  -------------        ------------
Cash flows from operating activities:
Net income                                                                                         $  1,097,396        $  1,094,387
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                            90,000              11,000
    Amortization of investment premium                                                                    1,515                 753
    Gain on sale of fixed assets                                                                         (5,394)
    ESOP benefit expense                                                                                150,323             145,103
    Provision for depreciation                                                                           53,197              48,219
    Amortization of loan fees                                                                           (45,221)            (31,672)
    FHLB stock dividend                                                                                 (70,700)            (64,300)
    Change in:
      Interest receivable                                                                               (41,565)             64,456
      Interest payable                                                                                     (270)                756
      Accrued liabilities                                                                              (113,632)           (569,805)
      Prepaid expense                                                                                    (7,748)             58,036
      Income taxes payable                                                                              162,984             129,679
                                                                                                   ------------        ------------
         Net cash provided by operating activities                                                    1,270,885             886,612
                                                                                                   ------------        ------------

Cash flows from investing activities:
Net (increase) decrease in loans                                                                     (2,016,380)         (2,695,703)
Maturity of certificates of deposit                                                                     600,000           2,500,000
Purchase of held-to-maturity securities                                                              (1,500,000)         (1,000,885)
Maturity of securities held-to-maturity                                                               1,500,000
Principle repayments - mortgage back securities                                                          13,267              29,616
Purchase of fixed assets                                                                               (266,996)            (24,656)
Sale of fixed assets                                                                                      5,394
                                                                                                   ------------        ------------
         Net cash provided (used) by investing activities                                            (1,664,715)         (1,191,628)
                                                                                                   ------------        ------------

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW accounts and savings accounts                           (62,819)           (130,697)
Net increase (decrease) in certificates of deposit                                                      (46,865)          1,589,700
Net increase (decrease) in custodial accounts                                                           (14,925)            (18,269)
Purchase of treasury stock                                                                           (1,579,271)         (2,001,331)
Payment of dividends                                                                                 (1,108,555)         (1,059,468)
                                                                                                   ------------        ------------
    Net cash provided (used) by financing activities                                                 (2,812,435)         (1,620,065)
                                                                                                   ------------        ------------

    Increase (decrease) in cash and cash equivalents                                                 (3,206,265)         (1,925,081)

Cash and cash equivalents, beginning of period                                                       12,620,793          15,064,677
                                                                                                   ------------        ------------

Cash and cash equivalents, end of period                                                           $  9,414,528        $ 13,139,596
                                                                                                   ============        ============

Supplemental Disclosures
    Cash payments for:
      Interest on deposits                                                                         $  2,914,917        $  2,848,605
                                                                                                   ============        ============
      Income taxes                                                                                 $    490,000        $    385,000
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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

2.        Earnings Per Share

          Earnings per common share for the three and nine month periods ended June 30, 1998 amounted to $0.21 per share and $0.60 per share, based on weighted average common shares outstanding of 1,798,903 and 1,820,734, respectively. Earnings per common share assuming dilution for the three and nine month periods ended June 30, 1998 amounted to $0.21 per share and $0.60 per share, based on weighted average common shares outstanding after dilutive effect of 1,801,515 and 1,822,972, respectively. Earnings per common share for the three and nine month periods ended June 30, 1997 amounted to $0.20 per share and $0.58 per share, based on weighted average common stock shares outstanding of 1,869,800 and 1,894,989, respectively. For the three and nine months periods ended June 30, 1997, there were no common stock equivalents, which had a dilutive effect on earnings.

3.        Dividends

          On March 16, 1998, the Board of Directors of the Company authorized the payment of a cash dividend of $.20 per share to all shareholders of record on March 31, 1998 payable on April 15, 1998. The total dividends paid by the Company for the nine months ended June 30, 1998 amounted to $1,108,555.

4.        Treasury Stock

          Pursuant to the stock repurchase plan approved by the Board of Directors of the Company on September 15, 1997, the Company repurchased a total of 16,700 shares at a total price of $270,975 during the three months ended June 30, 1998. During the nine months ended June 30, 1998, a total of 94,313 shares has been repurchased at a total price of $1,579,271.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 1998 and 1997

Net Income

Net income decreased by $1,000 or .3% for the three months ended June 30, 1998 as compared to the same period in 1997. The net decrease of $1,000 was due to an increase of $4,000 in the provision for loan losses plus a $4,000 increase in non-interest expenses offset by a $2,000 increase in net interest income, a $2,000 increase in non-interest income and a $3,000 decrease in income tax expense.

Interest Income

Interest income was $1.9 million, or 7.3% of average interest-earning assets, for the quarter ended June 30, 1998 as compared to $1.9 million, or 7.2% of average interest-earning assets, for the quarter ended June 30, 1997. Interest income increased by $11,000 or .6% from 1997 to 1998. The increase in interest income was due to a $323,000 increase in the average balance of interest-earning assets during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 plus an increase of 2 basis points in the average rate earned.

Interest Expense

Interest expense was $970,000, or 4.9% of average interest-bearing deposits, for the quarter ended June 30, 1998 as compared to $961,000, or 4.9% of average interest-bearing deposits, for the corresponding period in 1997. Interest expense increased by $9,000 or .9% from 1997 to 1998. The increase in interest expense was due primarily to a 3 basis point increase in the average rate paid on the deposits during the period ended June 30, 1998 compared to the corresponding period in 1997.

Provision for Loan Losses

The provision for loan losses during the quarter ended June 30, 1998 amounted to $15,000 as compared to $11,000 for the corresponding period in 1997. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At June 30, 1998 the allowance for loan losses represented .48% of total loans compared to .38% at June 30, 1997.

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

Non-Interest Income

Non-interest income amounted to $29,000 and $27,000 for the quarter ended June 30, 1998 and 1997, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $25,000 and $22,000 for the quarter ended June 30, 1998 and 1997, respectively. The increase in non-interest income of $2,000 was primarily due to the increase in income from late fees on delinquent loans plus an increase in service fees on deposit transaction accounts.

Non-Interest Expense

Non-interest expense increased $4,000 or 1.0% to $419,000 for the quarter ended June 30, 1998 compared to $415,000 for the comparable period in 1997. Non-interest expense was 1.5% of average assets for both periods. The increase of $4,000 was primarily due to an increase in compensation and benefits of $9,000 and an increase of $7,000 in all other non-operating expense classifications offset by a decrease of $12,000 in other operating expenses.

Income Taxes

The provision for income tax expense amounted to $194,000 and $197,000 for the quarters ended June 30, 1998 and 1997, respectively, which as a percentage of income before income tax expense amounted to 34.0% for 1998 and 34.2% for 1997.

Results of Operations for the Nine Months Ended June 30, 1998 and 1997

Net Income

Net income increased by $3,000 or .3% for the nine month period ended June 30, 1998 as compared to the same period in 1997. The net increase of $3,000 was due to an increase of $41,000 in net interest income, an increase of $15,000 in non-interest income, a $21,000 decrease in non-interest expense, and a $5,000 decrease in income tax expense offset by an increase of $79,000 in the provision for loan losses for the nine month period ended June 30, 1998 compared to the same period in 1997.

Interest Income

Interest income was $5.9 million, or 7.3% of average interest-earning assets for the nine month period ended June 30, 1998 compared to $5.7 million, or 7.2% of average-earning assets for the nine month period ended June 30, 1997. Interest income increased by $106,000 or 1.8% from 1997 to 1998. The increase in interest income was due to a $700,000 increase in the average balance of interest-earning assets during the nine month period ended June 30, 1998 compared to the nine month period ended June 30, 1997, and an increase of 8 basis points in the average rate earned in the 1998 period compared to the 1997 period.

Interest Expense

Interest expense was $2.9 million, or 5.0% of average interest-bearing deposits, for the nine month period ended June 30, 1998 as compared to $2.8 million, or 4.9% of average interest-bearing deposits, for the corresponding period in 1997. Interest expense increased by $65,000 or 2.3% from 1997 to 1998. The increase in interest expense was due primarily to a 8 basis point increase in the average rate paid on the deposits ended June 30, 1998 compared to the corresponding period in 1997.

Provision for Loan Losses

The provision for loan losses during the nine month period ended June 30, 1998 amounted to $90,000 as compared to $11,000 for the corresponding period in 1997. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $83,000 and $68,000 for the nine month period ended June 30, 1998 and 1997, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $66,000 and $54,000 for the nine month period ended June 30, 1998 and 1997, respectively. The increase in non-interest income of $15,000 was primarily due to the increase in income from late fees on delinquent loans plus an increase in deposit transaction service fees.

Non-Interest Expense

Non-interest expense decreased $21,000 or 1.6% for the nine month period ended June 30, 1998 compared to the comparable period in 1997. Non-interest expense was 1.6% of average assets for both periods. The decrease of $21,000 was due primarily to an increase in compensation and benefits of $18,000, an increase in data processing expenses of $10,000 plus an increase of $10,000 in occupancy expense offset by a decrease in other operating expense of $32,000 and a decrease of $27,000 in federal and other insurance premiums. The increase of $18,000 in compensation and benefits was primarily due to normal salary increases and an increase related to the employee stock option plan due to the increase in the average price of the stock. The decrease in other operating expenses relates primarily to decreases in franchise taxes and legal fees. The decrease of $27,000 in federal and other insurance premiums was the result of the reduction of the insurance assessment rate on the Bank's deposits after the special assessment on September 30, 1996 to recapitalize the Savings Association Insurance Fund.

Income Taxes

The provision for income tax expense amounted to approximately $565,000 and $570,000 for the nine month period ended June 30, 1998 and 1997, respectively, which as a percentage of income before income tax expense amounted to a 34.0% for 1998 and 34.2% for 1997.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                              June 30,           September 30,
                                                                                1998                  1997
                                                                           -------------         -------------
                                                                                 (amounts in thousands)
Loans accounted for on a non-accrual basis:1 Real Estate:
     Residential                                                           $          --         $          --
                                                                           -------------         -------------
       Total......................................................                    --                    --
                                                                           -------------         -------------

Accruing loans which are contractually past due 90 days or more:
   Real Estate:
     Residential..................................................                   426                   387
     Other........................................................                   100                    73
     Commercial...................................................                    --                    --
   Consumer.......................................................                    74                    60
                                                                           -------------         -------------
       Total......................................................                   600                   520
                                                                           =============         =============

     Total of non-accrual and 90 day past due loans...............         $         600         $         520
                                                                           =============         =============

Percentage of net loans...........................................                  .72%                  .64%
                                                                           =============         =============

Other non-performing assets2......................................         $          --         $          --
                                                                           =============         =============

----------
1 Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

2 Other non-performing assets represent property acquired by the Bank through foreclosure. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

At June 30, 1998, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the nine months ended June 30, 1998 on the loans in the table above has been included in income.

At June 30, 1998, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Financial Condition

The Company's consolidated assets decreased approximately $605,000 or .5% to $109.0 million at June 30, 1998 compared to $109.6 million at September 30, 1997. The net decrease of $605,000 was due primarily to a decrease of $3.8 million in cash, interest-bearing deposits and certificates of deposit offset by a $1.0 million increase in investment securities, a $2.0 million increase in loans receivable, and a $200,000 net increase in premises and equipment.

The Company's investment portfolio increased approximately $1.0 million. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $910,000 due solely to the increase in market value of such securities. Held-to-maturity securities increased only $55,000 as the purchase of two $500,000 FHLB bonds and a $500,000 FNMA bond was offset by the call of three $500,000 bonds.

Under SFAS No. 115, unrealized gains or losses on available-for-sale securities are recorded net of deferred income tax as a separate component of stockholders' equity. At June 30, 1998, the Company included net unrealized gains of approximately $2,345,000 in stockholders' equity. At September 30, 1997, the Company included net unrealized gains of approximately $1,744,000 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans receivable increased by $2.0 million, or 2.4% from $81.2 million at September 30, 1997 to $83.2 million at June 30, 1998, as management continued its efforts to be competitive in meeting the local demand in the Bank's market area.

Premises and equipment increased $214,000, or 32.6%, from $656,000 at September 30, 1997 to $870,000 at June 30, 1998. The increase was primarily due to the purchase of a lot in Lawrenceburg, Kentucky. The Company intends to open an additional branch in that area.

Stockholders' equity decreased by $839,000 to $28.9 million as of June 30, 1998. The net decrease of $839,000 is due to a decrease of $1.6 million from the purchase of Treasury Stock and the declaration of dividends totaling $1.1, offset in part by net income of $1.1 million, an increase of $601,000 in net unrealized appreciation on investments held-for-sale and an increase of $150,000 related to the release of ESOP shares from collateral during the nine months ended June 30, 1998.

The following summarizes the Bank's capital requirements and position at June 30, 1998 and September 30, 1997.

                                                        June 30                         September 30
                                                         1998                               1997
                                            -------------------------------     ------------------------------
                                                             (Dollars in Thousands)
                                                Amount            Percent          Amount            Percent
                                                ------            -------          ------            -------

Core capital ..........................     $       24,557             22.3%    $      23,392             21.3%
Core capital requirement...............              4,221              4.0%            3,210              3.0%
                                            --------------    --------------    -------------    --------------

Excess ................................     $       20,336             18.3%    $      20,182             18.3%
                                            ==============    ==============    =============    ==============

Tangible capital ......................     $       24,557             43.2%    $      23,392             42.7%
General valuation allowance............                328               .5%              235               .4%
                                            --------------    --------------    -------------    --------------

Total capital (risk-based capital).....             24,885             43.7%           23,627             43.1%
Risk-based capital requirement.........              4,559              8.0%            4,387              8.0%
                                            --------------    --------------    -------------    --------------

Excess ................................     $       20,326             35.7%    $      19,240             35.1%
                                            ==============    ==============    =============    ==============

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At June 30, 1998, the Bank could pay common stock dividends of approximately $12.7 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At June 30, 1998, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the nine month periods ended June 30, 1998 and 1997.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At June 30, 1998 and 1997, cash and cash equivalents totaled $9.4 million and $13.1 million, respectively.

At June 30, 1998, the Bank had $41.8 million in certificates of deposits due within one year and $17.1 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At June 30, 1998, the Bank had $1.7 million in outstanding commitments to originate mortgages, excluding $1.3 million in approved but unused home equity lines of credit and $1.2 million in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 4.0%. During the third quarter of fiscal year 1998, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings........................................................None

Item 2.            Changes in Securities....................................................None

Item 3.            Defaults Upon Senior Securities..........................................None

Item 4.            Submission of Matters to a Vote of Security Holders......................None

Item 5.            Other Information........................................................None

Item 6.            Exhibits and Reports on Form 8-K

                   No reports on Form 8-k were filed during the quarter ended June 30, 1998.

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


                                    Harrodsburg First Financial Bancorp, Inc.



Date:     August 5, 1998            -----------------------------------------
                                    Jack Hood, President
                                    (Duly Authorized Officer)



Date:     August 5, 1998            -----------------------------------------
                                    Teresa W. Noel, Treasurer
                                    (Principal Financial and Accounting Officer)