Form 10-Q
period 1999-02-11
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1999-02-16
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     -----------------------------------------------------------------------



(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998.


                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:      0-26570


                    Harrodsburg First Financial Bancorp, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            61-1284899
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification No.)


104 South Chiles Street, Harrodsburg, Kentucky                40330-1620
----------------------------------------------                ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (606) 734-5452


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.    Yes   X      No
                                              -----       -----

As of February 10, 1999, 1,763,542 shares of the registrant's common stock were issued and outstanding.

Page 1 of 16 Pages                                     Exhibit Index at Page N/A
                                                                             ---

                           ---------------------------

                                    CONTENTS


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of December 31, 1998 (unaudited) and
                        September 30, 1998...........................................................................3

               Consolidated Statements of Income for the Three-Month Periods Ended
                        December 31, 1998 and 1997 (unaudited).......................................................4

               Consolidated Statements of Changes in Stockholders' Equity for the
                        Three Month Period Ended December 31, 1998 (unaudited).......................................5

               Consolidated Statements of Cash Flows for the Three Month Periods Ended
                        December 31, 1998 and December 31, 1997 (unaudited)..........................................6

               Notes to Consolidated Financial Statements............................................................8

Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations........................................................................9


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings....................................................................................15
Item 2.        Changes in Securities................................................................................15
Item 3.        Defaults Upon Senior Securities......................................................................15
Item 4.        Submission of Matters to a Vote of Security Holders..................................................15
Item 5.        Other Information....................................................................................15
Item 6.        Exhibits and Reports on Form 8-K.....................................................................15

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           ---------------------------

                                                                                 As of                 As of
                                                                             December 31,         September 30,
                                                                                 1998                   1998
                                                                          ------------------    ------------------
ASSETS                                                                        (unaudited)

Cash and due from banks                                                   $          658,848    $          739,772
Interest Bearing Deposits                                                          9,389,757             7,334,333
Available-for-sale securities                                                      4,967,358             3,825,492
Held-to-maturity securities                                                        8,658,992            11,140,809
Loans receivable, net                                                             85,525,219            85,271,904
Accrued interest receivable                                                          602,422               660,798
Premises and equipment, net                                                          834,832               852,123
Other assets                                                                          50,902                94,046
                                                                          ------------------    ------------------

    Total assets                                                          $      110,688,330    $      109,919,277
                                                                          ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $       80,360,339    $       78,995,644
Advance payments by borrowers for taxes and insurance                                 29,353                71,849
Deferred federal income tax                                                        1,786,427             1,398,193
Dividends payable                                                                                          354,445
Other liabilities                                                                    317,944               117,533
                                                                          ------------------    ------------------
    Total liabilities                                                             82,494,063            80,937,664
                                                                          ------------------    ------------------

Stockholders' equity
    Common stock, $0.10 per value, 5,000,000 shares authorized;
        2,182,125 shares issued and outstanding                                      218,213               218,213
    Additional paid-in capital                                                    21,166,734            21,154,129
    Retained earnings, substantially restricted                                   10,843,704            11,003,179
    Accumulated other comprehensive income                                         3,228,638             2,475,007
    Treasury stock, 354,783 and 258,607 shares as of December 31,
         1998 and September 30, 1998, respectively                                (5,900,142)           (4,477,515)
    Unallocated employee stock ownership plan (ESOP) shares                       (1,362,880)           (1,391,400)
                                                                          ------------------    ------------------
         Total stockholders' equity                                               28,194,267            28,981,613
                                                                          ------------------    ------------------

         Total liabilities and stockholders' equity                       $      110,688,330    $      109,919,277
                                                                          ==================    ==================


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                           ---------------------------

                                                                            For the Three-Month Periods
                                                                                 Ended December 31,
                                                                 -------------------------------------------------
                                                                      1998                               1997
                                                                 --------------                      -------------
Interest income:
    Interest on loans                                            $    1,685,549                      $   1,622,689
    Interest and dividends on securities                                170,914                            194,702
    Other interest income                                                90,519                            135,536
                                                                 --------------                      -------------
         Total interest income                                        1,946,982                          1,952,927
                                                                 --------------                      -------------

Interest expense:
    Interest on deposits                                                968,563                            984,925
                                                                 --------------                      -------------

Net interest income                                                     978,419                            968,002
Provision for loan losses                                                10,000                             35,000
                                                                 --------------                      -------------
Net interest income after provision for loan losses                     968,419                            933,002
                                                                 --------------                      -------------

Non-interest income:
    Loan and other service fees, net                                     22,415                             19,194
    Other                                                                 3,366                              4,608
                                                                 --------------                      -------------
                                                                         25,781                             23,802
                                                                 --------------                      -------------
Non-interest expense:
    Compensation and benefits                                           227,390                            227,553
    Occupancy expenses, net                                              33,312                             37,149
    Federal and other insurance premiums                                 11,671                             13,073
    Data processing expenses                                             30,689                             26,443
    State franchise tax                                                  23,819                             23,587
    Other operating expenses                                            103,388                             83,101
                                                                 --------------                      -------------
                                                                        430,269                            410,906
                                                                 --------------                      -------------

Income before income tax expense                                        563,931                            545,898
Income tax expense                                                      191,736                            185,606
                                                                 --------------                      -------------

Net income                                                       $      372,195                      $     360,292
                                                                 ==============                      =============

Earnings per common share                                        $          .21                      $         .20
                                                                 ==============                      =============

Earnings per common share assuming dilution                      $          .21                      $         .20
                                                                 ==============                      =============


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               for the three month period ended December 31, 1998
                                   (unaudited)

                           ---------------------------

                                                                           Accumulated
                                                Additional                    Other                      Unearned          Total
                                     Common      Paid-in       Retained   Comprehensive   Treasury         ESOP        Stockholders'
                                     Stock       Capital       Earnings       Income        Stock         Shares          Equity
                                    --------   -----------   -----------  -------------  ------------   ------------   -------------
Balance, September 30, 1998         $218,213   $21,154,129   $11,003,179   $2,475,007    $(4,477,515)   $(1,391,400)   $28,981,613
                                                                                                                       -----------

Comprehensive income:
   Net income                                                    372,195                                                   372,195
   Other comprehensive income,
     net of tax unrealized gains
     on securities                                                            753,631                                      753,631
                                                                                                                       -----------

Total comprehensive income                                                                                               1,125,826

Dividend declared                                               (531,670)                                                 (531,670)

ESOP shares earned                                  12,605                                                   28,520         41,125

Purchase of common stock, 96,176
  shares                                                                                  (1,422,627)                   (1,422,627)
                                    --------   -----------   -----------   ----------    -----------    -----------    -----------

Balance, December 31, 1998          $218,213   $21,166,734   $10,843,704   $3,228,638    $(5,900,142)   $(1,362,880)   $28,194,267
                                    ========   ===========   ===========   ==========    ===========    ===========    ===========




          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           ---------------------------


                                                                             For the Three-Month Periods
                                                                                   Ended December 31,
                                                                 -------------------------------------------------
                                                                      1998                               1997
                                                                 --------------                      -------------
Operating activities
Net income                                                       $      372,195                      $     360,292
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                            10,000                             35,000
    ESOP benefit expense                                                 41,125                             48,772
    Provision for depreciation                                           17,288                             17,214
    Amortization of loan fees                                           (18,772)                           (10,014)
    Accretion/amortization of investment
      premium/discount                                                   (1,557)                                20
    FHLB stock dividend                                                 (24,300)                           (23,400)
    Change in:
      Interest receivable                                                58,376                             34,532
      Interest payable                                                    1,903                                986
      Accrued liabilities                                               198,508                           (121,300)
      Prepaid expense                                                    43,144                             26,089
      Income taxes payable                                                                                 298,854
                                                                 --------------                      -------------

    Net cash provided by operating activities                           697,910                            667,045
                                                                 --------------                      -------------

Investing activities
Net (increase) decrease in loans                                       (244,543)                        (1,597,719)
Maturity of certificates of deposit                                                                        600,000
Purchase of held-to-maturity securities                                                                 (1,000,000)
Maturity of securities held-to-maturity                               2,500,000                            500,000
Principal repayments - mortgage back securities                           7,676                             10,780
Purchase of fixed assets                                                      -                             (1,646)
                                                                 --------------                      -------------

    Net cash provided (used) by investing activities                  2,263,133                         (1,488,585)
                                                                 --------------                      -------------







          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                           ---------------------------

                                                                             For the Three-Month Periods
                                                                                   Ended December 31,
                                                                 -------------------------------------------------
                                                                      1998                               1997
                                                                 --------------                      -------------
Financing activities
Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                 1,433,203                           (93,937)
Net increase (decrease) in certificates of deposit                      (68,508)                         (290,189)
Net increase (decrease) in custodial accounts                           (42,496)                          (41,418)
Purchase of treasury stock                                           (1,422,627)                         (658,428)
Payment of dividends                                                   (886,115)                         (749,385)
                                                                 --------------                      ------------

    Net cash provided (used) by financing activities                   (986,543)                       (1,833,357)
                                                                 --------------                      ------------

    Increase (decrease) in cash and cash equivalents                  1,974,500                        (2,654,897)

Cash and cash equivalents, beginning of period                        8,074,105                        12,620,793
                                                                 --------------                      ------------

Cash and cash equivalents, end of period                         $   10,048,605                      $  9,965,896
                                                                 ==============                      ============


Supplemental Disclosures
    Cash payments for:
       Interest on deposits                                      $      966,660                      $    983,938
                                                                 ==============                      ============
       Income taxes                                              $                                   $
                                                                 ==============                      ============




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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three-month period ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1999.

2.    Earnings Per Share

      Earnings per share for the three month periods ended December 31, 1998 and 1997 amounted to $0.21 and $0.20 per common share based on weighted average common stock shares outstanding of 1,735,274 and 1,839,603, respectively. For the three months ended December 31, 1998, there were no common stock equivalents, which had a dilutive effect on earnings. Earnings per common share, assuming dilution for common stock equivalents for the three-month period ended December 31, 1997, amounted to $0.20 per common share, based on weighted average common shares outstanding after dilutive effect of 1,841,541.

3.    Dividends

      A special cash dividend of $0.30 per share was paid on October 16, 1998 to stockholders of record as of October 1, 1998. The regular semi-annual cash dividend of $.20 per share was paid on October 15, 1998 to stockholders of record as of September 30, 1998. The total dividends paid by the Company for the three months ended December 31, 1998 amounted to $886,115.

4.    Treasury stock

      Pursuant to the stock repurchase plan approved by the Board of Directors of the Company on September 21, 1998, the Company repurchased a total of 96,176 shares at a total price of $1,422,627 during the three months ended December 31, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's consolidated assets increased approximately $769,000, or .70% to $110.7 million at December 31, 1998 compared to $110.0 million at September 30, 1998. The net increase of $769,000 was due primarily to a $2.0 million increase in cash and interest-bearing deposits, offset in part by a decrease of $1.3 million in investment securities.

The Company's investment portfolio decreased approximately $1.3 million. Securities classified as available- for-sale and recorded at market value per SFAS No. 115 increased $1.1 million due solely to the increase in market value of such securities. Securities held-to-maturity decreased $2.4 million primarily due to the call of three $500,000 FHLB bonds and two $500,000 FNMA bonds.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of retained earnings. At December 31, 1998, the Company included net unrealized gains of approximately $3,228,600 in retained earnings. At September 30, 1998, the Company included net unrealized gains of approximately $2,475,000 in retained earnings. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Deposits increased $1.4 million, or 1.7% from $79.0 million at September 30, 1998 to $80.4 million at December 31, 1998. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders' equity decreased by $790,000 to $28.2 million for the quarter ended December 31, 1998. The net decrease of $790,000 is due to decreases of $1.4 million from the purchase of the Company's stock and the declaration of dividends totaling $532,000, offset in part by an increase from net income of $372,000, an increase of $754,000 in net unrealized appreciation on investments held-for-sale, plus an increase of $41,000 related to the release of ESOP shares from collateral during the quarter ended December 31, 1998.

Results of Operations for the Three Months Ended December 31, 1998 and 1997

Net Income

Net income increased by $12,000, or 3.3%, for the three month period ended December 31, 1998 as compared to the same period in 1997. The net increase of $12,000 was due to a $10,000 increase in net interest income, a $2,000 increase in non interest income, and a $25,000 decrease in the provision for loan losses offset by a $19,000 increase in non interest expenses, and a $6,000 increase in income tax expense for 1998 compared to 1997.

Net Interest

Net interest income for the three months ended December 31, 1998 was $978,000 compared to $968,000 for the same period in 1997. The increase in net interest income in 1998 of $10,000 was due to a decrease in interest expense of $16,000 offset by a decrease in interest income of $6,000.

Interest Income

Interest income was $1.9 million, or 7.24% of average interest-earning assets, for the quarter ended December 31, 1998 as compared to $1.9 million, or 7.31% of average interest-earning assets, for the quarter ended December 31, 1997. Interest income decreased $6,000 or .3% from 1998 to 1997. The change was due to an increase of $660,000 in the average balance of interest-earning assets during the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997, offset by a 7 basis point decrease in the average rate earned on interest-earning assets.

Interest Expense

Interest expense was $969,000, or 4.88% of average interest-bearing deposits, for the quarter ended December 31, 1998 as compared to $985,000, or 5.04% of average interest-bearing deposits, for the corresponding period in 1997. Interest expense decreased by $16,000 due primarily to a .16 basis point decrease in the average rate paid on average interest bearing liabilities during the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997.

Provision for Loan Losses

The provision for loan losses during the quarter ended December 31, 1998 amounted to $10,000, as compared to $35,000 for the corresponding period in 1997. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At December 31, 1998, the allowance for loan losses represented .40% of total loans compared to .41% at December 31, 1997. The allowance for loan losses was at a level consistent with management's analysis of the loan portfolio.

Non Interest Income

Non-interest income amounted to $26,000 and $24,000 for the quarters ended December 31, 1998 and 1997, respectively. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $22,000 and $19,000 for 1998 and 1997, respectively. The increase in non interest income of $2,000 was primarily due to an increase in service fees on deposit accounts.

Non Interest Expense

Non-interest expense increased approximately $19,000, or 4.7% to $430,000 for the quarter ended December 31, 1998 compared to $411,000 for the comparable period in 1997. Non-interest expense was 1.6% and 1.5% of average assets for the quarters ended December 31, 1998 and 1997, respectively. The increase of $19,000 was due primarily to an increase in other operating expenses of $20,000 offset by a net decrease of $1,000 in all other non interest expense classifications. The increase of $20,000 in other operating expenses was due to an increase in advertising, supplies, transfer agent fees, and franchise taxes related to the holding company.

Income Taxes

The provision for income tax expense amounted to approximately $192,000 and $186,000 for the quarters ended December 31, 1998 and 1997, respectively, which as a percentage of income before income tax expenses amounted to 34.0% for 1998 and 1997.

Year 2000 Readiness

The financial industry is one of the largest industries impacted by the year 2000 issue. However, this is not a new problem. This issue was first faced years ago when financial institutions began issuing mortgage loans for 25-30 years, which caused the maturity date to fall in year 2000 or beyond. So, this is not a new issue for financial institutions.

The following discussion of the implications of the Year 2000 problem for the Bank contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the date on which the Bank plans to complete the internal Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications, and other factors. However, there can be no guarantee that these statements will be achieved, and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Bank.

The Bank places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Bank is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Bank.

First Federal Savings Bank of Harrodsburg has fully completed the Awareness Phase and has completed approximately 95% of the Assessment Phase of its Year 2000 Compliance Plan. All mission critical systems have been identified and the status determined. In addition, the Bank is actively pursuing responses from those few vendors who have not replied on those systems determined mission necessary or mission desirable.

The Bank is currently working on the Renovation Phase of its Plan. As the Bank uses an outside service provider, INTRIEVE, Inc., the renovation of its mission critical system largely depends upon their progress. They are actively pursuing every avenue required to insure their Y2K compliance and are currently being monitored by the Bank's regulatory agency, the Office of Thrift Supervision. INTRIEVE, Inc. is keeping their customers informed as to their state of readiness. The Bank has identified that its teller processing hardware and software, used to process deposits, withdrawals, payments, and other customer transactions, are not currently Y2K compatible, and the Bank has signed a contract for the purchase of Y2K compatible hardware and software. The hardware and software is currently scheduled for installation during the first or second quarter of 1999. The Bank anticipates all testing should be completed by June 30, 1999.

Total expenses related to year 2000 compliance are estimated at approximately $115,500. Expenses consist of the cost of replacement hardware and software, consulting fees and labor. Expenses to date are approximately $7,000. The bulk of expenses are estimated at $106,500 for 1999, of which the main expense is replacement hardware and software, and the remaining estimated expenses are $2,000 in the year 2000 for consulting fees and labor.

The major component of risk to the Bank lies with its service provider, INTRIEVE, Inc. Should INTRIEVE, Inc. not become fully Y2K compliant, it would be necessary for the Bank to revert to manual processing of customer accounts. Though this would be a labor-intensive process, it would be possible to operate in such a manner for a reasonable period of time. The Bank does not anticipate any risk associated with environmental systems, such as heating/air conditioning, phone systems, or utilities, as it has been assured that all systems are Y2K compliant. However, as First Federal Savings Bank does not control all software it uses or interfaces to, it is possible that errors may be undetected should other parties fail to ensure their systems are year 2000 compliant.

First Federal has adopted a Contingency Plan to be used in the event on-line processing with INTRIEVE, Inc., the Bank's service provider, is not operational due to the rollover of the date from December 31, 1999 to January 1, 2000. The plan, if needed, will be implemented by the Year 2000 Steering Team as designated in the Bank's Year 2000 Compliance Plan approved by the Board of Directors.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers, and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Bank.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                            December 31,             September 30,
                                                                                1998                     1998
                                                                           ---------------         ---------------
                                                                                   (amounts in thousands)
Loans accounted for on a non-accrual basis:/1
 Real Estate:
      Residential...............................................           $             -         $             -
                                                                           ---------------          --------------
Total       ....................................................                         -                       -
                                                                           ---------------         ---------------
Accruing loans which are contractually past due 90 days or more:
  Real Estate:
      Residential...............................................                       458                     358
      Other ....................................................                        27                      27
      Consumer..................................................                        33                     104
                                                                           ---------------         ---------------
Total       ....................................................                       518                     489
                                                                           ---------------         ---------------
Total of non-accrual and 90 day past due loans..................           $           518         $           489
                                                                           ===============         ===============
Percentage of net loans.........................................                       .61%                    .57%
                                                                           ===============         ===============
Other non-performing assets/2...................................           $             -         $             -
                                                                           ===============         ===============

At December 31, 1998, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the three months ended December 31, 1998 on the loans in the table above, has been included in income.

At December 31, 1998, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused

--------
1 Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.
2 Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The following summarized the Bank's capital requirements and position at December 31, 1998 and September 30, 1998.

                                                      December 31                       September 30
                                                          1998                               1998
                                            --------------------------------    ------------------------------
                                                                  (Dollars in Thousands)
                                                Amount            Percent          Amount            Percent
                                                ------            -------          ------            -------

Core capital   ........................     $       21,345             20.2%    $      24,912            23.5%
Core capital requirement...............              4,232              3.0%            4,247             4.0%
                                            --------------    -------------     -------------    -------------

Excess         ........................     $       17,113             17.2%    $      20,665            19.5%
                                            ==============    =============     =============    =============

Core capital ..........................     $       21,345             36.8%    $      24,912            43.2%
General valuation allowance............                345               .6%              335              .6%
                                            --------------    -------------     -------------    -------------

Total capital (core and supplemental)               21,690             37.4%           25,247            43.8%
Risk-based capital requirement.........              4,644              8.0%            4,612             8.0%
                                            --------------    -------------     -------------    -------------

Excess         ........................     $       17,046             29.4%    $      20,635            35.8%
                                            ==============    =============     =============    =============


Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At December 31, 1998, the Bank could pay common stock dividends of approximately $13.0 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At December 31, 1998, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the quarters ended December 31, 1998 and 1997.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At December 31, 1998 and September 30, 1998, cash and cash equivalents totaled $10.0 million and $8.1 million, respectively.

At December 31, 1998, the Bank had $41.8 million in certificates of deposits due within one year and $17.6 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At December 31, 1998, the Bank had $940,000 in outstanding commitments to originate mortgages, excluding $1.3 million in approved but unused home equity lines of credit and $1.1 million in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 4.0%. During the first quarter of fiscal year 1999, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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

Item 3.            Defaults Upon Senior Securities                                    None

Item 4.            Submission of Matters to a Vote of Security Holders                None

Item 5.            Other Information                                                  None

Item 6.            Exhibits and Reports on Form 8-K                                   None

                   Form 8-K, Item 5 filed on December 30, 1998 relating to the
                   Company's announcement of its adoption of a stock repurchase program.

                   The following exhibits are filed herewith:

                   Exhibit 27..................................................................Financial Data Schedule
                   Exhibit 99.1.......................................................Form 8-K dated December 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Harrodsburg First Financial Bancorp, Inc.


Date:     February 10, 1999
                                       -----------------------------------------
                                       Jack Hood, President




Date:     February 10, 1999
                                       -----------------------------------------
                                       Teresa W. Noel, Treasurer