Form 10-Q
period 1999-03-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1999-05-06
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            --------------------------------------------------------


(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999.

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26570


                    Harrodsburg First Financial Bancorp, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               61-1284899
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                  40330-1620
----------------------------------------------                --------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (606) 734-5452
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.   Yes |X|     No | |

-----------------
As of May 4, 1999, 1,735,975 shares of the registrant's common stock were issued and outstanding.

Page 1 of 18 Pages                                     Exhibit Index at Page N/A
                                                                             ---

                                    CONTENTS

                           ---------------------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
                  September 30, 1998...........................................3

         Consolidated Statements of Income for the Three-Month Periods Ended
                  March 31, 1999 and 1998 (unaudited) and the Six-Month
                  Periods Ended March 31, 1999 and 1998 (unaudited)............4

         Consolidated Statements of Changes in Stockholders' Equity for the
                  Six Month Period Ended March 31, 1999 (unaudited)............5

         Consolidated Statements of Cash Flows for the Six Month Periods Ended
                  March 31, 1999 and March 31, 1998 (unaudited)................6

         Notes to Consolidated Financial Statements............................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17
Item 2.  Changes in Securities................................................17
Item 3.  Defaults Upon Senior Securities......................................17
Item 4.  Submission of Matters to a Vote of Security Holders..................17
Item 5.  Other Information....................................................17
Item 6.  Exhibits and Reports on Form 8-K.....................................17

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           ---------------------------

                                                                                 As of                 As of
                                                                               March 31,           September 30,
                                                                                 1999                  1998
                                                                          ------------------    ------------------
                                                                              (unaudited)
ASSETS

Cash and due from banks                                                   $          628,444    $          739,772
Interest Bearing Deposits                                                         10,878,809             7,334,333
Available-for-sale securities                                                      4,418,106             3,825,492
Held-to-maturity securities                                                        7,182,664            11,140,809
Loans receivable, net                                                             86,283,609            85,271,904
Accrued interest receivable                                                          614,193               660,798
Premises and equipment, net                                                          835,046               852,123
Other assets                                                                          68,861                94,046
                                                                          ------------------    ------------------

    Total assets                                                          $      110,909,732    $      109,919,277
                                                                          ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $       82,061,548    $       78,995,644
Advance payments by borrowers for taxes and insurance                                 41,405                71,849
Deferred federal income tax                                                        1,823,261             1,398,193
Dividends payable                                                                    319,516               354,445
Other liabilities                                                                     68,247               117,533
                                                                          ------------------    ------------------
    Total liabilities                                                             84,313,977            80,937,664
                                                                          ------------------    ------------------

Stockholders' equity
    Common stock, $0.10 per value, 5,000,000 shares authorized;
        2,182,125 shares issued                                                      218,213               218,213
    Additional paid-in capital                                                    21,178,342            21,154,129
    Retained earnings, substantially restricted                                   10,892,945            11,003,179
    Accumulated other comprehensive income                                         2,866,132             2,475,007
    Treasury stock, 444,683 and 258,607 shares as of March 31,
         1999 and September 30, 1998, respectively                                (7,225,517)           (4,477,515)
    Unallocated employee stock ownership plan (ESOP) shares                       (1,334,360)           (1,391,400)
                                                                          ------------------    ------------------
         Total stockholders' equity                                               26,595,755            28,981,613
                                                                          ------------------    ------------------

         Total liabilities and stockholders' equity                       $      110,909,732    $      109,919,277
                                                                          ==================    ==================

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                           ---------------------------

                                               For the Three-Month Periods         For the Six-Month Periods
                                                     Ended March 31                    Ended March 31,
                                                 1999              1998             1999              1998
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans                        $    1,671,740    $   1,657,143     $   3,357,289    $   3,279,832
   Interest and dividends on securities            139,450          196,358           310,364          391,060
   Other interest income                           108,292          101,222           198,811          236,758
                                            --------------    -------------     -------------    -------------
      Total interest income                      1,919,482        1,954,723         3,866,464        3,907,650
                                            --------------    -------------     -------------    -------------

Interest expense:
   Interest on deposits                            939,414          959,986         1,907,977        1,944,911
                                            --------------    -------------     -------------    -------------

Net interest income                                980,068          994,737         1,958,487        1,962,739
Provision for loan losses                                            40,000            10,000           75,000
                                            --------------    -------------     -------------    -------------
Net interest income after provision
   for loan losses                                 980,068          954,737         1,948,487        1,887,739
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees, net                 24,876           20,887            47,291           40,081
   Other                                             3,381            8,994             6,747           13,602
                                            --------------    -------------     -------------    -------------
      Total non-interest income                     28,257           29,881            54,038           53,683
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits                       238,256          236,061           465,646          463,614
   Occupancy expenses, net                          34,199           34,174            67,511           71,323
   Federal and other insurance premiums             12,289           13,122            23,960           26,195
   Data processing expenses                         32,116           28,647            62,805           55,090
   State franchise tax                              23,814           23,819            47,633           47,406
   Other operating expenses                        103,641          103,662           207,029          186,763
                                            --------------    -------------     -------------    -------------
      Total non-interest expense                   444,315          439,485           874,584          850,391
                                            --------------    -------------     -------------    -------------

Income before income tax expense                   564,010          545,133         1,127,941        1,091,031
Income tax expense                                 191,764          185,344           383,500          370,950
                                            --------------    -------------     -------------    -------------

Net income                                  $      372,246    $     359,789     $     744,441    $     720,081
                                            ==============    =============     =============    =============

Earnings per common share                   $         0.23    $        0.20     $        0.44    $        0.39
                                            ==============    =============     =============    =============

Earnings per common share
   assuming dilution                        $         0.23    $        0.20     $        0.44    $        0.39
                                            ==============    =============     =============    =============

Weighted average common shares
   outstanding                                   1,632,106        1,823,697         1,683,690        1,831,650
                                            ==============    =============     =============    =============

Weighted average common shares
   outstanding after dilutive effect             1,632,106        1,825,860         1,683,690        1,833,701
                                            ==============    =============     =============    =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  for the six month period ended March 31, 1999
                                   (unaudited)

                           ---------------------------

                                                                           Accumulated
                                               Additional                     Other                        Unearned        Total
                                    Common       Paid-in      Retained    Comprehensive     Treasury         ESOP      Stockholders'
                                    Stock        Capital      Earnings       Income          Stock          Shares         Equity
                                 -----------  ------------  ------------  -------------  -------------  -------------  -------------
Balance, September 30, 1998      $   218,213  $ 21,154,129  $ 11,003,179   $ 2,475,007   $ (4,477,515)  $ (1,391,400)  $ 28,981,613
                                                                                                                       ------------

Comprehensive income:
   Net income                                                    744,441                                                    744,441
   Other comprehensive income,
     net of tax unrealized
     gains on securities                                                       391,125                                      391,125
                                                                                                                       ------------

Total comprehensive income                                                                                                1,135,566

Dividend declared                                               (854,675)                                                  (854,675)

ESOP shares earned                                  24,213                                                    57,040         81,253

Purchase of common stock,
  186,076 shares                                                                           (2,748,002)                   (2,748,002)
                                 -----------  ------------  ------------   -----------   ------------   ------------   ------------

Balance, March 31, 1999          $   218,213  $ 21,178,342  $ 10,892,945   $ 2,866,132   $ (7,225,517)  $ (1,334,360)  $ 26,595,755
                                 ===========  ============  ============   ===========   ============   ============   ============





          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           ---------------------------

                                                                            For the Six-Month Periods
                                                                                   Ended March 31,
                                                                      1999                               1998
                                                                 --------------                      -------------
Operating activities
Net income                                                       $      744,441                      $     720,081
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                            10,000                             75,000
    ESOP benefit expense                                                 81,253                             97,338
    Provision for depreciation                                           28,465                             35,209
    Gain on sale of fixed asset                                                                             (5,394)
    Amortization of loan fees                                           (38,627)                           (27,601)
    Accretion/amortization of investment
      premium/discount                                                   (2,212)                             1,565
    FHLB stock dividend                                                 (48,500)                           (46,700)
    Change in:
      Interest receivable                                                46,605                            (33,121)
      Interest payable                                                    1,539                                419
      Accrued liabilities                                               (50,825)                          (101,712)
      Prepaid expense                                                    25,185                             15,776
      Income taxes payable                                              223,579                            162,980
                                                                 --------------                      -------------

    Net cash provided by operating activities                         1,020,903                            893,840
                                                                 --------------                      -------------

Investing activities
Net (increase) decrease in loans                                       (983,078)                        (2,754,113)
Maturity of certificates of deposit                                                                        600,000
Purchase of held-to-maturity securities                                                                 (1,000,000)
Maturity of securities held-to-maturity                               4,000,000                            500,000
Principal repayments - mortgage back securities                           8,856                             12,015
Purchase of fixed assets                                                      -                            (31,684)
Sale of fixed assets                                                    (11,388)                             5,394
                                                                 --------------                      -------------

    Net cash provided (used) by investing activities                  3,014,390                         (2,668,388)
                                                                 --------------                      -------------








          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                           ---------------------------

                                                                              For the Six-Month Periods
                                                                                    Ended March 31,
                                                                      1999                               1998
                                                                 --------------                      -------------
Financing activities
Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                  1,660,721                            12,454
Net increase (decrease) in certificates of deposit                     1,405,184                          (566,475)
Net increase (decrease) in custodial accounts                            (30,444)                          (25,148)
Purchase of treasury stock                                            (2,748,002)                       (1,308,296)
Payment of dividends                                                    (889,604)                         (749,385)
                                                                 ---------------                   ---------------

    Net cash provided (used) by financing activities                    (602,145)                       (2,636,850)
                                                                 ---------------                   ---------------

    Increase (decrease) in cash and cash equivalents                   3,433,148                        (4,411,398)

Cash and cash equivalents, beginning of period                         8,074,105                        12,620,793
                                                                 ---------------                   ---------------

Cash and cash equivalents, end of period                         $    11,507,253                   $     8,209,395
                                                                 ===============                   ===============


Supplemental Disclosures
    Cash payments for:
       Interest on deposits                                      $     1,906,438                   $     1,944,492
                                                                 ===============                   ===============
       Income taxes                                              $       225,000                   $       310,000
                                                                 ===============                   ===============





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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six month periods ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1999.

2.    Dividends

      On March 16, 1999, the Board of Directors of the Company authorized the payment of a cash dividend of $.20 per share to all shareholders of record on March 31, 1999 payable on April 15, 1999. The total dividends paid by the Company for the six months ended March 31, 1999 amounted to $854,675.

3.    Treasury stock

      The Company repurchased a total of 89,900 shares at a total price of $1,325,375 during the three months ended March 31, 1999. During the six months ended March 31, 1999, a total of 186,076 shares had been repurchased at a total price of $2,748,002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's consolidated assets increased approximately $990,000, or .90% to $110.9 million at March 31, 1999 compared to $110.0 million at September 30, 1998. The net increase of $990,000 was due primarily to a $3.4 million increase in cash and interest-bearing deposits and a $1.0 million increase in net loans receivable, offset in part by a decrease of $3.4 million in investment securities.

The Company's investment portfolio decreased approximately $3.4 million. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $593,000 due solely to the increase in market value of such securities. Securities held-to-maturity decreased $4.0 million primarily due to the call of five $500,000 FHLB bonds and three $500,000 FNMA bonds.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of retained earnings. At March 31, 1999, the Company included net unrealized gains of approximately $2,866,000 in retained earnings. At September 30, 1998, the Company included net unrealized gains of approximately $2,475,000 in retained earnings. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans receivable increased by $1.0 million, or 1.2%, from $85.3 million at September 30, 1998 to $86.3 million at March 31, 1999 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased $3.1 million, or 3.9% from $79.0 million at September 30, 1998 to $82.1 million at March 31, 1999. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders' equity decreased by $2.4 million to $26.6 million for the period ended March 31, 1999. The net decrease of $2.4 million is due to decreases of $2.7 million from the purchase of the Company's stock and the declaration of dividends totaling $855,000, offset in part by an increase from net income of $744,000, an increase of $391,000 in net unrealized appreciation on investments held-for-sale, plus an increase of $81,000 related to the release of ESOP shares from collateral during the six month period ended March 31, 1999.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

Net Income

Net income increased by $12,000, or 3.5%, for the three month period ended March 31, 1999 as compared to the same period in 1998. The net increase of $12,000 was due to a decrease of $40,000 in the provision for loan losses offset by a $15,000 decrease in net interest income, a $2,000 decrease in non interest income, a $5,000 increase in non interest expenses, and a $6,000 increase in income tax expense for 1999 compared to 1998.

Net Interest

Net interest income for the three months ended March 31, 1999 was $980,000 compared to $995,000 for the same period in 1998. The decrease in net interest income in 1999 of $15,000 was due to a decrease in interest income of $35,000 offset by a decrease in interest expense of $20,000.

Interest Income

Interest income was $1.9 million, or 7.1% of average interest-earning assets, for the quarter ended March 31, 1999 as compared to $2.0 million, or 7.3% of average interest-earning assets, for the quarter ended March 31, 1998. Interest income decreased $35,000 or 1.8% from 1999 to 1998. The change was due to an increase of $2.0 million in the average balance of interest-earning assets during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, offset by a 26 basis point decrease in the average rate earned on interest-earning assets.

Interest Expense

Interest expense was $939,000, or 4.6% of average interest-bearing deposits, for the quarter ended March 31, 1999 as compared to $959,000, or 4.9% of average interest-bearing deposits, for the corresponding period in 1998. Interest expense decreased by $20,000 due primarily to a 29 basis point decrease in the average rate paid on average interest bearing liabilities offset by an increase of $3.1 million in the average balance of interest bearing liabilities during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

Provision for Loan Losses

There was no provision for loan losses during the quarter ended March 31, 1999, as compared to a $40,000 provision for the corresponding period in 1998. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At March 31, 1999, the allowance for loan losses represented .40% of total loans compared to .45% at March 31, 1998. The allowance for loan losses was at a level consistent with management's analysis of the loan portfolio.

Non Interest Income

Non-interest income amounted to $28,000 and $30,000 for the quarters ended March 31, 1999 and 1998, respectively. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $25,000 and $21,000 for 1999 and 1998, respectively.

Non Interest Expense

Non-interest expense increased approximately $5,000, or 1.1% to $444,000 for the quarter ended March 31, 1999 compared to $439,000 for the comparable period in 1998. Non-interest expense was 1.6% of average assets for both periods. The increase of $5,000 was due primarily to increases of $2,000 in compensation and benefits and $3,000 in data processing expenses.

Income Taxes

The provision for income tax expense amounted to approximately $191,000 and $185,000 for the quarters ended March 31, 1999 and 1998, respectively, which as a percentage of income before income tax expenses amounted to 34.0% for 1999 and 1998.

Results of Operations for the Six Months Ended March 31, 1999 and 1998

Net Income

Net income increased by $24,000 or 3.4% for the six month period ended March 31, 1999 as compared to the same period in 1998. The net increase of $24,000 was due to a decrease of $4,000 in net interest income, a $24,000 increase in non-interest expense, a decrease of $65,000 in the provision for loan losses, and a $13,000 increase in income tax expense for the six month period ended March 31, 1999 compared to the same period in 1998.

Interest Income

Interest income was $3.9 million, or 7.1% of average interest-earning assets for the six month period ended March 31, 1999 compared to $3.9 million, or 7.3% of average-earning assets for the six month period ended March 31, 1998. Interest income decreased by $41,000 or 1.1% from 1998 to 1999. The decrease in interest income was due to a decrease of 17 basis points in the average rate earned offset by a $1.3 million increase in the average balance of interest-earning assets during the six month period ended March 31, 1999 compared to the six month period ended March 31, 1998.

Interest Expense

Interest expense was 1.9 million, or 4.8% of average interest-bearing deposits, for the six month period ended March 31, 1999 as compared to $1.9 million, or 5.0% of average interest-bearing deposits, for the corresponding period in 1998. Interest expense decreased by $37,000 or 1.9% from 1998 to 1999. The decrease in interest expense was due primarily to a 28 basis point decrease in the average rate paid on the deposits offset by a $3.0 million increase in the average balance of interest bearing liabilities for the period ended March 31, 1999 compared to the corresponding period in 1998.

Provision for Loan Losses

The provision for loan losses during the six month period ended March 31, 1999 amounted to $10,000 as compared to $75,000 for the corresponding period in 1998. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $54,000 for both the six month periods ended March 31, 1999 and 1998. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $47,000 and $40,000 for the six month period ended March 31, 1999 and 1998, respectively.

Non-Interest Expense

Non-interest expense increased $24,000 or 2.8% to $874,000 for the six month period ended March 31, 1999 compared to $850,000 for the comparable period in 1998. Non-interest expense was 1.6% of average assets for both periods. The increase of $24,000 was due primarily to an increase of $20,000 in other operating expenses plus a net increase of $4,000 in all other non interest expense classifications. The increase of $20,000 in other operating expenses was due to increases in transfer agent fees, accounting fees, supplies, and franchise taxes related to the holding company.

Income Taxes

The provision for income tax expense amounted to approximately $384,000 and $371,000 for the six month periods ended March 31, 1999 and 1998, respectively, which as a percentage of income before income tax expense amounted to a 34.0% for both periods.

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

First Federal Savings Bank of Harrodsburg has fully completed the Awareness Phase and the Assessment Phase of its Year 2000 Compliance Plan. All mission critical systems have been identified and the status determined.

The Bank is currently working on the Renovation Phase of its Plan. As the Bank uses an outside service provider, INTRIEVE, Inc., the renovation of its mission critical system largely depends upon their progress. They are actively pursuing every avenue required to insure their Y2K compliance and are currently being monitored by the Bank's regulatory agency, the Office of Thrift Supervision. INTRIEVE, Inc. is keeping their customers informed as to their state of readiness. The Bank has identified that its teller processing hardware and software, used to process deposits, withdrawals, payments, and other customer transactions, are not currently Y2K compatible, and the Bank has purchased Y2K compatible hardware and software. The hardware and software is currently scheduled for installation during May 1999. The Bank anticipates all testing should be completed by June 30, 1999.

Total expenses related to year 2000 compliance are estimated at approximately $175,500. Expenses consist of the cost of replacement hardware and software, consulting fees and labor. Expenses to date are approximately $16,500. The balance of expenses are estimated at $157,000 in 1999, of which the main expense is replacement hardware and software, and the remaining estimated expenses are $2,000 in the year 2000 for consulting fees and labor.

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

                                                                              March 31,              September 30,
                                                                                1999                     1998
                                                                           ---------------         ---------------
                                                                                   (amounts in thousands)
Loans accounted for on a non-accrual basis:/1
  Real Estate:
      Residential...............................................           $             -         $             -
                                                                           ---------------         ---------------
Total       ....................................................                         -                       -
                                                                           ---------------         ---------------
Accruing loans which are contractually past due 90 days or more:
  Real Estate:
      Residential...............................................                       348                     358
      Other ....................................................                        25                      27
      Consumer..................................................                        51                     104
                                                                           ---------------         ---------------
Total       ....................................................                       424                     489
                                                                           ---------------         ---------------
Total of non-accrual and 90 day past due loans..................           $           424         $           489
                                                                           ===============         ===============
Percentage of net loans.........................................                       .61%                    .57%
                                                                           ===============         ===============
Other non-performing assets/2...................................           $             -         $             -
                                                                           ===============         ===============

At March 31, 1999, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the six months ended March 31, 1999 on the loans in the table above, has been included in income.

At March 31, 1999, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

------------
1 Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.
2 Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

The following summarized the Bank's capital requirements and position at March 31, 1999 and September 30, 1998.

                                                        March 31                       September 30
                                                          1999                              1998
                                            ------------------------------      ------------------------------
                                                                 (Dollars in Thousands)
                                                Amount            Percent          Amount            Percent
                                                ------            -------          ------            -------
Core capital   ........................     $       21,757             20.4%    $      24,912            23.5%
Core capital requirement...............              4,263              4.0%            4,247             4.0%
                                            --------------    -------------     -------------    ------------

Excess         ........................     $       17,494             16.4%    $      20,665            19.5%
                                            ==============    =============     =============    ============

Core capital   ........................     $       21,757             36.8%    $      24,912            43.2%
General valuation allowance............                345               .6%              335              .6%
                                            --------------    -------------     -------------    ------------

Total capital (core and supplemental)..             22,102             37.4%           25,247            43.8%
Risk-based capital requirement.........              4,734              8.0%            4,612             8.0%
                                            --------------    -------------     -------------    ------------

Excess         ........................     $       17,368             29.4%    $      20,635            35.8%
                                            ==============    =============     =============    ============

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At March 31, 1999, the Bank could pay common stock dividends of approximately $13.4 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At March 31, 1999, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the periods ended March 31, 1999 and 1998.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At March 31, 1999 and September 30, 1998, cash and cash equivalents totaled $11.5 million and $8.1 million, respectively.

At March 31, 1999, the Bank had $45.9 million in certificates of deposits due within one year and $14.5 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At March 31, 1999, the Bank had $1.2 million in outstanding commitments to originate mortgages, excluding $1.4 million in approved but unused home equity lines of credit and $800,000 in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 4.0%. During the second quarter of fiscal year 1999, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...............................................None

Item 2.     Changes in Securities...........................................None

Item 3.     Defaults Upon Senior Securities.................................None

Item 4.     Submission of Matters to a Vote of Security Holders.............None

            The Company's Annual Meeting of Stockholders was held on January 25, 1999. 1,545,070 shares of Harrodsburg First Financial Bancorp, Inc. common stock were represented at the Annual Meeting in person or by proxy.

            Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:


                                               Votes in                Votes
                    Nominee               Favor of Election          Withheld
            -----------------------       -----------------       --------------
            Elwood Burgin                     1,529,445                 15,625
            Wickliffe T. Asbury, Sr.          1,534,645                 10,425
            W. Dudley Shryock                 1,534,645                 10,425

            Shareholders voted in favor of the appointment of Miller, Mayer, Sullivan, & Stevens, LLP as auditors for the Company for the fiscal year ending September 30, 1999. Votes were cast as follows:
            1,542,370 votes in favor and 2,700 votes abstaining.

Item 5.     Other Information...............................................None

Item 6.     Exhibits and Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1999.

            Exhibit 27...................................Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Harrodsburg First Financial Bancorp, Inc.


Date:     May 4, 1999             /s/ Jack Hood
                                  ----------------------------------------------
                                  Jack Hood, President




Date:     May 4, 1999             /s/ Teresa W. Noel
                                  ----------------------------------------------
                                  Teresa W. Noel, Treasurer