Form 10-Q
period 1999-06-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1999-08-13
CIK 946738

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999.

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number:             0-26570


                    Harrodsburg First Financial Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           61-1284899
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                    40330-1620
----------------------------------------------                    ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (606) 734-5452
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes  X        No
                                            ----        ----

As of August 10, 1999, 1,709,275 shares of the registrant's common stock were issued and outstanding.

===============================================================================

                                    CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1999 (unaudited)
                    and September 30, 1998....................................3

           Consolidated Statements of Income for the Three-Month Periods
                    Ended June 30, 1999 and 1998 (unaudited) and the
                    Nine-Month Periods Ended June 30, 1999 and 1998
                   (unaudited)................................................4

           Consolidated Statements of Changes in Stockholders' Equity for the
                    Nine Month Period Ended June 30, 1999 (unaudited).........5

           Consolidated Statements of Cash Flows for the Nine Month Periods
                    Ended June 30, 1999 and 1998 (unaudited)..................6

           Notes to Consolidated Financial Statements.........................8

Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.................................................16
Item 2.    Changes in Securities.............................................16
Item 3.    Defaults Upon Senior Securities...................................16
Item 4.    Submission of Matters to a Vote of Security Holders...............16
Item 5.    Other Information.................................................16
Item 6.    Exhibits and Reports on Form 8-K..................................16

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  As of                  As of
                                                                                 June 30,            September 30,
                                                                                  1999                   1998
                                                                               -----------           -------------
ASSETS                                                                         (unaudited)

Cash and due from banks                                                   $          658,174    $          739,772
Interest Bearing Deposits                                                         10,432,034             7,334,333
Available-for-sale securities                                                      4,471,104             3,825,492
Held-to-maturity securities                                                        6,706,351            11,140,809
Loans receivable, net                                                             87,628,968            85,271,904
Accrued interest receivable                                                          607,066               660,798
Premises and equipment, net                                                          983,493               852,123
Other assets                                                                          98,229                94,046
                                                                          ------------------    ------------------

    Total assets                                                          $      111,585,419    $      109,919,277
                                                                          ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $       82,843,720    $       78,995,644
Advance payments by borrowers for taxes and insurance                                 61,059                71,849
Deferred federal income tax                                                        1,553,134             1,398,193
Dividends payable                                                                                          354,445
Other liabilities                                                                    244,060               117,533
                                                                          ------------------    ------------------
    Total liabilities                                                             84,701,973            80,937,664
                                                                          ------------------    ------------------

Stockholders' equity
    Common stock, $0.10 per value, 5,000,000 shares authorized;
        2,182,125 shares issued                                                      218,213               218,213
    Additional paid-in capital                                                    21,185,871            21,154,129
    Retained earnings, substantially restricted                                   11,284,635            11,003,179
    Accumulated other comprehensive income                                         2,901,111             2,475,007
    Treasury stock, 458,550 and 258,607 shares as of June 30,
         1999 and September 30, 1998, respectively                                (7,400,544)           (4,477,515)
    Unallocated employee stock ownership plan (ESOP) shares                       (1,305,840)           (1,391,400)
                                                                          ------------------    ------------------
         Total stockholders' equity                                               26,883,446            28,981,613
                                                                          ------------------    ------------------

         Total liabilities and stockholders' equity                       $      111,585,419    $      109,919,277
                                                                          ==================    ==================

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               For the Three-Month Periods           For the Nine-Month Periods
                                                        Ended June 30                      Ended June 30,
                                               ---------------------------           --------------------------
                                                  1999            1998                 1999           1998
                                                  ----            ----                 ----           ----

Interest income:
   Interest on loans                        $    1,704,284    $   1,646,267     $   5,061,573    $   4,926,099
   Interest and dividends on securities            116,680          193,814           427,044          584,874
   Other interest income                           125,535          106,121           324,346          342,879
                                            --------------    -------------     -------------    -------------
      Total interest income                      1,946,499        1,946,202         5,812,963        5,853,852
                                            --------------    -------------     -------------    -------------

Interest expense:
   Interest on deposits                            954,515          969,736         2,862,492        2,914,647
                                            --------------    -------------     -------------    -------------

Net interest income                                991,984          976,466         2,950,471        2,939,205
Provision for loan losses                                            15,000            10,000           90,000
                                            --------------    -------------     -------------    -------------
Net interest income after provision
   for loan losses                                 991,984          961,466         2,940,471        2,849,205
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees, net                 25,952           25,498            73,243           65,579
   Other                                             4,099            4,292            10,846           17,894
                                            --------------    -------------     -------------    -------------
      Total non-interest income                     30,051           29,790            84,089           83,473
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits                       232,961          241,201           698,607          704,815
   Occupancy expenses, net                          40,636           33,286           108,147          104,609
   Federal and other insurance premiums             12,249           12,585            36,209           38,780
   Data processing expenses                         31,989           30,815            94,794           85,905
   State franchise tax                              24,623           23,819            72,256           71,225
   Other operating expenses                         85,652           77,858           292,681          264,621
                                            --------------    -------------     -------------    -------------
      Total non-interest expense                   428,110          419,564         1,302,694        1,269,955
                                            --------------    -------------     -------------    -------------

Income before income tax expense                   593,925          571,692         1,721,866        1,662,723
Income tax expense                                 201,935          194,377           585,435          565,327
                                            --------------    -------------     -------------    -------------

Net income                                  $      391,990    $     377,315     $   1,136,431    $   1,097,396
                                            ==============    =============     =============    =============

Earnings per common share                   $         0.24    $        0.21     $        0.69    $        0.60
                                            ==============    =============     =============    =============

Earnings per common share
   assuming dilution                        $         0.24    $        0.21     $        0.69    $        0.61
                                            ==============    =============     =============    =============

Weighted average common shares
   outstanding                                   1,600,084        1,798,903         1,641,887        1,820,734
                                            ==============    =============     =============     ============

Weighted average common shares
   outstanding after dilutive effect             1,600,084        1,801,515         1,641,887        1,822,972
                                            ==============    =============     =============    =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  for the nine month period ended June 30, 1999
                                   (unaudited)
                              --------------------

                                                                                                                 Accumulated
                                                                            Additional                              Other
                                                           Common            Paid-in           Retained          Comprehensive
                                                           Stock             Capital           Earnings             Income
                                                       -----------       --------------      -----------         -------------
Balance, September 30, 1998                            $    218,213      $  21,154,129       $ 11,003,179        $  2,475,007

Comprehensive income:
   Net income                                                                                   1,136,431
   Other comprehensive income, net of tax
     unrealized gains on securities                                                                                   426,104


Total comprehensive income

Dividend declared                                                                                (854,975)

ESOP shares earned                                                              31,742

Purchase of common stock, 199,943 shares
                                                       --------------    -------------        ------------      -------------

Balance, June 30, 1999                                 $     218,213     $  21,185,871        $ 11,284,635      $   2,901,111
                                                       ==============    =============        ============      =============




                                                                 Unearned            Total
                                              Treasury             ESOP          Stockholders'
                                                Stock             Shares            Equity
                                             ----------           --------         -------------
Balance, September 30, 1998                 $   (4,477,515)   $ (1,391,400)     $  28,981,613
                                                                                -------------

Comprehensive income:
   Net income                                                                       1,136,431
   Other comprehensive income, net of tax
     unrealized gains on securities                                                   426,104
                                                                                -------------

Total comprehensive income                                                          1,562,535

Dividend declared                                                                    (854,975)

ESOP shares earned                                                   85,560           117,302

Purchase of common stock, 199,943 shares        (2,923,029)                        (2,923,029)
                                            --------------    -------------     -------------
Balance, June 30, 1999                      $   (7,400,544)   $  (1,305,840)    $  26,883,446
                                            ==============    =============     =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              --------------------

                                                                            For the Nine-Month Periods
                                                                                   Ended June 30,
                                                                  ------------------------------------------------
                                                                       1999                               1998
                                                                 --------------                      -------------
Operating activities
Net income                                                       $    1,136,431                      $   1,097,396
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                            10,000                             90,000
    ESOP benefit expense                                                117,302                            150,323
    Provision for depreciation                                           41,911                             53,197
    Loss (gain) on sale of fixed asset                                    3,397                             (5,394)
    Amortization of loan fees                                           (56,095)                           (45,221)
    Accretion/amortization of investment
      premium/discount                                                   (3,022)                             1,515
    FHLB stock dividend                                                 (73,400)                           (70,700)
    Change in:
      Interest receivable                                                53,732                            (41,565)
      Interest payable                                                      820                               (270)
      Accrued liabilities                                               (65,707)                          (113,632)
      Prepaid expense                                                    (4,183)                            (7,748)
      Income taxes payable                                              126,847                            162,984
                                                                 --------------                      -------------

    Net cash provided by operating activities                         1,288,033                          1,270,885
                                                                 --------------                      -------------

Investing activities
Net (increase) decrease in loans                                     (2,310,969)                        (2,016,380)
Maturity of certificates of deposit                                                                        600,000
Purchase of held-to-maturity securities                                                                 (1,500,000)
Maturity of securities held-to-maturity                               4,500,000                          1,500,000
Principal repayments - mortgage back securities                          10,881                             13,267
Purchase of fixed assets                                               (176,678)                          (266,996)
Sale of fixed assets                                                                                         5,394
                                                                 --------------                      -------------

    Net cash provided (used) by investing activities                  2,023,234                         (1,664,715)
                                                                 --------------                      -------------

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)
                              --------------------

                                                                            For the Nine-Month Periods
                                                                                   Ended June 30,
                                                                    ----------------------------------------------
                                                                         1999                             1998
                                                                    ------------                     -------------
Financing activities
Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                  1,453,229                           (62,819)
Net increase (decrease) in certificates of deposit                     2,394,846                           (46,865)
Net increase (decrease) in custodial accounts                            (10,790)                          (14,925)
Purchase of treasury stock                                            (2,923,029)                       (1,579,271)
Payment of dividends                                                  (1,209,420)                       (1,108,555)
                                                                    ------------                       -----------

    Net cash provided (used) by financing activities                    (295,164)                       (2,812,435)
                                                                    ------------                       -----------

    Increase (decrease) in cash and cash equivalents                   3,016,103                        (3,206,265)

Cash and cash equivalents, beginning of period                         8,074,105                        12,620,793
                                                                    ------------                       -----------

Cash and cash equivalents, end of period                            $ 11,090,208                       $ 9,414,528
                                                                    ============                       ===========


Supplemental Disclosures
    Cash payments for:
       Interest on deposits                                         $ 2,861,673                        $ 2,914,917
                                                                    ===========                        ===========
       Income taxes                                                 $   515,000                        $   490,000
                                                                    ===========                        ===========


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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1999.

2.    Dividends

      On March 16, 1999, the Board of Directors of the Company authorized the payment of a cash dividend of $.20 per share to all shareholders of record on March 31, 1999 payable on April 15, 1999. The total dividends declared by the Company for the nine months ended June 30, 1999 amounted to $854,975.

3.    Treasury Stock

      The Company repurchased a total of 13,867 shares at a total price of $175,027 during the three months ended June 30, 1999. During the nine months ended June 30, 1999, a total of 199,943 shares had been repurchased at a total price of $2,923,029.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's consolidated assets increased approximately $1.6 million, or 1.51% to $111.6 million at June 30, 1999 compared to $110.0 million at September 30, 1998. The net increase of $1.6 million was due primarily to a $3.0 million increase in cash and interest-bearing deposits and a $2.4 million increase in net loans receivable, offset in part by a decrease of $3.8 million in investment securities.

The Company's investment portfolio decreased approximately $3.8 million. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $645,000 due solely to the increase in market value of such securities. Securities held-to-maturity decreased $4.4 million primarily due to the call of five $500,000 FHLB bonds and four $500,000 FNMA/FHLMC bonds.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of retained earnings. At June 30, 1999, the Company included net unrealized gains of approximately $2,901,000 in retained earnings. At September 30, 1998, the Company included net unrealized gains of approximately $2,475,000 in retained earnings. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans receivable increased by $2.4 million, or 2.8%, from $85.3 million at September 30, 1998 to $87.7 million at June 30, 1999 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased $3.8 million, or 4.9% from $79.0 million at September 30, 1998 to $82.8 million at June 30, 1999. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders' equity decreased by $2.1 million to $26.9 million for the nine months ended June 30, 1999. The net decrease of $2.1 million is due to decreases of $2.9 million from the purchase of the Company's stock and the declaration of dividends totaling $855,000, offset in part by an increase from net income of $1.1 million, an increase of $426,000 in net unrealized appreciation on investments held-for-sale, plus an increase of $117,000 related to the release of ESOP shares from collateral during the nine-month period ended June 30, 1999.

Results of Operations for the Three Months Ended June 30, 1999 and 1998

Net Income

Net income increased by $15,000, or 3.9%, for the three month period ended June 30, 1999 as compared to the same period in 1998. The net increase of $15,000 was due to an increase in net interest income of $16,000 and a decrease of $15,000 in the provision for loan losses offset by a $8,000 increase in non interest expenses and an $8,000 increase in income tax expense for 1999 compared to 1998.

Interest Income

Interest income was $1.9 million, or 7.1% of average interest-earning assets, for the quarter ended June 30, 1999 as compared to $1.9 million, or 7.3% of average interest-earning assets, for the quarter ended June 30, 1998.

Interest income was comparable for the quarters as the effect of the increase of $2.1 million in the average balance of interest-earning assets was offset by a decrease of 14 basis points in the average rate earned.

Interest Expense

Interest expense was $954,000, or 4.6% of average interest-bearing deposits, for the quarter ended June 30, 1999 as compared to $970,000, or 4.9% of average interest-bearing deposits, for the corresponding period in 1998. Interest expense decreased by $16,000 due primarily to a 26 basis point decrease in the average rate paid on average interest bearing liabilities offset by an increase of $2.9 million in the average balance of interest bearing liabilities during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998.

Provision for Loan Losses

There was no provision for loan losses during the quarter ended June 30, 1999, as compared to a $15,000 provision for the corresponding period in 1998. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At June 30, 1999, the allowance for loan losses represented .39% of total loans compared to .38% at June 30, 1998. The allowance for loan losses was at a level consistent with management's analysis of the loan portfolio.

Non Interest Income

Non-interest income amounted to $30,000 for both quarters ended June 30, 1999 and 1998. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $26,000 and $25,000 for 1999 and 1998, respectively.

Non Interest Expense

Non-interest expense increased approximately $8,000, or 2.0% to $428,000 for the quarter ended June 30, 1999 compared to $420,000 for the comparable period in 1998. Non-interest expense was 1.6% of average assets for both periods. The increase of $8,000 was due primarily to increases of $8,000 in occupancy expense and $8,000 in other operating expense offset by a decrease of $8,000 in compensation and benefits.

Income Taxes

The provision for income tax expense amounted to approximately $202,000 and $194,000 for the quarters ended June 30, 1999 and 1998, respectively, which as a percentage of income before income tax expenses amounted to 34.0% for 1999 and 1998.

Results of Operations for the Nine Months Ended June 30, 1999 and 1998

Net Income

Net income increased by $39,000 or 3.6% for the nine month period ended June 30, 1999 as compared to the same period in 1998. The net increase of $39,000 was due to an increase of $11,000 in net interest income and a decrease of $80,000 in the provision for loan losses, offset by a $32,000 increase in non interest expense and a $20,000 increase in income tax expense for the nine month period ended June 30, 1999 compared to the same period in 1998.

Interest Income

Interest income was $5.8 million, or 7.1% of average interest-earning assets for the nine month period ended June 30, 1999 compared to $5.8 million, or 7.3% of average-earning assets for the nine month period ended June 30, 1998. Interest income decreased by $41,000 or .70% from 1998 to 1999. The decrease in interest income was due to a decrease of 16 basis points in the average rate earned offset by a $1.7 million increase in the average balance of interest-earning assets during the nine month period ended June 30, 1999 compared to the nine month period ended June 30, 1998.

Interest Expense

Interest expense was 2.9 million, or 4.7% of average interest-bearing deposits, for the nine month period ended June 30, 1999 as compared to $2.9 million, or 5.0% of average interest-bearing deposits, for the corresponding period in 1998. Interest expense decreased by $52,000 or 1.8% from 1998 to 1999. The decrease in interest expense was due primarily to a 26 basis point decrease in the average rate paid on the deposits offset by a $2.9 million increase in the average balance of interest bearing liabilities for the period ended June 30, 1999 compared to the corresponding period in 1998.

Provision for Loan Losses

The provision for loan losses during the nine month period ended June 30, 1999 amounted to $10,000 as compared to $90,000 for the corresponding period in 1998. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $84,000 for both the nine month periods ended June 30, 1999 and 1998. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $73,000 and $66,000 for the nine month period ended June 30, 1999 and 1998, respectively.

Non-Interest Expense

Non-interest expense increased $32,000 or 2.6% for the nine month period ended June 30, 1999 compared to the same period in 1998. Non-interest expense was 1.6% of average assets for both periods. The increase of $32,000 was due primarily to an increase of $29,000 in other operating expenses plus a net increase of $3,000 in all other non interest expense classifications. The increase of $29,000 in other operating expenses was due to increases in transfer agent fees, accounting fees, supplies, and franchise taxes related to the holding company and ATM expenses.

Income Taxes

The provision for income tax expense amounted to approximately $585,000 and $565,000 for the nine month periods ended June 30, 1999 and 1998, respectively, which as a percentage of income before income tax expense amounted to a 34.0% for both periods.

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

Harrodsburg First Financial Bancorp, Inc. has fully completed the Awareness Phase, Assessment Phase, and Renovation Phase of its Year 2000 Compliance Plan. All mission critical systems have been identified, and all systems requiring replacement have been replaced. The Bank's entire computer system has been replaced with Y2K compliant hardware and software and is already in use; thus, completing the Implementation Phase, with the exception of the Contingency Plan. All testing, with the exception of the Contingency Plan and the frame relay communications, has been successfully completed. The Contingency Plan will be tested during August 1999 to allow ample time to make adjustments to the Plan if needed. The satellite system had been previously tested successfully; however, the bank has since implemented a frame relay system which replaces the satellite. Testing of the frame relay system will be done in September 1999.

The Bank's service provider, INTRIEVE, Inc., continues to actively pursue every avenue required to insure their Y2K compliance and continues to be monitored by the Bank's regulatory agency, the Office of Thrift Supervision. INTRIEVE, Inc. is keeping their customers informed as to their state of readiness.

Total expenses related to year 2000 compliance are estimated at approximately $187,000. Expenses consist of the cost of replacement hardware and software, consulting fees and labor. Expenses to date are approximately $181,000. The balance of expenses are estimated at $4,000 in 1999, of which the main expense is consulting fees and labor, and the remaining estimated expenses are $2,000 in the year 2000 for consulting fees and labor.

The major component of risk to the Bank lies with its service provider, INTRIEVE, Inc. Should INTRIEVE, Inc. not become fully Y2K compliant, it would be necessary for the Bank to revert to manual processing of customer accounts. Though this would be a labor-intensive process, it would be possible to operate in such a manner for a reasonable period of time. The Bank does not anticipate any risk associated with environmental systems, such as heating/air conditioning, phone systems, or utilities, as it has been assured that all systems are Y2K compliant. However, as Harrodsburg First Financial Bancorp, Inc. does not control all software it uses or interfaces to, it is possible that errors may be undetected should other parties fail to ensure their systems are year 2000 compliant.

The Bank has adopted a Contingency Plan to be used in the event on-line processing with INTRIEVE, Inc., the Bank's service provider, is not operational due to the rollover of the date from December 31, 1999 to January 1, 2000. The plan, if needed, will be implemented by the Year 2000 Steering Team as designated in the Bank's Year 2000 Compliance Plan approved by the Board of Directors.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment system providers, and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Company.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                              June 30,               September 30,
                                                                                1999                     1998
                                                                           -------------           ---------------
                                                                                   (amounts in thousands)
Loans accounted for on a non-accrual basis:1
  Real Estate:
      Residential...............................................           $            -          $            -
                                                                           --------------          --------------
Total       ....................................................                        -                       -
                                                                           --------------          --------------
Accruing loans which are contractually past due 90 days or more:
  Real Estate:
      Residential...............................................                      283                     358
      Other ....................................................                       23                      27
      Consumer..................................................                       83                     104
                                                                           --------------          --------------
Total       ....................................................                      389                     489
                                                                           --------------          --------------
Total of non-accrual and 90 day past due loans..................           $          389          $          489
                                                                           ==============          ==============
Percentage of net loans.........................................                      .44%                    .57%
                                                                           ==============          ==============
Other non-performing assets2....................................           $            -          $            -
                                                                           ==============          ==============

At June 30, 1999, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the nine months ended June 30, 1999 on the loans in the table above, has been included in income.

At June 30, 1999, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.


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

The following summarized the Bank's capital requirements and position at June 30, 1999 and September 30, 1998.

                                                         June 30                           September 30
                                                          1999                                1998
                                            ----------------------------------  --------------------------------
                                                                   (Dollars in Thousands)
                                                Amount            Percent          Amount            Percent
                                            --------------  -----------------   -------------    ---------------
Core capital...........................     $       22,169               20.7%  $      24,912              23.5%
Core capital requirement...............              4,288                4.0%          4,247               4.0%
                                            --------------    ---------------   -------------    --------------

Excess.................................     $       17,881               16.7%  $      20,665              19.5%
                                            ==============    ===============   =============    ==============

Core capital...........................     $       22,169               36.8%  $      24,912              43.2%
General valuation allowance............                345                 .6%            335                .6%
                                            --------------    ---------------   -------------    --------------
Total capital (core and supplemental)..             22,514               37.4%         25,247              43.8%
Risk-based capital requirement.........              4,815                8.0%          4,612               8.0%
                                            --------------    ---------------   -------------    --------------

Excess.................................     $       17,699               29.4%  $      20,635              35.8%
                                            ==============    ===============   =============    ==============

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At June 30, 1999, the Bank could pay common stock dividends of approximately $13.8 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At June 30, 1999, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the periods ended June 30, 1999 and 1998.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At June 30, 1999 and September 30, 1998, cash and cash equivalents totaled $11.1 million and $8.1 million, respectively.

At June 30, 1999, the Bank had $48.1 million in certificates of deposits due within one year and $13.6 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At June 30, 1999, the Bank had $1.1 million in outstanding commitments to originate mortgages, excluding $1.4 million in approved but unused home equity lines of credit and $1.1 million in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 4.0%. During the third quarter of fiscal year 1999, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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

Item 3.   Defaults Upon Senior Securities..................................None

Item 4.   Submission of Matters to a Vote of Security Holders..............None

Item 5.   Other Information................................................None

Item 6.   Exhibits and Reports on Form 8-K

          Form 8-K, Item 5 filed on May 12, 1999 relating to the Company's announcement of a repurchase program that authorized the repurchase of approximately 2.5% of the outstanding shares of common stock.

          Exhibit 27....................................Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Harrodsburg First Financial Bancorp, Inc.


Date:     August 10, 1999           /s/ Jack Hood
                                    -----------------------------------------
                                    Jack Hood, President




Date:     August 10, 1999           /s/ Teresa W. Noel
                                    -----------------------------------------
                                    Teresa W. Noel, Treasurer