Form 10-K
period 1999-09-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 1999-12-28
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended     September 30, 1999
                          ------------------------------------------------------

                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------    --------------------

Commission Number:  0-26570

                    HARRODSBURG FIRST FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                      Delaware                                  61-1284899
---------------------------------------------                 ------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
  or organization)                                           Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                  40330-1620
----------------------------------------------                  ----------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code:     (606) 734-5452
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                                   ----

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and ask price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations System on December 8, 1999, was $15.6 million (1,329,296 shares at $11.75 per share).

         As of December 8, 1999 there were issued and outstanding 1,692,575 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  1999  Annual   Meeting  of
     Stockholders. (Part III)

                                      INDEX

PART I                                                                                                         Page
                                                                                                               ----

Item 1.     Business.............................................................................................1

Item 2.     Properties...........................................................................................23

Item 3.     Legal Proceedings....................................................................................23

Item 4.     Submission of Matters to a Vote of Security Holders..................................................23

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................................24

Item 6.     Selected Financial Data..............................................................................24

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................................................24

Item 7A.    Quantitative and Qualitative Disclosures
            About Market Risk....................................................................................24

Item 8.     Financial Statements and Supplementary Data..........................................................24

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.......................................................................................... 24

PART III

Item 10.    Directors and Executive Officers of the Registrant.................................................. 24

Item 11.    Executive Compensation.............................................................................. 25

Item 12.    Security Ownership of Certain Beneficial Owners and Management...................................... 25

Item 13.    Certain Relationships and Related Transactions.......................................................25

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................... 25


PART I


         Harrodsburg First Financial Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors; and disruption in data processing caused by computer malfunctions associated with the year 2000 problem may be greater than expected.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

         The Company is a Delaware corporation organized in June 1995 at the direction of First Federal Savings Bank of Harrodsburg (the "Bank" or "First Federal") to acquire all of the capital stock that the Bank issued upon its conversion from the mutual to stock form of ownership. On September 29, 1995, the Bank completed its conversion and became a wholly owned subsidiary of the Company.

         The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments.

         First Federal is a federally chartered stock savings bank headquartered in Harrodsburg, Kentucky. The Bank attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on one- to four-family residences located in its market area. Such loans totaled $70.6 million, or 76.88%, of the Bank's total loan portfolio at September 30, 1999. The Bank originates and retains adjustable-rate loans as well as, to a lesser extent, fixed-rate loans for its mortgage loan portfolio. The Bank has not sold mortgage loans into the secondary market during the past five years. In addition, the Bank originates multi-family, commercial and agricultural real estate loans, which represented $13.4 million or 14.59%, of the total loan portfolio at September 30, 1999. These loans were primarily secured by apartment buildings, office buildings, churches, farms and other properties. The Bank also offers construction loans which represented $4.1 million or 4.49% of the total loan portfolio at September 30, 1999. These loans are primarily secured by residential properties and become permanent loans of the Bank upon completion of the construction. The Bank offers consumer loans, which totaled $3.7 million, or 4.04% of the total loan portfolio at September 30, 1999. These loans consist primarily of home equity loans secured by second mortgages, loans secured by savings deposits, and personal loans which are either secured or unsecured.

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

                                                                       At September 30,
                                                            -------------------------------------
                                                                 1999                1998
                                                            ------------------  -----------------
                                                            Amount   Percent    Amount    Percent
                                                            ------   -------    ------    -------
Type of Loans:
--------------
                                                                     (Dollars in Thousands)
Real Estate:
  One-to four-family residential..................         $70,639     76.88%  $68,814     77.47%
  Multi-family....................................           3,720      4.05     3,500      3.94
  Agricultural....................................           4,542      4.94     3,860      4.35
  Commercial......................................           5,148      5.60     3,370      3.79
  Construction....................................           4,122      4.49     5,241      5.90
Consumer:
  Savings account.................................             484       .53       555       .62
  Home equity.....................................           1,830      1.99     1,831      2.06
  Other(1)........................................           1,399      1.52     1,661      1.87
                                                            ------     -----   -------   -------
      Total loans receivable......................          91,884    100.00%   88,832    100.00%
                                                                      ======              ======
Less:
  Loans in process................................           2,042               2,925
  Deferred loan origination fees
   and costs, net.................................             410                 300
  Allowance for loan losses.......................             370                 335
                                                            ------            --------
Loans receivable, net.............................         $89,062            $ 85,272
                                                            ======             =======

----------------------
(1)      Includes home improvement and personal loans.


         The Bank primarily originates loans for retention in its portfolio and has not purchased or sold loans during the past two years.

Loan Maturity Tables

         The following table sets forth the maturity of the Bank's loan portfolio at September 30, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $28.6 million, $31.9 million and $18.9 million, for the three years ended September 30, 1999, 1998 and 1997, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                          Multi-Family,
                                                          Agricultural
                                      1-4 Family              and
                                      Residential          Commercial       Construction        Consumer         Total
                                      -----------          ----------       ------------        --------         -----
                                                                           (In Thousands)
Non-performing..................         $   214              $     23                --          $   44       $    281
                                          ------               -------             -----          ------        -------
Amounts Due:
  Total due within one year.....              79                    87                --           1,325          1,491
                                          ------               -------             -----           -----          -----
After 1 year:
  1 to 3 years..................             547                     7                --              69            623
  3 to 5 years..................           1,643                   110                --             287          2,040
  5 to 10 years.................           8,386                 1,090                --             643         10,119
  10 to 15 years................          14,758                 4,386               410             882         20,436
  Over 15 years.................          45,011                 7,707             1,670             464         54,852
                                          ------               -------             -----           -----         ------
Total due after one year........          70,345                13,300             2,080           2,345         88,070
                                          ------                ------             -----           -----         ------
Total amount due................         $70,638               $13,410            $2,080          $3,714         89,842
                                          ======                ======             =====           =====
Less:
Allowance for loan losses.......
Deferred loan fees..............                                                                                    370
    Loans receivable, net.......                                                                                    410
                                                                                                                 ------
                                                                                                                $89,062
                                                                                                                 ======

         The following table sets forth the dollar amount of all loans due after September 30, 2000, which have pre-determined (or fixed) interest rates and which have floating or adjustable interest rates.

                                                                                     Floating or
                                                             Fixed Rates           Adjustable Rates        Total
                                                             -----------           ----------------        -----
                                                                                   (In Thousands)
One- to four-family residential......................           $17,849                 $52,496           $70,345
Multi-family, agriculture and commercial.............             1,064                  12,236            13,300
Construction.........................................             1,173                     907             2,080
Consumer.............................................               531                   1,814             2,345
                                                               --------                 -------           -------
Total................................................           $20,617                 $67,453           $88,070
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

         First Federal offers three types of residential ARM's, all of which use the index value of the National Monthly Median Cost of Funds Ratio to SAIF-Insured Institutions plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to four-family property loan is 1% higher than on an owner-occupied property loan. The Bank's adjustable-rate one-to four-family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option without penalty. First Federal originates, to a limited extent, 10 year, 15 year, 20 and 30 year term fixed-rate mortgages on one- to four-family, owner-occupied homes with loan to value ratios of 85% or less. First Federal originated $10.1 million in fixed-rate one- to four-family mortgage loans with a maximum term of 30 years or less during the year ended September 30, 1999. All such loans are being held as long term investments and none are being held for sale.


         Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, depositors and borrowers within the Bank's lending area. Mortgage loans originated and held by the Bank in its portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. At September 30, 1999, $70.6 million, or 76.88%, of the total loan portfolio consisted of one- to four-family residential loans of which $52.7 million were adjustable-rate loans and $17.9 million were fixed-rate loans.

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

         Construction Loans. First Federal engages in construction lending involving loans to qualified borrowers for construction of one- to four-family dwellings, multi-family residential units, commercial buildings and churches, with the intent of such loans converting to permanent financing upon completion of construction. As of September 30, 1999, the Bank's loan portfolio included $4.1 million of loans secured by properties under construction, all of which were construction/permanent loans structured to become permanent loans upon the completion of construction and none of which was an interim construction loan structured to be repaid in full upon completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which the borrower is not required to make monthly payments. If construction improvements are not completed at the end of six months, accrued interest must be paid to date. Accrued interest must be paid at completion of construction to the first day of the following month, and monthly payments start the first day of the following month after the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property and must execute a construction loan agreement with the Bank.

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

         Multi-Family and Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Bank originates loans secured by commercial real estate and multi-family properties. The multi-family and commercial real estate loans originated by the Bank have generally been made to individuals, small businesses and partnerships. They have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Bank benefits from originating such loans due to higher adjustable interest rates. Adjustable-rate loans for this type of lending have a margin that is 1% higher than the margin added to single family owner-occupied property loan. First Federal's multi-family residential and commercial real estate loans are adjustable-rate loans with terms of 25 years or less, with loan-to-value ratios not exceeding 80%. As of September 30, 1999, loans on multi-family residential and commercial real estate properties constituted approximately $8.9 million, or 9.65% of the Bank's total loan portfolio.

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

         First Federal also engages in loans for improved farm land with dwelling. The loan to value ratio for this type of loan is 80% or less with a maximum term of 25 years. These loans can be set up with payment of interest collected semi-annually and principal yearly as well as monthly principal and interest payments. As of September 30, 1999, agricultural farm loans constituted approximately $4.5 million, or 4.94% of the Bank's total loan portfolio.

         Consumer Lending. These loans totaled $3.7 million, or 4.04%, of the total loan portfolio at September 30, 1999. First Federal does not emphasize consumer lending although it does originate such loans on a regular basis. The Bank originates consumer loans on either a secured or unsecured basis. These loans generally require a pre-existing relationship with the Bank. The Bank generally makes certificate of deposit loans for terms of up to six months in amounts up to the face amount of the certificate. The interest rate charged on these loans is 1% higher than the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Bank as collateral for the loan.

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

         Consumer loans generally involve more risk than first mortgage loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation,  and the  remaining  deficiency  often  does not  warrant  further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Bank and the seller of the underlying collateral. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. At September 30, 1999, the Bank had $44,000 of consumer loans delinquent more than 90 days.

         The largest consumer loan made by the Bank consists of a $900,000 unsecured line of credit made on October 28, 1997. As of September 30, 1999, the outstanding balance on this line of credit was $215,000.

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

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 20 days of the date of issuance. At September 30, 1999, the Bank had $6.0 of commitments to cover originations, undisbursed funds for loans-in-process, and unused lines of credit. The Bank believes that most of the Bank's commitments will be funded. Generally, the percentage of commitments that expire without being funded is less than 1%.

         Loans-to-One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to: (i) 15% of unimpaired capital and unimpaired surplus, calculated as the sum of the Bank's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or (ii) $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $3.8 million at September 30, 1999.

         At September 30, 1999, the Bank's largest amount of loans to one borrower consisted of several residential real estate loans in the amount of $2.2 million which were secured by a first mortgage on single family dwellings located in Nicholasville and Versailles, Kentucky.

         The next four largest lending relationships at September 30, 1999 consisted of $1.3 million in loans secured by a first mortgage on a single family dwelling, a duplex, a vacant lot and five commercial properties located in Lawrenceburg, Kentucky; $1.1 million in loans secured by single family dwellings, duplexes, an apartment building, and 18 townhouse units all located in Harrodsburg, Lawrenceburg, and Danville,

Kentucky; $1.1 million in loans secured by a first mortgage on single family dwellings located in Harrodsburg, Kentucky; and $910,000 in a single loan secured by a warehouse in Harrodsburg, Kentucky.
(See "--Multi-Family and Commercial Real Estate Loans.")

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

         Loans are reviewed on a monthly basis by management and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 1999, no loans were classified in a non-accrual status.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.


                                                               At September 30,
                                                               ----------------
                                                               1999        1998
                                                               ----        ----
                                                                 (In Thousands)
Loans accounted for on a non-accrual basis:
Total ..................................................       $--         $--

Accruing loans which are contractually past
due 90 days or more:
Mortgage loans:
  Construction loans ...................................        --          --
  Permanent loans secured by 1 to 4 family
    dwelling units .....................................        214         358
  All other mortgage loans .............................         23          27
 No n-mortgage loans:
  Commercial
  Consumer .............................................         44         104
                                                               ----        ----
Total ..................................................        281         489
                                                               ----        ----
Total non-accrual and accrual loan .....................        281         489
Real estate owned ......................................        --          --
Total non-performing assets ............................       $281        $489
                                                               ====        ====
Total non-performing loans to net loans ................        .32%        .57%
                                                               ====        ====
Total non-performing loans to total assets .............        .25%        .44%
                                                               ====        ====
Total non-performing assets to total assets ............        .25%        .44%
                                                               ====        ====

         There was no interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans for the year ended September 30, 1999, because there were no loans accounted for on a non-accrual basis for this period.

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

         At September 30, 1999, the Bank had no loans designated special mention, $185,000 classified as substandard, none classified as doubtful, and $20,000 classified as loss. The Bank had delinquent loans 60 days or more of $224,000 (which were all residential mortgage loans) and an allowance for loan losses of $370,000 of which $350,000 is classified as a general valuation allowance.

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

         The amount of provisions for loan losses recorded in future periods may be significantly greater or lesser than the provisions taken in the past. The allowance for loan losses, as a ratio of total loans was .41% at September 30, 1999.

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

                                                     At September 30,
                                        ----------------------------------------
                                               1999                1998
                                        --------------------- ------------------
                                                  Percent of         Percent of
                                                  ----------         ----------
                                                   Loans to           Loans to
                                        Amount    Total Loans Amount Total Loans
                                        ------    ----------- ------ -----------
At end of period allocated                         (Dollars in Thousands)
  to:
Real estate mortgage:
  One- to four-family residential.        $264        71.35%  $  259      77.47%
  Multi-family...................           15         4.05       13       3.94
  Agricultural....................          18         4.94       15       4.35
  Commercial......................          21         5.60       13       3.79
  Residential construction........          17         4.49       20       5.90
Consumer(1).......................          35         9.57       15       4.55
                                          ----         ----      ---     ------
    Total allowance for loan
      losses......................        $370       100.00%    $335     100.00%
                                           ===       ======      ===     ======

-----------------------
(1) In 1999, includes $20,000 specific reserve attributable to two particular loans and not available for other loan losses.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                          At or For the Year
                                                          Ended September 30,
                                                       -------------------------
                                                         1999           1998
                                                       ----------     ----------
                                                         (Dollars in Thousands)

Total loans outstanding .........................      $ 91,884       $ 88,832
                                                       ========       ========
Average loans outstanding .......................      $ 86,754       $ 83,637
                                                       ========       ========

Allowance balances (at beginning of
  period) .......................................      $    335       $    308
Provision (credit):
  Residential ...................................            15             97
  Consumer ......................................            20           --
Net Charge-offs (recoveries):
  Residential ...................................          --               (3)
  Consumer ......................................          --               73
                                                       --------       --------
Allowance balance (at end of period) ............      $    370       $    335
                                                       ========       ========
Allowance for loan losses as a percent
  of total loans outstanding ....................           .41%           .38%
Net loans charged off as a percent of
  average loans outstanding .....................          --              .08%

Investment Activities

         First Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "-- Regulation -- Regulation of the Bank -- Federal Home Loan Bank System". The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. At September 30, 1999, First Federal had an investment portfolio which included interest-earning deposits of $7.8 million, and investment securities of $11.2 million, consisting of FHLB stock, Government agency-backed bonds, municipal bonds and FHLMC capital stock. The Bank is permitted to invest in various securities, including U.S. Treasury securities, U.S. government agency obligations, mortgage-backed and related securities, and municipal bonds, as permitted by the OTS regulations. The Bank classifies its investment securities as held-to-maturity or available-for-sale in accordance with SFAS No. 115. The fair value of the investment portfolio at September 30, 1999, was $11.2 million, and the carrying value of the investment portfolio includes a net unrealized gain at that date of approximately $2.6 million, after deduction of $1.3 million in deferred income tax expense.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investment securities portfolio, short term investments and FHLB stock, at the dates indicated. At September 30, 1999, the market value of the Bank's investment securities portfolio was $11.2 million.


                                                             At September 30,
                                                           ---------------------
                                                             1999         1998
                                                           ---------    --------
                                                             (In Thousands)
Investment Securities available for
sale:
FHLMC securities ...................................       $ 4,009       $ 3,825
                                                           -------       -------
  Total ............................................         4,009         3,825
                                                           -------       -------
Investment securities held to maturity:
  FHLB Stock and bonds .............................         7,191        11,089
                                                           -------       -------
  Mortgaged-backed securities ......................            40            52
                                                           -------       -------
 Total .............................................         7,231        11,141
                                                           -------       -------
  Total investment securities ......................        11,240        14,966
Interest-earning deposits (1) ......................         7,809         7,334
                                                           -------       -------
   Total investments ...............................       $19,049       $22,300
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

                                                               As of September 30, 1999
                                   -------------------------------------------------------------------------------------------------
                                                    More Than One to More Than Five to
                                   One Year or Less     Five Years       Ten Years   More than Ten Years Total Investment Securities
                                   ---------------- ---------------- --------------  ------------------- ---------------------------
                                   Carrying Average Carrying Average Carrying Average Carrying   Average  Carrying  Average   Market
                                    Value    Yield    Value   Yield   Value    Yield   Value      Yield    Value     Yield    Value
                                   -------  -------  ------- ------- -------- ------- -------   -------   -------   -------   ------
                                                               (Dollars in Thousands)
Investments securities available
for sale:
FHLMC Securities ...............   $ 4,009   1.12%   $  --      -- %   $  --     -- %   $   --     -- %    $ 4,009   1.12%   $ 4,009
                                   -------   ----    -------   ----    -----    ----    -------   ------   -------   ----    -------
Investment securities held to
maturity:
Bonds - U.S. Government and ....      --     --        5,500   6.73       --     --         --       --      5,500   6.73      5,422
 Federal agencies
GNMA PC ........................      --     --         --      --         40   7.28        --       --         40   7.28         41
FHLB Stock .....................      --     --         --      --        --     --       1,478     7.00     1,478   7.00      1,478
Bonds - Municipal ..............      --     --          105   4.21       108   5.38        --       --        213   4.80        210
                                   -------   ----    -------   ----     -----   ----    -------   ------   -------   ----    -------
  Total ........................      --     --        5,605   6.68%      148   5.89%     1,478   7.00 %     7,231   6.73%     7,151
                                   -------   ----    -------   ----     -----   ----    -------   ------   -------   ----    -------
Total investment securities ....   $ 4,009   1.12%   $ 5,605   6.68%$     148   5.89%   $ 1,478   7.00 %   $11,240   4.73%   $11,160
                                   =======   ====    =======   ====     =====   ====    =======   ======   =======   ====    =======

Sources of Funds

         General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. First Federal derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Although First Federal had no FHLB advances at September 30, 1999, such advances may also be a source of funds for the Bank in the future.

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

         Passbook, money market and NOW accounts constituted $17.5 million, or 21.32%, of the Bank's deposit portfolio at September 30, 1999. Certificates of deposit constituted $64.5 million or 78.68% of the deposit portfolio of which $5.8 million or 7.05% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. As of September 30, 1999, the Bank had no brokered deposits.

         Deposit Portfolio. Deposits in the Bank as of September 30, 1999, were represented by various types of savings programs described below.

                                                          Minimum    Balance as of  Percentage of
                                             Interest     Balance    September 30,    of Total
Category                          Term       Rate(1)      Amount       1999(2)        Deposits
--------                          ----       -------      ------      ---------     -------------

Now Accounts                      None          2.33%     $   250        $7,905           9.64%
Regular Savings                   None          2.82           10         7,486           9.13
Money Market                      None          2.74        2,500         2,093           2.55
Accounts(3)(4)

Certificates of Deposit:

3-month Money Market               91 days      4.22          500         1,012           1.23
6-month Money Market              182 days      4.46          500         6,428           7.84
Fixed Term, Fixed Rate             7 month      4.77        2,500         6,382           7.78
Fixed Term, Fixed Rate            12 month      6.50            *            86            .11
Fixed Term, Fixed Rate            12 month      4.81          500        14,885          18.15
Fixed Term, Fixed Rate            18 month      5.10          500         6,974           8.50
IRA                               18 month      5.34           25        10,221          12.46
Fixed Term, Fixed Rate            30 month      6.75            *            13            .02
Fixed Term, Fixed Rate            30 month      5.56          500         7,992           9.74
Fixed Term, Fixed Rate            30 month      5.28            *            71            .09
Fixed Term, Fixed Rate            42 month      5.64          500         4,790           5.84
Fixed Term, Fixed Rate            48 month      7.50            *            51            .06
Fixed Term, Fixed Rate            60 month      6.21          500         5,498           6.70
Fixed Term, Fixed Rate            72 month      7.75            *            23            .03
Fixed Term, Fixed Rate            96 month      8.00            *           108            .13
                                                                         ------         ------
                                  Total                                 $82,018         100.00%
                                                                         ======         ======

---------------
(1)  Represents weighted average interest rates.
(2)  In thousands.
(3)  If average daily balance of $2,500 maintained, interest rate was 2.75%.
(4)  If average daily balance drops below $2,500, interest rate was 2.00%.
*    This type of certificate was no longer offered at September 30, 1999.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.


                                                      Certificates
                                                       of Deposit
                                                       ----------
Maturity Period                                      (In Thousands)
---------------
Three months or less..............................          1,118
More than three through six months................          1,770
More than six through twelve months...............          1,590
Over twelve months................................          1,303
                                                           ------
   Total..........................................        $ 5,781
                                                           ======

         The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.


                                             Year Ended September 30,
                                        --------------------------------------
                                               1999               1998
                                        -----------------  -------------------
                                        Average   Average  Average    Average
                                        Balance    Rate    Balance     Rate
                                        -------    ----    -------     ----
                                                (Dollars in Thousands)
Deposit Category:

Demand Accounts(1).............         $ 9,645     2.27%  $ 8,918      2.24%
Passbook Accounts..............           7,553     2.80     7,590      2.79
Certificates...................          63,824     5.32    61,917      5.63
                                         ------    -----    ------      ----
                                        $81,022     4.71%  $78,425      4.97%
                                         ======    =====    ======      ====

-------------
(1) Includes non-interest bearing accounts, which represent less than 10% of total deposits.

         Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Cincinnati to supplement its supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of the Bank's stock in the FHLB of Cincinnati and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1999, the Bank had no borrowings.

Subsidiary Activity

         First Federal is permitted to invest up to 2% of its assets in the capital stock of, or provide secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1999, First Federal was authorized to invest up to approximately $2.2 million in the stock of, or provide loans to, service corporations (based upon the 2% limitation). The Bank has one wholly owned subsidiary, Harrodsburg Savings and Loan Service Corporation (the "Service Corporation"). The sole purpose of the Service Corporation is to purchase and hold the required amount of stock of Savings and Loan Data Corp., now Intrieve, pursuant to the Bank's agreement with Intrieve for data processing services. Incorporated in Kentucky in 1978, the Service Corporation has not conducted any other business and has been inactive since its acquisition of the stock. The Bank's investment in its subsidiary totaled $15,000 at September 30, 1999.

Personnel

         As of September 30, 1999, the Bank had 15 full-time and no part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Developments

         Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm- Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

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

         The OTS leverage ratio regulation establishes a core capital ratio of at least 4% for those savings associations in the strongest financial and managerial condition based on the "CAMELS" rating system currently in use by the OTS. Those savings associations receiving a CAMELS rating of "1", the best possible rating on a scale of 1 to 5, are be required to maintain a ratio of core capital to adjusted total assets of 4%. All other savings associations are required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement of 5%. In determining the required minimum core capital ratio, the OTS assesses the quality of risk management and the level of risk in each savings association on a case-by-case basis.

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

         As of September 30, 1999, the Bank had core and risk-based capital of $22.6 million and $22.9 million, respectively, which amounts significantly exceed all applicable fully phased-in regulatory capital requirements of the OTS.

         OTS regulations set forth the methodology for calculating an IRR component which is added to the risk-based capital requirements for OTS regulated thrift institutions. Generally, savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point change in market interest rates. The IRR component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure which is defined as two percent of the estimated economic value of its assets. Institutions, such as the Bank, with less than $300 million in assets and a risk- based capital ratio in excess of 12% are exempt from deducting the IRR component.

         In addition, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the OTS must revise the risk-based capital regulations to include a credit risk component and a nontraditional activities component, the purpose of which will be to increase the minimum capital requirements for savings associations with higher credit risks.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institution to capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Association after the conversion, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Cincinnati. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, Federal National Mortgage Association ("FNMA"), and FHLMC as qualifying QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 1999, the Bank was in compliance with its QTL requirement with 94.87% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. As of September 30, 1999, the Bank's liquidity ratio was 23.21%.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 1999, the Bank had no funds borrowed from the FHLB of Cincinnati to fund operations; however, there can be no assurances that borrowings will not be made in the future.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of September 30, 1999, the Bank had $1.5 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended September 30, 1999, dividends paid by the FHLB of Cincinnati to the Bank totaled $99,971.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. As of September 30, 1999, the Bank was in compliance with its Federal Reserve Board minimum reserve requirements.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at September 30, 1999.

Item  2.  Properties
--------------------

         The Bank operates from its main office and one full service branch office. The Bank's total investment in offices, office property and equipment is $1.8 million with a net book value of $1.1 million at September 30, 1999. The following table sets forth information regarding the Bank's properties:


                                                    Original
                                        Leased        Date    Net Book Value at
Location                               or Owned     Acquired  September 30, 1999
--------                               --------     --------  ------------------

MAIN OFFICE:
104 South Chiles Street                  Owned        1964             $554,000
Harrodsburg, Kentucky 40330

BRANCH OFFICE:                           Owned        1973             $120,000
216 South Main Street
Lawrenceburg,Kentucky

FUTURE BRANCH OFFICE:                    Owned        1998             $381,000
1015 Cross Road Drive
Lawrenceburg, Kentucky
(under construction)

Item 3.  Legal Proceedings
--------------------------

         The Bank, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no material lawsuits pending or known to be contemplated against the Bank or the Company at September 30, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's 1999 Annual Report to Stockholders on the inside cover page and "Stock Prices and Dividends" on page 3 of the Annual Report, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears under "Selected Financial and Other Data" in the Registrants' 1999 Annual Report to Stockholders on pages 2 and 3 is incorporated by reference herein.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Stockholders on pages 4 through 16 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The   above-captioned   information   appears  under   "Asset/Liability
Management" in the Registrant's 1999 Annual Report to Stockholders on pages 4 through 6 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The   Consolidated   Financial   Statements  of  the  Company  and  its
subsidiaries, together with the report thereon by Miller, Mayer, Sullivan & Stevens LLP appears in the Registrant's 1999 Annual Report to Stockholders on pages 17 through 43 and are incorporated herein by reference.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" at pages 4 to 6 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on January 24, 2000 (the "Proxy Statement"), which was filed with the Commission on December 22, 1999 and incorporated herein by reference. See also "Item 1. Business -- Personnel" included herein.

Item 11.  Executive Compensation
--------------------------------

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 7 through 11.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 1 through 4.

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

                                     PART IV

Item 14.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)      The following documents are filed as a part of this report:

         (1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders.

                                                                                            PAGE
                                                                                            ----

Independent Auditors' Report.............................................................    17

Consolidated Balance Sheets as of September 30, 1999 and 1998............................    18

Consolidated Statements of Income For the Years Ended September 30, 1999, 1998
   and 1997 .............................................................................    19

Consolidated Statement of Stockholders' Equity
   for the Years Ended September 30, 1999, 1998 and 1997.................................    20

Consolidated Statements of Cash Flows for the Years Ended September 30, 1999,
1998 and 1997............................................................................ 21-22

Notes to Consolidated Financial Statements...............................................    23

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

          3.1     Certificate of Incorporation of Harrodsburg First Financial Bancorp, Inc.*
          3.2     Bylaws of Harrodsburg First Financial Bancorp, Inc.*
         10.1     1996 Stock Option Plan**
         10.2     Restricted Stock Plan and Trust Agreement**
         10.3     Employment Agreement with Arthur L. Freeman
         13.0     1999 Annual Report to Stockholders
         21.0     Subsidiary Information
         27.0     Financial Data Schedule (in electronic filing only)

                  (b)      Reports on Form 8-K.


                           None.

----------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458.

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

                                       HARRODSBURG FIRST FINANCIAL BANCORP, INC.


Dated:  December 23, 1999                   By:      /s/ Arthur L. Freeman
                                                     ---------------------------
                                                     Arthur L. Freeman
                                                     Chief Executive Officer
                                                     and Chairman

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Jack D. Hood            By:  /s/ Wickliffe T. Asbury, Sr.
         ------------------------         --------------------------------------
         President and Director           Wickliffe T. Asbury, Sr.
                                          Vice President and Director

Date:    December 23, 1999           Date:December 23, 1999


By:      /s/ Elwood Burgin           By:  /s/ Teresa W. Noel
         ------------------------         --------------------------------------
         Elwood Burgin                    Teresa W. Noel
         Director                         Treasurer and Chief Financial Officer

Date:    December 23, 1999           Date:December 23, 1999


By:      /s/ Thomas Les Letton       By:  /s/ Jack L. Coleman, Jr.
         ------------------------         --------------------------------------
         Thomas Les Letton                Jack L. Coleman, Jr.
         Director                         Director

Date:    December 23, 1999           Date:December 23, 1999


By:      /s/W. Dudley Shryock
         ------------------------
         W. Dudley Shryock
         Director

Date:    December 23, 1999