Form 10-Q
period 1999-12-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2000-02-14
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999.


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

As of February 10, 2000, 1,663,775 shares of the registrant's common stock were issued and outstanding.

Page 1 of 16 Pages                                     Exhibit Index at Page N/A
                                                                             ---

                                 C O N T E N T S


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1999
            (unaudited) and September 30, 1999................................ 3

         Consolidated Statements of Income for the Three-Month
            Periods Ended December 31, 1999 and 1998 (unaudited).............. 4

         Consolidated Statements of Changes in Stockholders'
            Equity for the Three Month Period Ended December 31,
            1999 (unaudited).................................................. 5

         Consolidated Statements of Cash Flows for the Three Month
            Periods Ended December 31, 1999 and December 31, 1998
            (unaudited)....................................................... 6

         Notes to Consolidated Financial Statements........................... 8

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................. 9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15
Item 2.  Changes in Securities................................................15
Item 3.  Defaults Upon Senior Securities......................................15
Item 4.  Submission of Matters to a Vote of Security Holders..................15
Item 5.  Other Information....................................................15
Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                ----------------

                                                                                 As of                 As of
                                                                             December 31,          September 30,
                                                                                 1999                  1999
                                                                          ------------------    ------------------
                                                                             (unaudited)
ASSETS

Cash and due from banks                                                   $        1,026,643    $          541,527
Interest Bearing Deposits                                                          4,888,857             7,808,786
Available-for-sale securities                                                      3,627,954             4,008,576
Held-to-maturity securities                                                        6,752,560             7,231,745
Loans receivable, net                                                             92,368,126            89,061,610
Accrued interest receivable                                                          589,376               618,854
Premises and equipment, net                                                        1,375,582             1,055,196
Other assets                                                                          53,329                89,837
                                                                          ------------------    ------------------

    Total assets                                                          $      110,682,427    $      110,416,131
                                                                          ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $       83,347,059    $       82,018,317
Advance payments by borrowers for taxes and insurance                                 28,695                80,865
Deferred federal income tax                                                        1,266,463             1,395,875
Dividends payable                                                                                          468,701
Other liabilities                                                                    363,743               232,139
                                                                          ------------------    ------------------
    Total liabilities                                                             85,005,960            84,195,897
                                                                          ------------------    ------------------

Stockholders' equity
    Common stock, $0.10 per value, 5,000,000 shares authorized;
        2,182,125 shares issued and outstanding                                      218,213               218,213
    Additional paid-in capital                                                    21,202,267            21,194,168
    Retained earnings, substantially restricted                                   11,104,975            11,187,966
    Accumulated other comprehensive income                                         2,344,631             2,595,842
    Treasury stock, 499,950 and 481,250 shares as of December 31,
         1999 and September 30, 1999, respectively                                (7,944,809)           (7,698,625)
    Unallocated employee stock ownership plan (ESOP) shares                       (1,248,810)           (1,277,330)
                                                                          ------------------    ------------------
         Total stockholders' equity                                               25,676,467            26,220,234
                                                                          ------------------    ------------------

         Total liabilities and stockholders' equity                       $      110,682,427    $      110,416,131
                                                                          ==================    ==================

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                ----------------

                                                                            For the Three-Month Periods
                                                                                  Ended December 31,
                                                                 -------------------------------------------------
                                                                      1999                               1998
                                                                 --------------                      -------------
Interest income:
   Interest on loans                                             $    1,726,259                      $   1,685,549
   Interest and dividends on securities                                 120,951                            170,914
   Other interest income                                                 73,733                             90,519
                                                                 --------------                      -------------
       Total interest income                                          1,920,943                          1,946,982
                                                                 --------------                      -------------

Interest expense:
   Interest on deposits                                                 953,332                            968,563
                                                                 --------------                      -------------

Net interest income                                                     967,611                            978,419
Provision for loan losses                                                                                   10,000
                                                                 --------------                      -------------
Net interest income after provision for loan losses                     967,611                            968,419
                                                                 --------------                      -------------

Non-interest income:
   Loan and other service fees, net                                      22,251                             22,415
   Other                                                                  3,797                              3,366
                                                                 --------------                      -------------
                                                                         26,048                             25,781
                                                                 --------------                      -------------
Non-interest expense:
   Compensation and benefits                                            276,107                            227,390
   Occupancy expenses, net                                               38,361                             33,312
   Federal and other insurance premiums                                  12,462                             11,671
   Data processing expenses                                              36,280                             30,689
   State franchise tax                                                   35,254                             23,819
   Other operating expenses                                             124,821                            103,388
                                                                 --------------                      -------------
                                                                        523,285                            430,269
                                                                 --------------                      -------------

Income before income tax expense                                        470,374                            563,931
Income tax expense                                                      159,927                            191,736
                                                                 --------------                      -------------

Net income                                                       $      310,447                      $     372,195
                                                                 ==============                      =============

Earnings per common share                                        $          .20                      $         .21
                                                                 ==============                      =============

Earnings per common share assuming dilution                      $          .20                      $         .21
                                                                 ==============                      =============

Weighted average common shares outstanding                            1,566,741                          1,735,274
                                                                 ==============                      =============

Weighted average common shares outstanding
   after dilutive effect                                              1,566,741                          1,735,274
                                                                 ==============                      =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               for the three month period ended December 31, 1999
                                   (unaudited)
                                ----------------

                                                                       Accumulated
                                          Additional                      Other                       Unearned         Total
                               Common      Paid-in       Retained     Comprehensive   Treasury          ESOP        Stockholders'
                                Stock      Capital       Earnings         Income        Stock          Shares          Equity
                                -----      -------       --------         ------        -----          ------          ------
Balance, September 30, 1999    $218,213   $21,194,168   $11,187,966    $2,595,842     $(7,698,625)   $(1,277,330)   $26,220,234

Comprehensive income:
   Net income                                               310,447                                                     310,447
   Other comprehensive loss,
     net of tax unrealized
     gains on securities                                                 (251,211)                                     (251,211)
                                                                                                                    -----------

Total comprehensive income                                                                                               59,236

Dividend declared                                          (393,438)                                                   (393,438)

ESOP shares earned                                            8,099                                       28,520         36,619

Purchase of common stock,
 18,700 shares                                                                           (246,184)                     (246,184)
                               --------   -----------   -----------    ----------     -----------    -----------    -----------

Balance, December 31, 1999     $218,213   $21,202,267   $11,104,975    $2,344,631     $(7,944,809)   $(1,248,810)   $25,676,467
                               ========   ===========   ===========    ==========     ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                ----------------

                                                                              For the Three-Month Periods
                                                                                   Ended December 31,
                                                                 -------------------------------------------------
                                                                      1999                               1998
                                                                 --------------                      -------------
Operating activities
Net income                                                       $      310,447                      $     372,195
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                                               10,000
    ESOP benefit expense                                                 36,619                             41,125
    Provision for depreciation                                           19,272                             17,288
    Amortization of loan fees                                           (16,928)                           (18,772)
    Accretion/amortization of investment
      premium/discount                                                      (32)                            (1,557)
    FHLB stock dividend                                                 (26,000)                           (24,300)
    Change in:
      Interest receivable                                                29,478                             58,376
      Interest payable                                                    3,386                              1,903
      Accrued liabilities                                               128,218                            198,508
      Prepaid expense                                                    36,509                             43,144
                                                                 --------------                      -------------

    Net cash provided by operating activities                           520,969                            697,910
                                                                 --------------                      -------------

Investing activities
Net (increase) decrease in loans                                     (3,289,588)                          (244,543)
Maturity of securities held-to-maturity                                 500,000                          2,500,000
Principal repayments - mortgage back securities                           5,217                              7,676
Purchase of fixed assets                                               (339,658)                                 -
                                                                 --------------                      -------------

    Net cash provided (used) by investing activities                 (3,124,029)                         2,263,133
                                                                 --------------                      -------------

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                                                                           For the Three-Month Periods
                                                                                Ended December 31,
                                                                 -------------------------------------------------
                                                                      1999                               1998
                                                                 --------------                      -------------
Financing activities
Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                    667,973                         1,433,203
Net increase (decrease) in certificates of deposit                       660,767                           (68,508)
Net increase (decrease) in custodial accounts                            (52,170)                          (42,496)
Purchase of treasury stock                                              (246,184)                       (1,422,627)
Payment of dividends                                                    (862,139)                         (886,115)
                                                                 ---------------                   ---------------

    Net cash provided (used) by financing activities                     168,247                          (986,543)
                                                                 ---------------                   ---------------

    Increase (decrease) in cash and cash equivalents                  (2,434,813)                        1,974,500

Cash and cash equivalents, beginning of period                         8,350,313                         8,074,105
                                                                 ---------------                   ---------------

Cash and cash equivalents, end of period                         $     5,915,500                   $    10,048,605
                                                                 ===============                   ===============


Supplemental Disclosures
    Cash payments for:
       Interest on deposits                                      $      949,946                    $       966,660
                                                                 ==============                    ===============
       Income taxes                                              $                                 $
                                                                 ==============                    ===============



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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three-month period ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2000.

2.      Dividends

        A special cash dividend of $0.25 per share was paid on October 15, 1999 to stockholders of record as of October 1, 1999. The regular semi-annual cash dividend of $.30 per share was paid on October 14, 1999 to stockholders of record as of September 30, 1999. The total dividends paid by the Company for the three months ended December 31, 1999 amounted to $862,139.

3.      Treasury stock

        The Company repurchased a total of 18,700 shares at a total price of $246,184 during the three months ended December 31, 1999.

4.      Subsequent Event

        The Company received approval from the Office of Thrift Supervision to change the name of the Bank to First Financial Bank effective January 1, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's consolidated assets increased approximately $266,000, or .24% to $110.7 million at December 31, 1999 compared to $110.4 million at September 30, 1999. The net increase of $266,000 was due primarily to a $3.3 increase in loans receivable and a $320,000 increase in premises and equipment offset in part by a decrease of $2.4 million in cash and interest-bearing deposits, and a decrease of $860,000 million in investment securities.

The Company's investment portfolio decreased approximately $860,000. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $381,000 due solely to the decrease in market value of such securities. Securities held-to-maturity decreased $479,000 million primarily due to the call of one $500,000 FHLB bond.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of retained earnings. At December 31, 1999, the Company included net unrealized gains of approximately $2,345,000 in retained earnings. At September 30, 1999, the Company included net unrealized gains of approximately $2,596,000 in retained earnings. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans receivable increased by $3.3 million, or 3.7% from 89.1 million at September 30, 1999 to $92.4 at December 31, 1999 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased $1.3 million, or 1.6% from $82.0 million at September 30, 1999 to $83.3 million at December 31, 1999. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders' equity decreased by $544,000 to $25.7 million for the quarter ended December 31, 1999. The net decrease of $544,000 is due to decreases of $246,000 from the purchase of the Company's stock, the declaration of dividends totaling $393,000, and a decrease of $251,000 in net unrealized appreciation on investments held-for-sale, offset in part by an increase from net income of $310,000, plus an increase of $36,000 related to the release of ESOP shares from collateral during the quarter ended December 31, 1999.

Results of Operations for the Three Months Ended December 31, 1999 and 1998

Net Income

Net income decreased by $61,000, or 16.6%, for the three month period ended December 31, 1999 as compared to the same period in 1998. The net decrease of $61,000 was due to a $93,000 increase in non interest expense, offset by a $32,000 decrease in income tax expense for 1999 compared to 1998.

Net Interest

Net interest income for the three months ended December 31, 1999 was $968,000 compared to $978,000 for the same period in 1998. The decrease in net interest income in 1999 of $10,000 was due to a decrease in interest income of $26,000 offset by a decrease in interest expense of $16,000.

Interest Income

Interest income was $1.9 million, or 7.14% of average interest-earning assets, for the quarter ended December 31, 1999 as compared to $1.9 million, or 7.24% of average interest-earning assets, for the quarter ended December 31, 1998. Interest income decreased $26,000 or 1.3% from 1999 to 1998. The change was primarily due a 10 basis point decrease in the average rate earned on interest-earning assets during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998.

Interest Expense

Interest expense was $953,000, or 4.62% of average interest-bearing deposits, for the quarter ended December 31, 1999 as compared to $969,000, or 4.88% of average interest-bearing deposits, for the corresponding period in 1998. Interest expense decreased by $16,000 due primarily to a 26 basis point decrease in the average rate paid on average interest bearing liabilities during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998 offset by an increase of $3.2 million in the average balance of interest-bearing deposits.

Provision for Loan Losses

There was no provision for loan losses during the quarter ended December 31, 1999, as compared to $10,000 for the corresponding period in 1998. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At December 31, 1999 and 1998, the allowance for loan losses represented .40% of total loans. The allowance for loan losses was at a level consistent with management's analysis of the loan portfolio.

Non Interest Income

Non-interest income amounted to $26,000 for both quarters ended December 31, 1999 and 1998. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $22,000 for 1999 and 1998.

Non Interest Expense

Non-interest expense increased approximately $93,000, or 21.6% to $523,000 for the quarter ended December 31, 1999 compared to $430,000 for the comparable period in 1998. Non-interest expense was 1.9% and 1.6% of average assets for the quarters ended December 31, 1999 and 1998, respectively. The increase of $93,000 was due primarily to an increase of $49,000 in compensation and benefits, an increase of $21,000 in other operating expenses, and an $11,000 increase in state franchise taxes plus a net decrease of $12,000 in all other non interest expense classifications. The increase of $49,000 in compensation and benefits is primarily due to the addition of a new chief executive officer effective October 1, 1999, four additional employees hired in preparation for opening of new branch, and normal salary increases. The increase of $20,000 in other operating expenses is primarily due to increases in advertising and professional fees related to changing the name of the Bank effective January 1, 2000.

Income Taxes

The provision for income tax expense amounted to approximately $160,000 and $192,000 for the quarters ended December 31, 1999 and 1998, respectively, which as a percentage of income before income tax expenses amounted to 34.0% for 1999 and 1998.

Year 2000

Like many financial institutions, the Bank relies on computers to conduct its business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional data in the year 2000 properly. The Bank has operated and evaluated its computer operating systems following January 1, 2000 and has not identified any errors or experienced any computer system malfunctions. The Bank will continue to monitor information systems to assess whether its systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Bank has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Bank.

Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly at some of the Bank's vendors. The Bank will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues may effect the Bank's ability to continue operations, or might adversely affect the Bank's financial position, results of operations, and cash flows. The Bank does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations; however, no assurance can be given that this will be the case.

The expectations of the Bank contained in this section on Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section are based on information available to the Bank on the date of this document, and the Bank assumes no obligation to update such forward looking statements.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                            December 31,           September 30,
                                                                                1999                    1999
                                                                           ---------------            --------
                                                                                   (amounts in thousands)
Loans accounted for on a non-accrual basis:1 Real Estate:
      Residential...............................................           $             -         $             -
                                                                            --------------          --------------
Total       ....................................................                         -                       -
                                                                            --------------          --------------
Accruing loans which are contractually past due 90 days or more:
  Real Estate:
      Residential...............................................                       451                     214
      Other ....................................................                        18                      23
      Consumer..................................................                        55                      44
                                                                           ---------------         ---------------
Total       ....................................................                       524                     281
                                                                           ---------------         ---------------
Total of non-accrual and 90 day past due loans..................           $           524         $           281
                                                                           ===============         ===============
Percentage of net loans.........................................                      .57%                    .32%
                                                                           ===============         ===============
Other non-performing assets2....................................           $             -         $             -
                                                                           ===============         ===============

At December 31, 1999, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the three months ended December 31, 1999 on the loans in the table above, has been included in income.

At December 31, 1999, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.




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

The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                              December 31, 1999
                               --------------------------------------------------------------------------------
                                                                 For Capital                 To be Well
                                                              Adequacy Purposes          Capitalized Under
                                                                                         Prompt Corrective
                                                                                         Action Provisions
                               ------------------------    ------------------------   -------------------------
                                       Actual                     Required                    Required
                               ------------------------    ------------------------   -------------------------
                                 Amount         %            Amount         %           Amount           %
                               ------------------------    ------------------------   -------------------------
Core capital                     $22,916      21.4%          $4,286       4.0%          $6,428           6.0%
Tangible capital                 $22,916      21.4%          $1,607       1.5%             N/A            N/A
Total Risk based capital         $23,266      23.7%          $7,844       8.0%          $9,806          10.0%
Leverage                         $22,916      21.4%             N/A        N/A          $5,357           5.0%

                                                             September 30, 1999
                               --------------------------------------------------------------------------------
                                                                 For Capital                 To be Well
                                                              Adequacy Purposes          Capitalized Under
                                                                                         Prompt Corrective
                                                                                         Action Provisions
                               ------------------------    ------------------------   -------------------------
                                       Actual                     Required                    Required
                               ------------------------    ------------------------   -------------------------
                                 Amount         %            Amount         %           Amount           %
                               ------------------------    ------------------------   -------------------------
Core capital                     $22,556      21.2%          $4,260       4.0%          $6,390           6.0%
Tangible capital                 $22,556      21.2%          $1,598       1.5%             N/A            N/A
Total Risk based capital         $22,906      36.9%          $4,961       8.0%          $6,201          10.0%
Leverage                         $22,556      21.2%             N/A        N/A          $5,325           5.0%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS adopted final rules based upon FDICIA's five capital tiers. The rules provide that a savings bank is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Bank was deemed to be "well capitalized" as of December 31, 1999 and September 30, 1999. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At December 31, 1999, the Bank could pay common stock dividends of approximately $11.8 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At December 31, 1999, the Bank had no outstanding borrowings. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the quarters ended December 31, 1999 and 1998.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At December 31, 1999 and September 30, 1999, cash and cash equivalents totaled $5.9 million and $8.4 million, respectively.

At December 31, 1999, the Bank had $48.9 million in certificates of deposits due within one year and $13.5 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At December 31, 1999, the Bank had $1.1 million in outstanding commitments to originate mortgages, excluding $1.5 million in approved but unused home equity lines of credit and $1.1 million in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 4.0%. During the first quarter of fiscal year 2000, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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

PART II.OTHER INFORMATION

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

Item 3.   Defaults Upon Senior Securities                                   None

Item 4.   Submission of Matters to a Vote of Security Holders               None

Item 5.   Other Information                                                 None

Item 6.   Exhibits and Reports on Form 8-K                                  None

          There were no Form 8-Ks filed during the quarter ended
          December 31, 1999.

          The following exhibits are filed herewith:

          Exhibit 27.....................................Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Harrodsburg First Financial Bancorp, Inc.


Date:    February 10, 2000             ------------------------------
                                       Jack Hood, President




Date:    February 10, 2000             ------------------------------
                                       Teresa W. Noel, Treasurer