Form 10-Q
period 2000-06-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2000-08-14
CIK 946738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     -----------------------------------------------------------------------


(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000.

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:             0-26570


                    Harrodsburg First Financial Bancorp, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                 61-1284899
------------------                                  ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky               40330-1620
----------------------------------------------      ---------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (859) 734-5452
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YesX No

---------------------
As of August 10, 2000, 1,615,575 shares of the registrant's common stock were issued and outstanding.

Page 1 of 17 Pages                                  Exhibit Index at Page N/A

                                    CONTENTS

                           ---------------------------




PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
                        September 30, 1999.................................................3

               Consolidated Statements of Income for the Three-Month Periods Ended
                        June 30, 2000 and 1999 (unaudited) and the Nine-Month Periods
                        Ended June 30, 2000 and 1999 (unaudited)...........................4

               Consolidated Statements of Changes in Stockholders' Equity for the
                        Nine Month Periods Ended June 30, 2000 and 1999 (unaudited)........5

               Consolidated Statements of Cash Flows for the Nine Month Periods Ended
                        June 30, 2000 and 1999 (unaudited).................................6

               Notes to Consolidated Financial Statements..................................8

Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..............................................9


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings..........................................................16
Item 2.        Changes in Securities......................................................16
Item 3.        Defaults Upon Senior Securities............................................16
Item 4.        Submission of Matters to a Vote of Security Holders........................16
Item 5.        Other Information..........................................................16
Item 6.        Exhibits and Reports on Form 8-K...........................................16

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           ---------------------------



                                                                                 As of                 As of
                                                                               June 30,         September 30,
                                                                                 2000                  1999
                                                                          ------------------    ------------------
ASSETS                                                                        (unaudited)

Cash and due from banks                                                   $     700,043           $     541,527
Interest Bearing Deposits                                                     2,640,718               7,808,786
Available-for-sale securities                                                 3,122,064               4,008,576
Held-to-maturity securities                                                   6,800,883               7,231,745
Loans receivable, net                                                        98,233,816              89,061,610
Accrued interest receivable                                                     663,267                 618,854
Property and equipment, net                                                   1,648,714               1,055,196
Other assets                                                                    103,428                  89,837
                                                                          -------------           -------------

    Total assets                                                          $ 113,912,933           $ 110,416,131
                                                                          =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $  86,308,794           $  82,018,317
Advance from Federal Home Loan Bank                                           1,500,000
Advance payments by borrowers for taxes and insurance                            68,075                  80,865
Deferred federal income tax                                                   1,094,461               1,395,875
Dividends payable                                                                                       468,701
Other liabilities                                                               211,188                 232,139
                                                                          -------------           -------------
    Total liabilities                                                        89,182,518              84,195,897
                                                                          -------------           -------------

Stockholders' equity

    Common stock, $0.10 per value, 5,000,000 shares authorized;
        2,182,125 shares issued and outstanding                                 218,213                 218,213
    Additional paid-in capital                                               21,211,558              21,194,168
    Retained earnings, substantially restricted                              11,233,697              11,187,966
    Accumulated other comprehensive income                                    2,010,744               2,595,842
    Treasury stock, 566,550 and 481,250 shares as of June 30,
         2000 and September 30, 1999, respectively                           (8,753,787)             (7,698,625)
    Unallocated employee stock ownership plan (ESOP) shares                  (1,190,010)             (1,277,330)
                                                                          -------------           -------------
         Total stockholders' equity                                          24,730,415              26,220,234
                                                                          -------------           -------------

         Total liabilities and stockholders' equity                       $ 113,912,933           $ 110,416,131
                                                                          =============           =============


         See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                           ---------------------------



                                             For the Three-Month Periods          For the Nine-Month Periods
                                                      Ended June 30,                    Ended June 30,
                                            -------------------------------     ------------------------------
                                                 2000              1999             2000              1999
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans                        $    1,866,039    $   1,704,284     $   5,411,461    $   5,061,573
   Interest and dividends on securities            126,469          116,680           372,074          427,044
   Other interest income                            47,571          125,535           175,925          324,346
                                            --------------    -------------     -------------    -------------
      Total interest income                      2,040,079        1,946,499         5,959,460        5,812,963
                                            --------------    -------------     -------------    -------------

Interest expense:
   Interest on deposits                          1,054,669          954,515         2,999,960        2,862,492
   Other interest                                    1,950                              1,950
                                            --------------    -------------     -------------    -------------
      Total interest expense                     1,056,619          954,515         3,001,910        2,862,492
                                            --------------    -------------     -------------    -------------

Net interest income                                983,460          991,984         2,957,550        2,950,471
Provision for loan losses                                                              15,000           10,000
                                            --------------    -------------     -------------    -------------
Net interest income after provision
   for loan losses                                 983,460          991,984         2,942,550        2,940,471
                                            --------------    -------------     -------------    -------------

Non-interest income:

   Loan and other service fees, net                 24,216           25,952            66,952           73,243
   Other                                             5,736            4,099            13,744           10,846
                                            --------------    -------------     -------------    -------------
      Total non-interest income                     29,952           30,051            80,696           84,089
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits                       310,029          232,961           893,248          698,607
   Occupancy expenses, net                          55,691           40,636           141,722          108,147
   Federal and other insurance premiums              4,323           12,249            21,193           36,209
   Data processing expenses                         45,243           31,989           126,677           94,794
   State franchise tax                              35,234           35,639            94,707           94,308
   Other operating expenses                        123,640           74,636           386,690          270,629
                                            --------------    -------------     -------------    -------------
      Total non-interest expense                   574,160          428,110         1,664,237        1,302,694
                                            --------------    -------------     -------------    -------------

Income before income tax expense                   439,252          593,925         1,359,009        1,721,866
Income tax expense                                 149,346          201,935           462,029          585,435
                                            --------------    -------------     -------------    -------------
Net income                                  $      289,906    $     391,990     $     896,980    $   1,136,431
                                            ==============    =============     =============    =============
Earnings per common share                   $         0.19    $        0.24     $        0.59    $        0.69
                                            ==============    =============     =============    =============
Earnings per common share
   assuming dilution                        $         0.19    $        0.24     $        0.59    $        0.69
                                            ==============    =============     =============    =============
Weighted average common shares
   outstanding                                   1,506,709        1,600,084         1,529,326        1,641,887
                                            ==============    =============     =============    =============
Weighted average common shares
   outstanding after dilutive effect             1,506,709        1,600,084         1,529,326        1,641,887
                                            ==============    =============     =============    =============




        See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             for the nine month periods ended June 30, 2000 and 1999
                                   (unaudited)
                           ---------------------------



                                                                                                           Accumulated
                                                           Common           Additional     Retained       Other Comprehensive
                                                            Stock       Paid-in Capital    Earnings           Income
                                                       --------------    -------------  --------------    -------------
Balance, September 30, 1998                             $  218,213       $21,154,129   $  11,003,179      $ 2,475,007


Comprehensive income:
   Net income                                                                              1,136,431
   Other comprehensive income, net of tax
     unrealized gains on securities                                                                           426,104


Total comprehensive income

Dividend declared                                                                           (854,975)

ESOP shares earned                                                            31,742

Purchase of common stock, 199,943 shares
                                                       --------------    -------------  --------------    -------------

Balance, June 30, 1999                                 $   218,213       $21,185,871   $  11,284,635      $ 2,901,111
                                                       =============     =============  ==============    =============

Balance, September 30, 1999                            $   218,213       $21,194,168   $  11,187,966      $  2,595,842

Comprehensive income:
   Net income                                                                                896,980
   Other comprehensive loss, net of tax
     unrealized loss on securities                                                                            (585,098)

Total comprehensive income
Dividend declared                                                                           (851,249)
ESOP shares earned                                                            17,390
Purchase of common stock, 85,300 shares
                                                       --------------    -------------  --------------    -------------

Balance, June 30, 2000                                  $  218,213        $21,211,558  $  11,233,697      $  2,010,744
                                                       ==============    =============  ==============    =============





                                                                      Unearned           Total
                                                      Treasury          ESOP          Stockholders'
                                                       Stock           Shares           Equity
                                                   --------------  -------------      --------------
Balance, September 30, 1998                        $ (4,477,515    $(1,391,400)      $  28,981,613
                                                                                     --------------

Comprehensive income:
   Net income                                                                            1,136,431
   Other comprehensive income, net of tax
     unrealized gains on securities                                                       426,104
                                                                                     --------------

Total comprehensive income                                                              1,562,535

Dividend declared                                                                        (854,975)

ESOP shares earned                                                      85,560            117,302

Purchase of common stock, 199,943 shares              (2,923,029)                      (2,923,029)
                                                  --------------   -------------     ------------

Balance, June 30, 1999                            $  (7,400,544    $(1,305,840)      $ 26,883,446
                                                  ==============   =============     ============

Balance, September 30, 1999                       $  (7,698,625)   $(1,277,330)      $ 26,220,234
                                                                                     ------------
Comprehensive income:
   Net income                                                                             896,980
   Other comprehensive loss, net of tax
     unrealized loss on securities                                                       (585,098)
                                                                                     ------------
Total comprehensive income                                                                311,882
Dividend declared                                                                        (851,249)
ESOP shares earned                                                    87,320              104,710
Purchase of common stock, 85,300 shares                           (1,055,162)           (1,055,162)
                                                  --------------   -------------     ------------

Balance, June 30, 2000                            $  (8,753,787   $(1,190,010)       $  24,730,415
                                                  ==============  ==============     =============


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           ---------------------------



                                                                           For the Nine-Month Periods
                                                                                   Ended June 30,
                                                                 -------------------------------------------------
                                                                      2000                               1999
                                                                 --------------                      -------------
Operating activities

Net income                                                       $      896,980                      $   1,136,431
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                            15,000                             10,000
    ESOP benefit expense                                                104,710                            117,302
    Provision for depreciation                                           72,956                             41,911
    Loss (gain) on sale of fixed asset                                                                       3,397
    Amortization of loan fees                                           (57,036)                           (56,095)
    Accretion/amortization of investment
      premium/discount                                                      (96)                            (3,022)
    FHLB stock dividend                                                 (80,100)                           (73,400)
    Change in:
      Interest receivable                                               (44,413)                            53,732
      Interest payable                                                    2,968                                820
      Accrued liabilities                                               (23,919)                           (65,707)
      Prepaid expense                                                   (13,591)                            (4,183)
      Income taxes payable                                                                                 126,847
                                                                 --------------                      -------------

    Net cash provided by operating activities                           873,459                          1,288,033
                                                                 --------------                      -------------

Investing activities

Net (increase) decrease in loans                                     (9,130,170)                        (2,310,969)
Maturity of securities held-to-maturity                                 500,000                          4,500,000
Principal repayments - mortgage back securities                          11,058                             10,881
Purchase of property and equipment                                     (666,474)                          (176,678)
                                                                 --------------                      -------------

    Net cash provided (used) by investing activities                 (9,285,586)                         2,023,234
                                                                 --------------                      -------------



          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)
                           ---------------------------




                                                                               For the Nine-Month Periods
                                                                                   Ended June 30,
                                                                 -------------------------------------------------
                                                                      2000                               1999
                                                                 --------------                      -------------
Financing activities

Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                     64,720                         1,453,229
Proceeds from FHLB advances                                            1,500,000
Net increase (decrease) in certificates of deposit                     4,225,757                         2,394,846
Net increase (decrease) in custodial accounts                            (12,790)                          (10,790)
Purchase of treasury stock                                            (1,055,162)                       (2,923,029)
Payment of dividends                                                  (1,319,950)                       (1,209,420)
                                                                 ---------------                   ---------------

    Net cash provided (used) by financing activities                   3,402,575                          (295,164)
                                                                 ---------------                   ---------------

    Increase (decrease) in cash and cash equivalents                  (5,009,552)                        3,016,103

Cash and cash equivalents, beginning of period                         8,350,313                         8,074,105
                                                                 ---------------                   ---------------

Cash and cash equivalents, end of period                         $     3,340,761                   $    11,090,208
                                                                 ===============                   ===============


Supplemental Disclosures

    Cash payments for:
       Interest on deposits                                      $    2,998,942                      $   2,861,673
                                                                 ==============                      =============
       Income taxes                                              $      465,000                      $     515,000
                                                                 ==============                      =============



         See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      Harrodsburg First Financial Bancorp (the "Company") was formed at the direction of First Financial Bank (the "Bank") to become the holding company of the Bank upon the conversion of the Bank from mutual to stock form (the "Conversion"). The Company's sole business is to serve as a holding company for the Bank. Accordingly, the financial statements and discussions herein include both the Company and the Bank. The Company was incorporated at the direction of the Board of Directors of the Bank in June 1995. On September 29, 1995, the Bank converted from mutual to stock form as a wholly owned subsidiary of the Company. In conjunction with the Conversion, the Company issued 2,182,125 shares of its common stock to the public.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2000.

2.    Dividends

      On March 20, 2000, the Board of Directors of the Company authorized the payment of a cash dividend of $.30 per share to all shareholders of record on March 31, 2000 payable on April 14, 2000. The total dividends paid by the Company for the nine months ended June 30, 2000 amounted to $1,319,950.

3.    Treasury Stock

      The Company repurchased a total of 38,200 shares at a total price of $453,578 during the three months ended June 30, 2000. During the nine months ended June 30, 2000, a total of 85,300 shares had been repurchased at a total price of $1,055,162.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's consolidated assets increased approximately $3.5 million, or 3.2% to $113.9 million at June 30, 2000 compared to $110.4 million at September 30, 1999. The net increase of $3.5 million was due primarily to a $9.2 million increase in net loans receivable and a $594,000 increase in net property and equipment, offset in part by a decrease of $1.3 million in investment securities and a decrease of $5.0 million in cash and interest-bearing deposits.

The Company's investment portfolio decreased approximately $1.3 million. Securities classified as available- for-sale and recorded at market value per SFAS No. 115 decreased $890,000 due solely to the decrease in market value of such securities. Securities held-to-maturity decreased $430,000 primarily due to the call of one $500,000 FHLB bond.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of retained earnings. At June 30, 2000, the Company included net unrealized gains of approximately $2,011,000 in retained earnings. At September 30, 1999, the Company included net unrealized gains of approximately $2,596,000 in retained earnings. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans receivable increased by $9.2 million, or 10.3%, from $89.0 million at September 30, 1999 to $98.2 million at June 30, 2000 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased $4.3 million, or 5.2% from $82.0 million at September 30, 1999 to $86.3 million at June 30, 2000. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders' equity decreased by $1.5 million to $24.7 million for the nine-month period ended June 30, 2000. The net decrease of $1.5 million is due to decreases of $1.1 million from the purchase of the Company's stock, the declaration of dividends totaling $851,000, and a decrease of $585,000 in net unrealized appreciation on investments held-for-sale, offset by net income for the nine-month period of $897,000 plus an increase of $105,000 related to the release of ESOP shares from collateral during the nine-month period ended June 30, 2000.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

Net Income

Net income decreased by $102,000, or 26.0%, for the three month period ended June 30, 2000 as compared to the same period in 1999. The net decrease of $102,000 was due to an increase of $146,000 in non-interest expense, and a $9,000 decrease in net interest income offset by a $53,000 decrease in income tax expense for 2000 compared to 1999.

Net Interest

Net interest income for the three months ended June 30, 2000 was $983,000 compared to $992,000 for the same period in 1999. The decrease in net interest income in 2000 of $9,000 was due to an increase of $102,000 in interest expense offset by an increase of $93,000 in interest income.

Interest Income

Interest income was $2.0 million, or 7.4% of average interest-earning assets, for the quarter ended June 30, 2000 as compared to $1.9 million, or 7.1% of average interest-earning assets, for the quarter ended June 30, 1999. Interest income increased $93,000 or 4.8% from 1999 to 2000. The change was due to an increase of $1.3 million in the average balance of interest-earning assets during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, and a 30 basis point increase in the average rate earned on interest-earning assets.

Interest Expense

Interest expense was $1.1 million, or 4.8% of average interest-bearing deposits, for the quarter ended June 30, 2000 as compared to $954,000, or 4.6% of average interest-bearing deposits, for the corresponding period in 1999. Interest expense increased by $102,000 due to an increase of $4.6 million in the average balance of interest bearing liabilities during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, and a 20 basis point increase in the average rate paid on interest bearing liabilities.

Provision for Loan Losses

There was no provision for loan losses during the quarters ended June 30, 2000 and 1999. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At June 30, 2000 and 1999, the allowance for loan losses represented .39% of total loans. The allowance for loan losses was at a level consistent with management's analysis of the loan portfolio.

Non Interest Income

Non-interest income amounted to $30,000 for both quarters ended June 30, 2000 and 1999. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $24,000 and $26,000 for 2000 and 1999, respectively.

Non Interest Expense

Non-interest expense increased approximately $146,000, or 34.1% to $574,000 for the quarter ended June 30, 2000 compared to $428,000 for the comparable period in 1999. Non-interest expense was 2.0% and 1.6% of average assets for the three-month period ended June 30, 2000 and 1999, respectively. The increase of $146,000 was due primarily to increases of $77,000 in compensation and benefits, $15,000 in occupancy expenses, $13,000 in data processing expenses, and $49,000 in other operating expenses offset by a decrease of $8,000 in federal and other insurance premiums. The increase of $77,000 in compensation and benefits is primarily due to the addition of a new Chief Executive Officer effective October 1, 1999, four additional employees hired for the new branch office in Lawrenceburg, Kentucky, which opened February 14, 2000, and normal salary increases. The increase of $15,000 in occupancy expenses, $13,000 in data processing, and the increase of $49,000 in other operating expenses were all related to the operations of a new branch office in the quarter ended June 30, 2000, which is located in Lawrenceburg, Kentucky.

Income Taxes

The provision for income tax expense amounted to approximately $149,000 and $202,000 for the quarters ended June 30, 2000 and 1999, respectively, which as a percentage of income before income tax expenses amounted to 34.0% for both periods.

Results of Operations for the Nine Months Ended June 30, 2000 and 1999

Net Income

Net income decreased by $239,000 or 21.1% for the nine-month period ended June 30, 2000 as compared to the same period in 1999. The net decrease of $239,000 was due to an increase of $361,000 in non-interest expense, an increase of $5,000 in the provision for loan losses, and a $3,000 decrease in non-interest income offset by a $7,000 increase in net interest income, and a $123,000 decrease in income tax expense.

Interest Income

Interest income was $5.9 million, or 7.3% of average interest-earning assets for the nine-month period ended June 30, 2000 compared to $5.8 million, or 7.1% of average-earning assets for the nine-month period ended June 30, 1999. Interest income increased by $146,000 or 2.5% from 1999 to 2000. The increase in interest income was due to an increase of 20 basis points in the average rate earned plus a $665,000 increase in the average balance of interest-earning assets during the nine-month period ended June 30, 2000 compared to the nine-month period ended June 30, 1999.

Interest Expense

Interest expense was $3.0 million, or 4.7% of average interest-bearing deposits, for the nine-month period ended June 30, 2000 as compared to $2.9 million, or 4.7% of average interest-bearing deposits, for the corresponding period in 1999. Interest expense increased by $139,000 or 4.9% from 1999 to 2000. The increase in interest expense was due primarily to a $3.8 million increase in the average balance of interest bearing liabilities for the period ended June 30, 2000 compared to the corresponding period in 1999.

Provision for Loan Losses

The provision for loan losses during the nine-month period ended June 30, 2000 amounted to $15,000 as compared to $10,000 for the corresponding period in 1999. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $81,000 and $84,000 for the nine-month periods ended June 30, 2000 and 1999, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $67,000 and $73,000 for the nine-month period ended June 30, 2000 and 1999, respectively.

Non-Interest Expense

Non-interest expense increased $361,000 or 27.8% to $1.7 million for the nine-month period ended June 30, 2000 compared to $1.3 million for the comparable period in 1999. Non-interest expense was 2.0% and 1.6% of average assets for the nine-month periods ended June 30, 2000 and 1999, respectively. The increase of $361,000 was due primarily to an increase of $195,000 in compensation and benefits, $33,000 in occupancy expenses, $32,000 in data processing expenses, and $116,000 in other operating expenses, offset by a $15,000 decrease in federal and other insurance premiums. The increase of $195,000 in compensation and benefits is primarily due to the addition of a new Chief Executive Officer effective October 1, 1999, four additional employees hired for the new branch office in Lawrenceburg, Kentucky and normal salary increases. The increase of $33,000 in occupancy expenses, $32,000 in data processing expenses, and $116,000 in other operating expenses was due to the operations of the new branch office, which began operations effective February 14, 2000 and expenses incurred in changing the name of the bank effective January 1, 2000.

Income Taxes

The provision for income tax expense amounted to approximately $462,000 and $585,000 for the nine-month periods ended June 30, 2000 and 1999, respectively, which as a percentage of income before income tax expense amounted to a 34.0% for both periods.

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



                                                                               June 30,            September 30,
                                                                                 2000                  1999
                                                                           ---------------       ---------------
                                                                                  (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
  Real Estate:

      Residential...............................................           $             -         $             -
                                                                            --------------          --------------
Total       ....................................................                         -                       -
                                                                           ---------------         ---------------
Accruing loans which are contractually past due 90 days or more:
  Real Estate:
      Residential...............................................                       411                     214
      Other ....................................................                        99                      23
      Consumer..................................................                        49                      44
                                                                           ---------------         ---------------
Total       ....................................................                       559                     281
                                                                           ---------------         ---------------
Total of non-accrual and 90 day past due loans..................           $           559         $           281
                                                                           ===============         ===============
Percentage of net loans.........................................                      .57%                    .32%
                                                                           ===============         ===============
Other non-performing assets(2)....................................           $             -         $             -
                                                                           ===============         ===============


At June 30, 2000, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the nine months ended June 30, 2000 on the loans in the table above, has been included in income.

At June 30, 2000, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

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

The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):



                                                                        June 30, 2000
                                    --------------------------------------------------------------------------------------
                                                                                                        To be Well
                                                                                                     Capitalized Under
                                                                         For Capital                 Prompt Corrective
                                                                      Adequacy Purposes              Action Provisions
                                    -------------------------     -------------------------      -------------------------
                                             Actual                       Required                       Required
                                    -------------------------     -------------------------      -------------------------
                                       Amount         %              Amount         %               Amount         %
                                    ------------ ------------     ------------ ------------      -------------- ----------
Core capital                        $     21,545    19.4%         $      4,435     4.0%          $      6,652         6.0%
Tangible capital                    $     21,545    19.4%         $      1,663     1.5%                   N/A          N/A
Total Risk based capital            $     21,917    21.1%         $      8,318     8.0%          $     10,397        10.0%
Leverage                            $     21,545    19.4%                  N/A     N/A           $      5,543         5.0%




                                                                      September 30, 1999
                                    --------------------------------------------------------------------------------------
                                                                                                        To be Well
                                                                                                     Capitalized Under
                                                                         For Capital                 Prompt Corrective
                                                                      Adequacy Purposes              Action Provisions
                                    -------------------------     -------------------------      -------------------------
                                             Actual                       Required                       Required
                                    -------------------------     -------------------------      -------------------------
                                       Amount         %              Amount         %               Amount         %
                                    ------------ ------------     ------------ ------------      -------------- ----------
Core capital                        $     22,556    21.2%         $      4,260     4.0%          $      6,390         6.0%
Tangible capital                    $     22,556    21.2%         $      1,598     1.5%                   N/A          N/A
Total Risk based capital            $     22,906    36.9%         $      4,961     8.0%          $      6,201        10.0%
Leverage                            $     22,556    21.2%                  N/A     N/A           $      5,325         5.0%


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS adopted final rules based upon FDICIA's five capital tiers. The rules provide that a savings bank is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage capital ratio is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Bank was deemed to be "well capitalized" as of June 30, 2000 and September 30, 1999. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At June 30, 2000, the Bank could pay common stock dividends of approximately $12.1 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At June 30, 2000, the Bank had advances from FHLB totaling $1.5 million. The Bank utilizes FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the nine-month periods ended June 30, 2000 and 1999.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At June 30, 2000 and September 30, 1999, cash and cash equivalents totaled $3.4 million and $8.4 million, respectively.

At June 30, 2000, the Bank had $47.9 million in certificates of deposits due within one year and $17.0 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At June 30, 2000, the Bank had $2.9 million in outstanding commitments to originate mortgages, excluding $1.6 million in approved but unused home equity lines of credit and $1.2 million in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 4.0%. During the third quarter of fiscal year 2000, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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




PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings..............................................................................None

Item 2.            Changes in Securities..........................................................................None

Item 3.            Defaults Upon Senior Securities................................................................None

Item 4.            Submission of Matters to a Vote of Security Holders............................................None

Item 5.            Other Information..............................................................................None

Item 6.            Exhibits and Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended
                   June 30, 2000.

                   Exhibit 27..................................................................Financial Data Schedule



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Harrodsburg First Financial Bancorp, Inc.

Date:     August 10, 2000
                             --------------------------------------------------
                             Jack Hood, President




Date:     August 10, 2000
                             --------------------------------------------------
                             Teresa W. Noel, Treasurer