Form 10-K
period 2000-09-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2000-12-20
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        September 30, 2000
                          ------------------------------------------------------

                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission Number:  0-26570

                    HARRODSBURG FIRST FINANCIAL BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                      Delaware                           61-1284899
------------------------------------------------   -------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
  or organization)                                       Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky           40330-1620
------------------------------------------------  --------------------------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code:     (859) 734-5452
                                                     --------------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                             ----------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and ask price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations System on December 6, 2000, was $14,998,000.

         As of December 6, 2000 there were issued and outstanding 1,514,875 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000. (Parts I, II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2000  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

         Harrodsburg First Financial Bancorp (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to Stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the company.

Item 1.  Business
-----------------

General

         The Company is the holding company for First Financial Bank (the "Bank") and as a unitary savings and loan holding company is generally not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. References to the Company or Registrant generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Bank is a federally chartered stock savings bank headquartered in Harrodsburg, Kentucky. It is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") in Cincinnati, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by one- to four-family residential real estate, non-residential real estate, and commercial loans. To a lesser extent, the Bank also originates multi-family real estate loans and consumer loans.

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Registrant's market area of Mercer and Anderson Counties, Kentucky. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, deferred loan origination fees and costs and allowance for loan losses) as of the dates indicated.

                                                       At September 30,
                                       -----------------------------------------
                                              2000                   1999
                                       --------------------    -----------------
                                          Amount    Percent    Amount    Percent
                                          ------    -------    ------    -------
                                                   (Dollars in Thousands)
Type of Loans:
-------------
Real Estate:
  One-to four-family residential.......  $79,826     76.31%   $70,639     76.88%
  Multi-family.........................    2,941      2.81      3,720      4.05
  Agricultural.........................    4,245      4.05      4,542      4.94
  Commercial...........................    7,296      6.97      5,148      5.60
  Construction.........................    6,319      6.04      4,122      4.49
Consumer:
  Home equity..........................    1,775      1.70      1,830      1.99
  Other(1).............................    1,658      1.59      1,399      1.52
  Savings account......................      551       .53        484       .53
                                        --------    ------    -------    ------
      Total loans receivable...........  104,611    100.00%    91,884    100.00%
                                                    ======               ======
Less:
  Loans in process.....................    2,947                2,042
  Deferred loan origination fees
   and costs, net......................      411                  410
  Allowance for loan losses............      372                  370
                                        --------              -------
Loans receivable, net.................. $100,881              $89,062
                                        ========              =======

----------------------
(1)      Includes home improvement, personal loans, auto and commercial loans.

Loan Maturity Tables

         The following table sets forth the maturity of the Bank's loan portfolio at September 30, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $27.8 million for the year ended September 30, 2000. Adjustable- rate mortgage loans are shown as maturing based on contractual maturities.

                                         Due    Due after
                                       within   1 through    Due after
                                       1 year    5 years      5 years     Total
                                       ------    -------      -------     -----
                                                   (In Thousands)
One- to four-family residential......  $  100     $1,231     $ 78,495   $ 79,826
Multi-family, agricultural and
commercial...........................       4        118       14,360     14,482
Construction.........................       -          -        6,319      6,319
Consumer.............................   1,207        677        2,100      3,984
                                       ------     ------     --------   --------
Total................................  $1,311     $2,026     $101,274   $104,611
                                       ======     ======     ========   ========

         The following table sets forth as of September 30, 2000 the dollar amount of all loans due after September 30, 2001, which have fixed rates of interest and floating or adjustable interest rates.

                                                                   Floating or
                                              Fixed Rates        Adjustable Rates      Total
                                              -----------        ----------------      -----
                                                                 (In Thousands)
One- to four-family residential..............     $22,260            $57,466          $ 79,726
Multi-family, agricultural and commercial....         910             13,568            14,478
Construction.................................       1,070              5,249             6,319
Consumer.....................................         639              2,138             2,777
                                                  -------            -------          --------
Total........................................     $24,879            $78,421          $103,300
                                                  =======            =======          ========

         One- to Four-Family Residential Loans. The Registrant's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Registrant's primary market area. The Registrant generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 85% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 85% of the value of the mortgaged property typically require private mortgage insurance in the amount of 25% to 30% of the loan amount.

         The Registrant offers three types of residential ARM's, all of which use the index value of the National Monthly Median Cost of Funds Ratio to SAIF-Insured Institutions plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to four-family property loan is 1% higher than on an owner-occupied property loan. The Registrant's adjustable-rate one-to four-family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. The Registrant originates, to a limited extent, 10 year, 15 year, 20 and 30 year term fixed-rate mortgages on one- to four-family, owner-occupied homes with loan to value ratios of 85% or less.

         Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, depositors and borrowers within the Bank's lending area. Mortgage loans originated and held by the Registrant in its portfolio generally include due-on-sale clauses which provide the Registrant with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Registrant's consent.

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

         Construction Loans. The Registrant engages in construction lending involving loans to qualified borrowers for construction of one- to four-family dwellings, multi-family residential units, commercial buildings and churches, with the intent of such loans converting to permanent financing upon completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as the Registrant's permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which the borrower is not required to make monthly payments. If construction improvements are not completed at the end of six months, accrued interest must be paid to date. Accrued interest must be paid at completion of construction to the first day of the following month, and monthly payments start the first day of the following month after the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Registrant's permanent mortgage loan financing for the subject property and must execute a construction loan agreement.

         Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. The Registrant has sought to minimize this risk by requiring precise construction cost estimates, specifications, and drawing plans from qualified borrowers in the Registrant's market area.

         Multi-Family and Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Registrant originates loans secured by commercial real estate and multi-family properties. The multi-family and commercial real estate loans originated by the Registrant have generally been made to individuals, small businesses and partnerships. They have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Registrant benefits from originating such loans due to higher adjustable interest rates. Adjustable-rate loans for this type of lending have a margin that is 1% higher than the margin added to single family owner-occupied property loan. The Registrant's multi-family residential and commercial real estate loans are adjustable-rate loans with terms of 25 years or less, with loan-to-value ratios not exceeding 80%. As of September 30, 2000, loans on multi-family residential and commercial real estate properties constituted approximately $10.2 million, or 9.8% of the Registrant's total loan portfolio.

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

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. To minimize these risks, the Registrant generally limits loans of this type to its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Registrant. The Registrant's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is the Registrant's current practice to obtain personal guarantees from all principals obtaining this type of loan. For the small total dollar amount of loans secured by church real estate that are originated by the Registrant, repayment is dependent upon the continuing financial support of the church's members. The Registrant also obtains appraisals on each property. All appraisals on commercial and multi-family real estate are reviewed by the Registrant's management.

         Agricultural Loans. The Registrant engages in lending on improved farm land with no dwelling, building lots and building acreage sites. The Registrant benefits from originating such loans due to higher origination fees and adjustable interest rates. These properties must have good road access. The loan to value ratio for this type of loan is 75% or less with a maximum loan term of 15 years. An adjustable- rate loan for this type of lending has a margin that is 1% higher than the margin added to one- to four-family owner-occupied property loans.

         The Registrant also engages in loans for improved farm land with dwelling. The loan to value ratio for this type of loan is 80% or less with a maximum term of 25 years. These loans can be set up with payment of interest collected semi-annually and principal yearly as well as monthly principal and interest payments.

         Consumer Lending. The Registrant originates consumer loans on either a secured or unsecured basis. These loans generally require a pre-existing relationship with the Registrant. The Registrant generally makes certificate of deposit loans for terms of up to six months in amounts up to the face amount of the certificate. The interest rate charged on these loans is 1% higher than the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Registrant as collateral for the loan.

         Consumer loans may entail greater risk than residential loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         Loan Approval Authority and Underwriting. The Registrant has established various lending limits for its officers and maintains a loan committee. The loan committee consists of Arthur L. Freeman, Chairman of the Board and Chief Executive Officer, Jack D. Hood, President and Chief Operating Officer, and Wickliffe T. Asbury, Executive Vice President, Charles W. Graves, Jr., Senior Vice President, and Vice Presidents Gay Gaines and James Baxter. Messrs. Freeman, Hood, and Asbury, each have the authority to approve secured loan applications up to $300,000 and unsecured loans of up to $30,000. Messrs. Graves and Gaines, each have the authority to approve secured loan applications up to $200,000 and unsecured loans of $20,000, and Mr. Baxter has the authority to approve secured applications up to $150,000 and unsecured loans of $15,000. Any two officers may join together to approve loans, but only to the limit of the higher authority of the two officers. The loan committee approves loans that exceed the limits established for individual officers and may approve secured loans of up to $500,000 and unsecured loans of $50,000. The Board of Directors must approve all loans that exceed the lending limit of the loan committee.

         For all loans originated by the Registrant, upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. All appraisals are reviewed by officers of the Registrant designated by the Board of Directors. An independent appraiser designated and approved by the Board of Directors of the Registrant is utilized for all real estate mortgage loans. For construction/permanent loans, the funds advanced during the construction phase are held in a loan-in- process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by an independent contractor hired by the Registrant or in some cases by an officer of the Bank. For real estate loans the Registrant will require either title insurance or a title opinion. Borrowers must also obtain fire and casualty, hazard or flood insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

         Loan Commitments. The Registrant issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 20 days of the date of issuance. At September 30, 2000, the Registrant had $6.7 million of commitments to cover originations, undisbursed funds for loans-in-process and unused lines of credit.

Non-Performing and Problem Assets

         Loan Delinquencies. The Registrant monitors delinquencies on all types of loans closely. If such loans later become delinquent, the Registrant contacts and works with the borrower to resolve the delinquency before initiating foreclosure proceedings. The Registrant's collection procedures provide that when a mortgage loan is 10 days past due, a notice of nonpayment is sent. Delinquent notices are sent if the loan becomes delinquent for more than 30 days. If payment is still delinquent after 60 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Registrant. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, management will generally initiate legal proceedings.

         Loans are reviewed on a monthly basis by management and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non- accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned and certain other repossessed assets and loans. As of the dates indicated, the Registrant had no loans categorized as troubled debt restructuring within the meaning of SFAS 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118.

                                                           At September 30,
                                                        -----------------------
                                                         2000              1999
                                                         ----              ----
                                                             (In Thousands)
Loans accounted for on a non-accrual basis:
Total.............................................       $ --              $ --
Accruing loans which are contractually past
 due 90 days or more:
Mortgage loans:
  Construction loans..............................         --                --
  Permanent loans secured by 1 to 4 family
    dwelling units................................        446               214
  All other mortgage loans........................         16                23
 Non-mortgage loans:
  Commercial......................................         --                --
  Consumer........................................         55                44
                                                         ----              ----
Total.............................................        517               281
                                                         ----              ----
Total non-accrual and accrual loan................        517               281
Real estate owned.................................         --                --
                                                         ----              ----
Total non-performing assets.......................       $517              $281
                                                         ====              ====
Total non-performing loans to net loans...........        .51%              .32%
                                                         ====              ====
Total non-performing loans to total assets........        .44%              .25%
                                                         ====              ====
Total non-performing assets to total assets.......        .44%              .25%
                                                         ====              ====

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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:


                                                    At September 30, 2000
                                                    ---------------------
                                                       (In Thousands)

Special Mention..................                            $  77
Substandard......................                              405
Doubtful.........................                                -
Loss.............................                                -
                                                             -----
Total............................                            $ 482
                                                             =====

         Allowance for Loan Losses. It is management's policy to provide for losses on loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Registrant's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions, and the relationship of the allowance for loan losses to outstanding loans.

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates and for the periods indicated:


                                                           At or For the Year
                                                           Ended September 30,
                                                         -----------------------
                                                             2000          1999
                                                         --------      --------

(Dollars in Thousands)

Total loans outstanding ............................     $104,611      $ 91,884
                                                         ========      ========
Average loans outstanding ..........................     $ 95,726      $ 86,754
                                                         ========      ========

Allowance balances (at beginning of  period) .......     $    370      $    335
Provision (credit):
  Residential ......................................           15            15
  Consumer .........................................           --            20
Net Charge-offs (recoveries):
  Residential ......................................           --            --
  Consumer .........................................           13            --
                                                         --------      --------
Allowance balance (at end of period) ...............     $    372      $    370
                                                         ========      ========
Allowance for loan losses as a percent
  of total loans outstanding .......................          .36%          .41%
Net loans charged off as a percent of
  average loans outstanding ........................          .01%           --

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                              At September 30,
                                              -------------------------------------------
                                                     2000                  1999
                                              --------------------   --------------------
                                                        Percent of             Percent of
                                                         Loans to               Loans to
                                              Amount   Total Loans   Amount   Total Loans
                                              ------   -----------   ------   -----------
                                                   (Dollars in Thousands)
Real estate mortgage:
  One- to four-family residential.........     $264        76.31%     $264       76.88%
  Multi-family...........................        10         2.81        15        4.05
  Agricultural............................       15         4.05        18        4.94
  Commercial..............................       26         6.97        21        5.60
  Residential construction................       22         6.04        17        4.49
Consumer(1)...............................       35         3.82        35        4.04
                                               ----       ------      ----      ------
    Total allowance for loan
      losses..............................     $372       100.00%     $370      100.00%
                                               ====       ======       ===      ======

-----------------------
(1)      For 2000 and  1999,  respectively,  includes  $21,000  and  $20,000  of
         specific  reserves   attributable  to  two  particular  loans  and  not
         available for other loan losses.

Investment Activities

         The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2000, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $6.8 million and $4.2 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2000, the Registrant's securities available for sale had an amortized cost of $75,000 and market value of $4.2 million. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2000, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass- through certificates market.

         At September 30, 2000, the Registrant's securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant's equity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities at the dates indicated.


                                                          At September 30,
                                                      2000              1999
                                                     ------            -------
                                                          (In Thousands)
Investment Securities available for sale:
FHLMC securities................................     $ 4,167           $ 4,009
                                                     -------           -------
  Total.........................................       4,167             4,009
                                                     -------           -------
Investment securities held to maturity:
  FHLB Stock and bonds .........................       6,801             7,191
                                                     -------           -------
  Mortgaged-backed securities...................          25                40
                                                     -------           -------
 Total..........................................       6,826             7,231
                                                     -------           -------
 Total investment securities....................      10,993            11,240
                                                     =======           =======

         Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Registrant's investment securities portfolio at September 30, 2000. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                  As of September 30, 2000
                                 ---------------------------------------------------------------------------------------------------
                                                     More Than One to  More Than Five to       More than            Total
                                 One Year or Less       Five Years       Ten Years             Ten Years    Investment Securities
                                 -----------------  -----------------  ----------------  ---------------- --------------------------
                                 Carrying  Average  Carrying  Average  Carrying Average  Carrying Average Carrying Average   Market
                                  Value     Yield    Value    Yield     Value    Yield    Value    Yield   Value    Yield    Value
                                 -------   -------  --------  -------  -------  -------  -------- ------- -------- -------  -------
                                                                                            (Dollars in Thousands)
Investments securities
available for sale:
FHLMC Securities ..............  $ 4,167    1.24%   $     -      -%   $     -      -%   $     -      -%   $ 4,167   1.24%   $ 4,167
                                 -------   ------   -------   ----    -------   ----    -------   ----    -------   ----    -------
Investment securities held to
 maturity:
Bonds - U.S. Government and
   Federal agencies ...........        -       -      5,000   6.30          -      -          -      -      5,000   6.3       4,910
GNMA PC .......................        -       -          -      -         25   7.26          -      -         25   7.26         26
FHLB Stock ....................        -       -          -      -          -      -      1,587   7.16      1,587   7.16      1,587
Bonds - Municipal .............      105                      4.21        109   5.38          -      -        214   4.81        209
                                 -------   ------   -------   ----    -------   ----    -------   ----    -------   ----    -------
  Total .......................        -       -      5,105   6.20        134   5.73      1,587   7.16      6,826   6.46      6,732
                                 -------   ------   -------   ----    -------   ----    -------   ----    -------   ----    -------
Total investment securities ...  $ 4,167    1.24%   $ 5,105   6.20%   $   134   5.73%   $ 1,587   7.16%   $10,993   4.48%   $10,899
                                 =======   ======   =======   ====    =======   ====    =======   ====    =======   ====    =======

Sources of Funds

         General. Deposits are the major external source of the Registrant's funds for lending and other investment purposes. The Registrant derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2000, the Registrant had no brokered accounts.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000.


                                                      Certificates
                                                       of Deposit
                                                       ----------
Maturity Period                                      (In Thousands)
---------------
Three months or less.............................        $1,625
More than three through six months...............         2,750
More than six through twelve months..............         3,184
Over twelve months...............................         2,238
                                                         ------
   Total.........................................        $9,797
                                                         ======

         The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

                                            Year Ended September 30,
                                   -------------------------------------------
                                           2000                  1999
                                    -------------------  ---------------------
                                    Average   Average     Average     Average
                                    Balance     Rate      Balance      Rate
                                    -------     ----      -------      ----
                                               (Dollars in Thousands)
Deposit Category:

Demand Accounts(1).............     $10,990     2.17%     $ 9,645        2.27%
Passbook Accounts..............       7,182     2.75        7,553        2.80
Certificates...................      67,215     5.47       63,824        5.32
                                    -------               -------
                                    $85,387     4.86%     $81,022        4.71%
                                    =======     ====      =======       =====

------------
(1) Includes non-interest bearing accounts, which represent less than 10% of total deposits.

         Borrowings. Deposits are the primary source of funds of the Registrant's lending and investment activities and for its general business purposes. The Registrant may obtain advances from the FHLB of Cincinnati to supplement its supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of the Registrant's stock in the FHLB of Cincinnati and a portion of the Registrant's first mortgage loans and certain other assets. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2000, the Registrant borrowings totaled $3.5 million, which was short-term.

Subsidiary Activity

         The Bank has one wholly owned subsidiary, Harrodsburg Savings and Loan Service Corporation (the "Service Corporation"). Incorporated in Kentucky in 1978, the Service Corporation has been inactive since its acquisition of the stock.

Personnel

         As of September 30, 2000, the Registrant had 21 full-time and no part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Recent Regulation

         The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Act") authorized qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. The Company, however, as a grandfathered unitary thrift holding company under the Act will retain its authority to engage in nonfinancial activities.

         In addition, the GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators have promulgated final regulations implementing these provisions, which will become effective July 1, 2001.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At September 30, 2000, the Registrant's lending limit for loans to one borrower was approximately $6.2 million and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the aggregate annual amount of capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At September 30, 2000, the Bank was in compliance with its QTL requirement.

         Federal  Home  Loan  Bank  System.  The Bank is a member of the FHLB of
Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item  2.  Properties
--------------------

         The Registrant operates from its main office and two full service branch offices. The following table sets forth information regarding the Registrant's properties:


                                                          Original
                                            Leased          Date
Location                                   or Owned       Acquired
--------                                   --------       --------

MAIN OFFICE:
104 South Chiles Street                      Owned          1964
Harrodsburg, Kentucky 40330

BRANCH OFFICE:                               Owned          1973
216 South Main Street
Lawrenceburg,Kentucky

BRANCH OFFICE:                               Owned          1998
1015 Cross Road Drive
Lawrenceburg, Kentucky

Item 3.  Legal Proceedings
--------------------------

         The Registrant, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Registrant. There were no material lawsuits pending or known to be contemplated against the Bank or the Company at September 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

         The information contained under the section captioned "Market and Dividends Information" in the 2000 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The information contained in the table captioned "Selected Financial and Other Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The information contained in the section captioned "Market Risk" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Registrant's financial statements listed in Item 14 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" and "-- Biographical Information" in the 2000 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of

                  Certain Beneficial Owners" and "Proposal I -- Election of Directors" of the Proxy Statement.

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated statements of financial conditions of Harrodsburg First Financial Bancorp, Inc. as of September 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended September 30, 2000, together with the related notes and the independent auditors' report of Miller, Mayer, Sullivan & Stevens LLP, independent accountants.

         2.       Schedules omitted as they are not applicable.

         3        Exhibits

         (a)      The following exhibits are filed as part of this report.

          3.1 Certificate of Incorporation of Harrodsburg First Financial Bancorp, Inc.*
          3.2     Bylaws of Harrodsburg First Financial Bancorp, Inc.*
         10.1     1996 Stock Option Plan**
         10.2     Restricted Stock Plan and Trust Agreement**
         10.3     Form of Employment Agreement Jack D. Hood
         10.4     Employment Agreement Arthur L. Freeman
         13.0     Portions of the 2000 Annual Report to Stockholders
         21.0     Subsidiary Information (See Item 1 - Description of Business)
         27.0     Financial Data Schedule (in electronic filing only)

         (b)      Reports on Form 8-K.
                           None.

* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458.
** Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on December 29, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 20, 2000.

                           HARRODSBURG FIRST FINANCIAL BANCORP, INC.


                           By:  /s/Arthur L. Freeman
                                ------------------------------------------------
                                Arthur L. Freeman
                                Chief Executive Officer and Chairman
                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by December 20, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

By:      /s/Arthur L. Freeman                        By: /s/Jack D. Hood
         --------------------------------------          ------------------------------------------
         Arthur L. Freeman                                Jack D. Hood
         Chief Executive Officer and Chairman             President and Director
         (Duly Authorized Representative)


By:      Wickliffe T. Asbury, Sr.                    By:  /s/Thomas Les Letton
         --------------------------------------          ------------------------------------------
         Wickliffe T. Asbury, Sr.                         Thomas Les Letton
         Vice President and Director                      Director


By:      /s/Jack L. Coleman, Jr.                     By:  /s/W. Dudley Shryock
         --------------------------------------          ------------------------------------------
         Jack L. Coleman, Jr.                             W. Dudley Shryock
         Director                                         Director


By:      /s/Teresa W. Noel
         --------------------------------------
         Teresa W. Noel
         Treasurer and Chief Financial Officer
         (Chief Financial and Accounting Officer)
