Form 10QSB
period 2000-12-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2001-02-14
CIK 946738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     -----------------------------------------------------------------------


                                  FORM 10-QSB




(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000.


                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number: 0-26570


                   Harrodsburg First Financial Bancorp, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                        61-1284899
--------------                                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                  40330-1620
----------------------------------------------                -------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (859) 734-5452
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YesX No

As of February 8, 2001, 1,400,867 shares of the registrant's common stock were issued and outstanding.

Page 1 of 15 Pages                                   Exhibit Index at Page N/A
                                                                          -----

                                    CONTENTS

                           ---------------------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2000 (unaudited) and
                 September 30, 2000.........................................................................3

         Consolidated Statements of Income for the Three-Month Periods Ended
                 December 31, 2000 and 1999 (unaudited).....................................................4

         Consolidated Statements of Changes in Stockholders' Equity for the
                 Three Month Periods Ended December 31, 2000 and 1999 (unaudited)...........................5

         Consolidated Statements of Cash Flows for the Three Month Periods Ended
                 December 31, 2000 and 1999 (unaudited).....................................................6

         Notes to Consolidated Financial Statements.........................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
                          Results of Operations.............................................................8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................14
Item 2.  Changes in Securities.............................................................................14
Item 3.  Defaults Upon Senior Securities...................................................................14
Item 4.  Submission of Matters to a Vote of Security Holders...............................................14
Item 5.  Other Information.................................................................................14
Item 6.  Exhibits and Reports on Form 8-K..................................................................14

SIGNATURES


            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                               ------------------



                                                                                 As of             As of
                                                                               December 31,    September 30,
                                                                                  2000             2000
                                                                              -------------    -------------
ASSETS                                                                         (unaudited)

Cash and due from banks                                                       $     570,607    $     564,340
Interest Bearing Deposits                                                         4,211,533        2,466,827
Available-for-sale securities                                                     5,309,436        4,167,377
Held-to-maturity securities                                                       6,855,539        6,826,520
Loans receivable, net                                                           101,900,249      100,881,267
Accrued interest receivable                                                         676,226          656,057
Property and equipment, net                                                       1,710,557        1,735,162
Other assets                                                                         86,482           95,092
                                                                              -------------    -------------

    Total assets                                                              $ 121,320,629    $ 117,392,642
                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                      $  88,883,183    $  86,473,131
Advances from Federal Home Loan Bank                                              5,500,000        3,500,000
Advance payments by borrowers for taxes and insurance                                 1,514           87,979
Deferred federal income tax                                                       1,838,167        1,488,806
Dividends payable                                                                                    445,902
Other liabilities                                                                   334,691          155,973
                                                                              -------------    -------------
    Total liabilities                                                            96,557,555       92,151,791
                                                                              -------------    -------------

Stockholders' equity
  Common stock, $0.10 per value, 5,000,000 shares authorized; 1,387,997 and
      1,498,015 shares issued and outstanding at
      December 31, 2000 and September 30, 2000, respectively                        218,213          218,213
  Additional paid-in capital                                                     21,221,336       21,215,999
  Retained earnings, substantially restricted                                    11,218,613       11,038,055
  Accumulated other comprehensive income                                          3,454,410        2,700,651
  Treasury stock, 680,750 and 568,050 shares as of December 31,
         2000 and September 30, 2000, respectively                              (10,215,718)      (8,771,467)
  Unallocated employee stock ownership plan (ESOP) shares                        (1,133,780)      (1,160,600)
                                                                              -------------    -------------
    Total stockholders' equity                                                   24,763,074       25,240,851
                                                                              -------------    -------------

    Total liabilities and stockholders' equity                                $ 121,320,629    $ 117,392,642
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

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                               ------------------



                                                     For the Three-Month Periods
                                                          Ended December 31,
                                                     ---------------------------
                                                         2000            1999
                                                      ----------      ----------
Interest income:
   Interest on loans                                  $1,999,586      $1,726,259
   Interest and dividends on securities                  128,252         120,951
   Other interest income                                  39,065          73,733
                                                      ----------      ----------
       Total interest income                           2,166,903       1,920,943
                                                      ----------      ----------

Interest expense:
   Interest on deposits                                1,175,810         953,332
   Interest on other borrowings                          101,163
                                                      ----------      ----------
       Total interest expense                          1,276,973         953,332
                                                      ----------      ----------

Net interest income                                      889,930         967,611
Provision for loan losses                                 35,000
                                                      ----------      ----------
Net interest income after provision for loan losses      854,930         967,611
                                                      ----------      ----------

Non-interest income:
   Loan and other service fees, net                       28,894          22,251
   Other                                                   4,242           3,797
                                                      ----------      ----------
                                                          33,136          26,048
                                                      ----------      ----------
Non-interest expense:
   Compensation and benefits                             327,891         276,107
   Occupancy expenses, net                                58,755          38,361
   Federal and other insurance premiums                    4,433          12,462
   Data processing expenses                               49,794          36,280
   State franchise tax                                    31,277          35,254
   Other operating expenses                              142,343         124,821
                                                      ----------      ----------
                                                         614,493         523,285
                                                      ----------      ----------

Income before income tax expense                         273,573         470,374
Income tax expense                                        93,015         159,927
                                                      ----------      ----------
Net income                                            $  180,558      $  310,447
                                                      ==========      ==========
Earnings per common share                             $      .13      $      .20
                                                      ==========      ==========
Earnings per common share assuming dilution           $      .13      $      .20
                                                      ==========      ==========
Weighted average common shares outstanding             1,434,819       1,566,741
                                                      ==========      ==========
Weighted average common shares outstanding
   after dilutive effect                               1,434,819       1,566,741
                                                      ==========      ==========



          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          for the three month periods ended December 31, 2000 and 1999
                                  (unaudited)
                               ------------------





                                                            Additional
                                               Common        Paid-in       Retained
                                               Stock         Capital       Earnings
                                            ------------  -------------   -----------

Balance, September 30, 1999                 $    218,213  $  21,194,168   $11,187,966

Comprehensive income:
   Net income                                                                 310,447
   Other comprehensive loss, net of tax
     unrealized gains on securities


Total comprehensive income

Dividend declared                                                            (393,438)

ESOP shares earned                                                8,099


Purchase of common stock, 18,700 shares

                                            ------------  -------------   -----------
Balance, December 31, 1999                  $    218,213  $  21,202,267   $11,104,975
                                            ============  =============   ===========

Balance, September 30, 2000                 $    218,213  $  21,215,999   $11,038,055

Comprehensive income:
   Net income                                                                 180,558
   Other comprehensive gain, net of tax
     unrealized gains on securities

Total comprehensive income
ESOP shares earned                                                5,337

Purchase of common stock, 112,700 shares
                                            ------------  -------------   -----------
Balance, December 31, 2000                  $    218,213  $  21,221,336   $11,218,613
                                            ============  =============   ===========




                                             Accumulated
                                                Other                       Unearned            Total
                                            Comprehensive    Treasury         ESOP           Stockholders'
                                               Income          Stock         Shares             Equity
                                             ------------   ------------    ------------    -------------

Balance, September 30, 1999                  $  2,595,842   $ (7,698,625)   $ (1,277,330)   $  26,220,234
                                                                                            -------------

Comprehensive income:
   Net income                                                                                     310,447
   Other comprehensive loss, net of tax
     unrealized gains on securities              (251,211)                                       (251,211)
                                                                                            -------------


Total comprehensive income                                                                         59,236

Dividend declared                                                                                (393,438)

ESOP shares earned
                                                                                  28,520           36,619

Purchase of common stock, 18,700 shares                         (246,184)                        (246,184)

                                             ------------   ------------    ------------    -------------
Balance, December 31, 1999                   $  2,344,631   $ (7,944,809)   $ (1,248,810)   $  25,676,467
                                             ============   ============    ============    =============

Balance, September 30, 2000                  $  2,700,651   $ (8,771,467)   $ (1,160,600)   $  25,240,851
                                             ------------   ------------    ------------    -------------

Comprehensive income:
   Net income                                                                                     180,558
   Other comprehensive gain, net of tax
     unrealized gains on securities               753,759                                         753,759
                                                                                            -------------

Total comprehensive income                                                                        934,317
ESOP shares earned
                                                                                  26,820           32,157
Purchase of common stock, 112,700 shares                      (1,444,251)                      (1,444,251)
                                             ------------   ------------    ------------    -------------
Balance, December 31, 2000                   $  3,454,410   $(10,215,718)   $ (1,133,780)   $  24,763,074
                                             ============   ============    ============    =============




          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               ------------------



                                                          For the Three-Month Periods
                                                              Ended December 31,
                                                         -----------------------------
                                                            2000                1999
                                                         ----------         ----------

Operating activities
Net income                                               $ 180,558          $ 310,447
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for loan losses                                  35,000
 ESOP benefit expense                                       32,157             36,619
 Provision for depreciation                                 29,071             19,272
 Amortization of loan fees                                 (11,932)           (16,928)
 Accretion/amortization of investment
  premium/discount                                             (32)               (32)
FHLB stock dividend                                        (29,900)           (26,000)
Change in:
  Interest receivable                                      (20,169)            29,478
  Interest payable                                          (1,781)             3,386
  Accrued liabilities                                      141,560            128,218
  Prepaid expense                                            8,610             36,509
                                                        ----------         ----------
  Net cash provided by operating activities                363,142            520,969
                                                        ----------         ----------

Investing activities
Net (increase) decrease in loans                        (1,042,050)        (3,289,588)
Maturity of securities held-to-maturity                                       500,000
Principal repayments - mortgage back securities                913              5,217
Purchase of fixed assets                                    (4,466)          (339,658)
                                                        ----------         ----------

  Net cash provided (used) by investing activities      (1,045,603)        (3,124,029)
                                                        ----------         ----------



          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)
                               ------------------



                                                     For the Three-Month Periods
                                                          Ended December 31,
                                                        2000            1999
                                                     -----------    -----------
Financing activities
Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts                        8,088        667,973
Net increase (decrease) in certificates of deposit     2,401,964        660,767
Net increase (decrease) in custodial accounts            (86,465)       (52,170)
Purchase of treasury stock                            (1,444,251)      (246,184)
Proceeds from FHLB borrowings                          2,000,000
Payment of dividends                                    (445,902)      (862,139)
                                                     -----------    -----------

  Net cash provided (used) by financing activities     2,433,434        168,247
                                                     -----------    -----------

  Increase (decrease) in cash and cash equivalents     1,750,973     (2,434,813)

Cash and cash equivalents, beginning of period         3,031,167      8,350,313
                                                     -----------    -----------

Cash and cash equivalents, end of period             $ 4,782,140    $ 5,915,500
                                                     ===========    ===========


Supplemental Disclosures
  Cash payments for:
  Interest on deposits                               $ 1,278,754    $   949,946
                                                     ===========    ===========
  Income taxes                                       $    40,000    $   155,000
                                                     ===========    ===========






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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three-month period ended December 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2001.

 2.   Dividends

      The regular semi-annual cash dividend of $.30 per share was paid on October 13, 2000 to stockholders of record as of September 29, 2000. The total dividends paid by the Company for the three months ended December 31, 2000 amounted to $445,902.

 3.   Treasury stock

      The Company repurchased a total of 112,700 shares at a total price of $1,444,251 during the three months ended December 31, 2000.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's consolidated assets increased approximately $3.9 million, or 3.4% to $121.3 million at December 31, 2000 compared to $117.4 million at September 30, 2000. The net increase of $3.9 million was due primarily to a $1.8 million increase in cash and interest-bearing deposits, $1.1 million increase in investment securities, and a $1.0 million increase in loans receivable.

The Company's investment portfolio increased approximately $1.1 million. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 increased $1.1 million due solely to the increase in market value of such securities.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of retained earnings. At December 31, 2000, the Company included net unrealized gains of approximately $3,454,000 in retained earnings. At September 30, 2000, the Company included net unrealized gains of approximately $2,701,000 in retained earnings. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gains or loss, if any, is actually realized at the time of sale.

Loans receivable increased by $1.0 million, or 1.0% from 100.9 million at September 30, 2000 to $101.9 at December 31, 2000 as management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased $2.4 million, or 2.8% from $86.5 million at September 30, 2000 to $88.9 million at December 31, 2000. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders' equity decreased by $478,000 to $24.8 million for the quarter ended December 31, 2000. The net decrease of $478,000 is due to a decrease of $1.4 million from the purchase of the Company's stock, offset by an increase of $754,000 in net unrealized appreciation on investments held-for-sale, an increase from net income of $181,000, plus an increase of $32,000 related to the release of ESOP shares from collateral during the quarter ended December 31, 2000.

Results of Operations for the Three Months Ended December 31, 2000 and 1999

Net Income

Net income decreased by $130,000, or 41.8%, for the three month period ended December 31, 2000 as compared to the same period in 1999. The net decrease of $130,000 was due to a $78,000 decrease in net interest income, a $35,000 increase in the provision for loan losses plus an increase of $91,000 in non-interest expense, offset by a $7,000 increase in non-interest income plus a $67,000 decrease in income tax expense for 2000 compared to 1999.

Net Interest

Net interest income for the three months ended December 31, 2000 was $890,000 compared to $968,000 for the same period in 1999. The decrease in net interest income in 2000 of $78,000 was due to an increase in interest income of $246,000 offset by an increase in interest expense of $324,000.

Interest Income

Interest income was $2.2 million, or 7.42% of average interest-earning assets, for the quarter ended December 31, 2000 as compared to $1.9 million, or 7.14% of average interest-earning assets, for the quarter ended December 31, 1999. Interest income increased $246,000 or 12.8% from 1999 to 2000. The change was primarily due to a 28 basis point increase in the average rate earned on interest-earning assets and an increase of $9.1 million in the average balance of interest earning assets during the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999.

Interest Expense

Interest expense was $1.3 million, or 5.48% of average interest-bearing deposits, for the quarter ended December 31, 2000 as compared to $953,000, or 4.62% of average interest-bearing deposits, for the corresponding period in 1999. Interest expense increased by $324,000 due primarily to a 86 basis point increase in the average rate paid on average interest bearing liabilities during the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 offset by an increase of $10.6 million in the average balance of interest-bearing deposits in the quarter ended December 31, 2000 compared to the same period in 1999.

Provision for Loan Losses

There was no provision for loan losses during the quarter ended December 31, 1999, as compared to $35,000 for the corresponding period in 2000. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At December 31, 2000 and 1999, the allowance for loan losses represented .40% of total loans. The allowance for loan losses was at a level consistent with management's analysis of the loan portfolio.

Non Interest Income

Non-interest income amounted to $33,000 and $26,000 for the quarters ended December 31, 2000 and 1999, respectively. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $29,000 for 2000 and $22,000 for 1999.

Non Interest Expense

Non-interest expense increased approximately $91,000, or 17.4% to $614,000 for the quarter ended December 31, 2000 compared to $523,000 for the comparable period in 1999. Non-interest expense was 2.1% and 1.9% of average assets for the quarters ended December 31, 2000 and 1999, respectively. The increase of $91,000 was due primarily to an increase of $52,000 in compensation and benefits, an increase of $18,000 in other operating expenses, and a $20,000 increase in occupancy expenses and a $13,000 increase in data processing expenses offset by a net decrease of $12,000 in all other non interest expense classifications. The increase of $52,000 in compensation and benefits is primarily due to the addition of four additional employees hired for the new branch office in Lawrenceburg, Kentucky, and normal salary increases. The increase of $20,000 in occupancy expenses, $13,000 in data processing, and $18,000 in other operating expenses was due to the opening of a new branch office effective February 14, 2000.

Income Taxes

The provision for income tax expense amounted to approximately $93,000 and $160,000 for the quarters ended December 31, 2000 and 1999, respectively, which as a percentage of income before income tax expenses amounted to 34.0% for 2000 and 1999.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                     December 31,    September 30,
                                                                         2000             2000
                                                                     ------------    -------------
                                                                       (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
   Real Estate:
       Residential ..............................................    $          -     $         -
                                                                     ------------      ----------
Total ...........................................................               -               -
                                                                     ------------      ----------
Accruing loans which are contractually past due 90 days or more:
    Real Estate:
       Residential ..............................................             280             446
       Other real estate loans ..................................             145              16
       Consumer .................................................              32              55
                                                                     ------------     -----------
Total ...........................................................             457             517
                                                                     ------------     -----------
Total of non-accrual and 90 day past due loans ..................    $        457     $       517
                                                                     ============     ===========
Percentage of net loans .........................................            .45%            .51%
                                                                     ============     ===========
Other non-performing assets(2) ..................................    $         -      $         -
                                                                     ============     ===========


At December 31, 2000, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the three months ended December 31, 2000 on the loans in the table above, has been included in interest income.

At December 31, 2000, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

--------
(1) Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):

                                                              December 31, 2000
                               --------------------------------------------------------------------------------
                                                                                            To be Well
                                                                                         Capitalized Under
                                                                 For Capital             Prompt Corrective
                                                              Adequacy Purposes          Action Provisions
                               ------------------------    ------------------------   -------------------------
                                       Actual                     Required                    Required
                               ------------------------    ------------------------   -------------------------
                                 Amount         %            Amount         %           Amount         %
                               ------------------------    ------------------------   -------------------------
Core capital                   $20,039        17.3%        $4,644         4.0%        $ 6,966      6.0%
Tangible capital               $20,039        17.3%        $1,741         1.5%            N/A       N/A
Total Risk based capital       $20,445        19.0%        $8,629         8.0%        $10,787     10.0%
Leverage                       $20,039        17.3%           N/A          N/A        $ 5,804      5.0%

                                                             September 30, 2000
                               --------------------------------------------------------------------------------
                                                                                            To be Well
                                                                                         Capitalized Under
                                                                 For Capital             Prompt Corrective
                                                              Adequacy Purposes          Action Provisions
                               ------------------------    ------------------------   -------------------------
                                       Actual                     Required                    Required
                               ------------------------    ------------------------   -------------------------
                                 Amount         %            Amount         %           Amount         %
                               ------------------------    ------------------------   -------------------------
Core capital                   $19,824        17.5%        $4,532         4.0%        $ 6,798      6.0%
Tangible capital               $19,824        17.5%        $1,700         1.5%            N/A       N/A
Total Risk based capital       $20,196        19.0%        $8,528         8.0%        $10,659     10.0%
Leverage                       $19,824        17.5%           N/A          N/A        $ 5,665      5.0%


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS adopted final rules based upon FDICIA's five capital tiers. The rules provide that a savings bank is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Bank was deemed to be "well capitalized" as of December 31, 2000 and September 30, 2000. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At December 31, 2000, the Bank could pay common stock dividends of approximately $10.3 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At December 31, 2000, the Bank had advances from FHLB totaling $5.5 million. The Bank utilizes FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the quarters ended December 31, 2000 and 1999.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At December 31, 2000 and September 30, 2000, cash and cash equivalents totaled $4.8 million and $3.1 million, respectively.

At December 31, 2000, the Bank had $48.3 million in certificates of deposits due within one year and $20.8 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of these deposits or replace them with new deposits. At December 31, 2000, the Bank had $785,000 in outstanding commitments to originate mortgages, excluding $1.5 million in approved but unused home equity lines of credit and $1.1 million in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

OTS regulations require that the Bank maintain specified levels of liquidity. Liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation is presently 4.0%. During the first quarter of fiscal year 2001, the Bank satisfied all regulatory liquidity requirements, and management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

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

PART II.OTHER INFORMATION

Item 1.          Legal Proceedings................................................................................None

Item 2.          Changes in Securities............................................................................None

Item 3.          Defaults Upon Senior Securities..................................................................None

Item 4.          Submission of Matters to a Vote of Security Holders..............................................None

Item 5.          Other Information................................................................................None

Item 6.          Exhibits and Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                 The following exhibits are filed herewith:

                 Exhibit 27....................................................................Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Harrodsburg First Financial Bancorp, Inc.


Date:   February 12, 2001              /s/  Jack Hood
                                       ------------------------------------
                                       Jack Hood, President




Date:   February 12, 2001              /s/  Teresa W. Noel
                                       ------------------------------------
                                       Teresa W. Noel, Treasurer