Form 10QSB
period 2001-03-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2001-05-11
CIK 946738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         --------------------------------------------------------------


(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001.


                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:             0-26570


                    Harrodsburg First Financial Bancorp, Inc.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         61-1284899
-------------------------------                  -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky             40330-1620
----------------------------------------------        --------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (859) 734-5452
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes  X   No
                                          -----   -----

As of May 7, 2001, 1,366,766 shares of the registrant's common stock were issued and outstanding.

Page 1 of 16 Pages                                     Exhibit Index at Page N/A
                                                                             ---

                                 C O N T E N T S
                           ---------------------------


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                        September 30, 2000...........................................................................3

               Consolidated Statements of Income for the Three-Month Periods
                        Ended March 31, 2001 and 2000 (unaudited) and the
                        Six-Month Periods
                        Ended March 31, 2001 and 2000 (unaudited)....................................................4

               Consolidated Statements of Changes in Stockholders' Equity for the
                        Six Month Periods Ended March 31, 2001 and 2000 (unaudited)..................................5

               Consolidated Statements of Cash Flows for the Six Month Periods Ended
                        March 31, 2001 and March 31, 2000 (unaudited)................................................6

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

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           ---------------------------


                                                                                     As of               As of
                                                                                   March 31,         September 30,
                                                                                     2001                2000
                                                                               -----------------   -----------------
                                                                                 (unaudited)
ASSETS

Cash and due from banks                                                        $       1,044,576   $         564,340
Interest bearing deposits                                                              5,711,242           2,466,827
Securities available-for-sale at fair value                                            4,997,615           4,167,377
Securities held-to-maturity                                                            5,883,594           6,826,520
Loans receivable, net                                                                100,986,750         100,881,267
Accrued interest receivable                                                              666,789             656,057
Premises and equipment, net                                                            1,693,329           1,735,162
Other assets                                                                             124,176              95,092
                                                                               -----------------   -----------------
    Total assets                                                               $     121,108,071   $     117,392,642
                                                                               =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                       $      90,631,229   $      86,473,131
Advances from Federal Home Loan Bank                                                   5,500,000           3,500,000
Advance payments by borrowers for taxes and insurance                                      3,370              87,979
Deferred Federal income tax                                                            1,732,147           1,488,806
Dividends payable                                                                        375,212             406,984
Other liabilities                                                                        314,868             194,891
                                                                               -----------------   -----------------
    Total liabilities                                                                 98,556,826          92,151,791
                                                                               -----------------   -----------------

Stockholders' equity
    Preferred stock, 500,000 shares, authorized and unissued
    Common stock, $0.10 par value, 5,000,000 shares authorized;
      1,256,070 and 1,498,015 shares issued and outstanding at
      March 31, 2001 and September 30, 2000, respectively                                218,213             218,213
   Additional paid-in capital                                                         21,227,505          21,215,999
   Retained earnings, substantially restricted                                        11,015,430          11,038,055
   Accumulated other comprehensive income                                              3,248,608           2,700,651
   Treasury stock, 815,359 and 568,050 shares as of March 31, 2001                   (12,051,551)         (8,771,467)
      and September 30, 2000, respectively
   Unallocated employee stock ownership plan (ESOP) shares                            (1,106,960)         (1,160,600)
                                                                               -----------------   -----------------
   Total stockholders' equity                                                         22,551,245          25,240,851
                                                                               -----------------   -----------------
   Total liabilities and stockholders' equity                                  $     121,108,071   $     117,392,642
                                                                               =================   =================


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                           ---------------------------


                                               For the Three-Month Period         For the Six-Month Periods
                                                     Ended March 31                    Ended March 31,
                                            -------------------------------     ------------------------------
                                                 2001              2000             2001              2000
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans                        $    1,998,238    $   1,819,163     $   3,997,824    $   3,545,422
   Interest and dividends on securities            111,893          124,654           240,144          245,605
   Other interest income                            58,923           54,621            97,988          128,354
                                            --------------    -------------     -------------    -------------
      Total interest income                      2,169,054        1,998,438         4,335,956        3,919,381
                                            --------------    -------------     -------------    -------------

Interest expense:
   Interest on deposits                          1,214,658          991,959         2,390,469        1,945,291
   Other interest                                   76,914                            180,662
                                            --------------    -------------     -------------    -------------
      Total interest expense                     1,291,572          991,959         2,571,131        1,945,291
                                            --------------    -------------     -------------    -------------

Net interest income                                877,482        1,006,479         1,764,825        1,974,090
Provision for loan losses                                            15,000            35,000           15,000
                                            --------------    -------------     -------------    -------------
Net interest income after provision
   for loan losses                                 877,482          991,479         1,729,825        1,959,090
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees, net                 32,894           20,485            61,789           42,736
   Other                                             4,324            4,211             8,566            8,008
                                            --------------    -------------     -------------    -------------
      Total non-interest income                     37,218           24,696            70,355           50,744
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits                       367,162          307,112           695,052          583,219
   Occupancy expenses, net                          55,545           47,670           114,301           86,031
   Federal and other insurance premiums              4,232            4,408             8,665           16,870
   Data processing expenses                         69,762           45,154           119,556           81,434
   State franchise tax                              25,539           24,219            56,816           59,473
   Other operating expenses                        131,810          138,229           271,567          263,050
                                            --------------    -------------     -------------    -------------
      Total non-interest expense                   654,050          566,792         1,265,957        1,090,077
                                            --------------    -------------     -------------    -------------

Income before income tax expense                   260,650          449,383           534,223          919,757
Income tax expense                                  88,621          152,756           181,636          312,683
                                            --------------    -------------     -------------    -------------
Net income                                  $      172,029    $     296,627     $     352,587    $     607,074
                                            ==============    =============     =============    =============
Earnings per common share-basic             $         0.13    $        0.19     $        0.26    $        0.39
                                            ==============    =============     =============    =============
Earnings per common share-diluted           $         0.13    $        0.19     $        0.26    $        0.39
                                            ==============    =============     =============    =============
Weighted average common shares
   outstanding-basic                             1,280,560        1,537,144         1,357,690        1,551,942
                                            ==============    =============     =============    =============
Weighted average common shares
   outstanding-diluted                           1,280,560        1,537,144         1,357,690        1,551,942
                                            ==============    =============     =============    =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             for the six month periods ended March 31, 2001 and 2000
                                   (unaudited)

                           ---------------------------


                                                                                         Accumulated
                                                           Additional                       Other                       Unearned
                                              Common        Paid-in        Retained     Comprehensive    Treasury         ESOP
                                               Stock        Capital        Earnings        Income         Stock          Shares
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 1999                $    218,213   $21,194,168    $ 11,187,966   $  2,595,842   $ (7,698,625)  $ (1,277,330)

Comprehensive income:
   Net income                                                                 607,074
   Other comprehensive loss, net of tax
     unrealized loss on securities                                                          (448,363)

Total comprehensive income
Dividend declared                                                           (852,360)
ESOP shares earned                                              13,097                                                      57,920
Purchase of common stock, 47,100 shares                                                                    (601,584)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2000                    $    218,213   $ 21,207,265   $ 10,942,680   $  2,147,479   $ (8,300,209)  $ (1,219,410)
                                           ============   ============   ============   ============   ============   ============


Balance, September 30, 2000                $    218,213   $ 21,215,999   $ 11,038,055   $  2,700,651   $ (8,771,467)  $ (1,160,600)

Comprehensive income:
   Net income                                                                 352,587
   Other comprehensive loss, net of tax
     unrealized gain on securities                                                           547,957

Total comprehensive income
Dividend declared                                                            (375,212)
ESOP shares earned                                              11,506                                                      53,640
Purchase of common stock, 247,309 shares                                                                 (3,280,084)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, March 31, 2001                    $    218,213   $ 21,227,505   $ 11,015,430   $  3,248,608   $(12,051,551)  $ (1,106,960)
                                           ============   ============   ============   ============   ============   ============


                                                Total
                                             Stockholders'
                                                Equity
                                             ------------

Balance, September 30, 1999                  $ 26,220,234
                                             ------------
Comprehensive income:
   Net income                                     607,074
   Other comprehensive loss, net of tax
     unrealized loss on securities               (448,363)
                                             ------------
Total comprehensive income                        158,711
Dividend declared                                (852,360)
ESOP shares earned                                 71,017
Purchase of common stock, 47,100 shares          (601,584)
                                             ------------
Balance, March 31, 2000                      $ 24,996,018
                                             ============


Balance, September 30, 2000                  $ 25,240,851
                                             ------------
Comprehensive income:
   Net income                                     352,587
   Other comprehensive loss, net of tax
     unrealized gain on securities                547,957
                                             ------------
Total comprehensive income                        900,544
Dividend declared                                (375,212)
ESOP shares earned                                 65,146
Purchase of common stock, 247,309 shares       (3,280,084)
                                             ------------
Balance, March 31, 2001                      $ 22,551,245
                                             ============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           ---------------------------

                                                                      For the Six-Month Periods
                                                                            Ended March 31,
                                                                 ------------------------------------
                                                                      2001                  2000
                                                                 --------------         -------------
Operating activities

Net income                                                       $      352,587         $     607,074
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                            35,000                15,000
    ESOP benefit expense                                                 65,146                71,017
    Provision for depreciation                                           58,304                44,443
    Amortization of loan fees                                           (36,917)              (38,808)
    Accretion/amortization of investment
      premium/discount                                                    1,726                   (64)
    FHLB stock dividend                                                 (58,800)              (52,100)
    Change in:
      Interest receivable                                               (10,732)               13,940
      Interest payable                                                    4,220                 3,939
      Accrued liabilities                                                41,818                15,396
      Prepaid expense                                                     5,914                17,816
                                                                 --------------         -------------

    Net cash provided by operating activities                           458,266               697,653
                                                                 --------------         -------------

Investing activities

Net (increase) decrease in loans                                       (103,566)           (7,092,005)
Maturity of securities                                                3,000,000               500,000
Purchase of securities                                               (2,000,000)
Principal repayments - mortgage back securities                                                10,097
Purchase of fixed assets                                                (16,471)             (599,361)
                                                                 --------------         -------------

    Net cash provided (used) by investing activities                    879,963            (7,181,269)
                                                                 --------------         -------------




          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                           ---------------------------

                                                                         For the Six-Month Periods
                                                                              Ended March 31,
                                                                 ---------------------------------------
                                                                      2001                     2000
                                                                 ---------------         ---------------

Financing activities

Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                  1,083,230                  60,088
Net increase (decrease) in certificates of deposit                     3,074,869               4,635,155
Proceeds from FHLB advances                                            7,500,000
Repayment of FHLB advances                                            (5,500,000)
Net increase (decrease) in custodial accounts                            (84,609)                (33,858)
Purchase of treasury stock                                            (3,280,084)               (601,584)
Payment of dividends                                                    (406,984)               (862,137)
                                                                 ---------------         ---------------

    Net cash provided (used) by financing activities                   2,386,422               3,197,664
                                                                 ---------------         ---------------

    Increase (decrease) in cash and cash equivalents                   3,724,651              (3,285,952)

Cash and cash equivalents, beginning of period                         3,031,167               8,350,313
                                                                 ---------------         ---------------

Cash and cash equivalents, end of period                         $     6,755,818         $     5,064,361
                                                                 ===============         ===============


Supplemental Disclosures
    Cash payments for:
       Interest payments                                         $     2,566,911         $     1,941,352
                                                                 ===============         ===============
       Income taxes                                              $       155,000         $       315,000
                                                                 ===============         ===============



          See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six month periods ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2001 or any future interim period.

2.    Dividends

      On March 21, 2001, the Board of Directors of the Company authorized the payment of a cash dividend of $0.30 per share to all shareholders of record on March 30, 2001 payable on April 13, 2001. The total dividends declared by the Company for the six months ended March 31, 2001 amounted to $375,212.

3.    Treasury stock

      The Company repurchased a total of 112,700 shares at a total price of $1,835,833 during the three months ended March 31, 2001. During the six months ended March 31, 2001, a total of 247,309 shares had been repurchased at a total price of $3,280,084.

4.    Purchase Agreement

      Pursuant to a Purchase Agreement (Agreement), dated March 29, 2001 between Harrodsburg First Financial Bancorp, Inc. (Company) and Citizens Financial Bank, Inc., Glasgow, Kentucky (Citizens), the Company has agreed to purchase subscription shares offered by Citizens in an amount that would give the Company a 51% ownership interest in Citizens. In addition, in connection with this transaction, the Company has filed an application to become a bank holding company. The Agreement commits the Company to an initial investment of approximately $3.1 million for a 51% interest in Citizens. Management anticipates approval by regulatory authorities during the third quarter of fiscal year 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's consolidated assets increased approximately $3.7 million, or 3.2% to $121.1 million at March 31, 2001 compared to $117.4 million at September 30, 2000. The net increase of $3.7 million was due primarily to a net $3.7 million increase in cash and interest bearing deposits after purchases of Treasury stock totaling $3.3 million. The increase in cash and interest bearing deposits and Treasury stock was funded by increases in deposits of $4.2 million and FHLB advances of $2.0 million.

The Company's investment portfolio decreased approximately $113,000. Securities classified as available- for-sale and recorded at market value per SFAS No. 115 increased $830,000 due solely to the increase in market value of such securities. Securities held-to-maturity decreased $943,000 primarily due to the call of $3,000,000 in government agency bonds and the purchase of additional government agency bonds totaling $2,000,000.

Loans receivable increased by $105,000 and totaled $101 million at September 30, 2001. Management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased $4.2 million, or 4.8% from $86.4 million at September 30, 2000 to $90.6 million at March 31, 2001. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders' equity decreased by $2.7 million to $22.6 million at March 31, 2001. The net decrease of $2.7 million is due to decreases of $3.3 million from the purchase of the Company's stock, the declaration of dividends totaling $375,000 offset by an increase of $500,000 in accumulated other comprehensive income on investments held for sale, and net income for the six-month period of $353,000 plus an increase of $66,000 related to the release of ESOP shares from collateral during the six month period ended March 31, 2001.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

Net Income

Net income decreased by $125,000, or 42.0%, for the three month period ended March 31, 2001 as compared to the same period in 2000. The net decrease of $125,000 was due to a decrease of $129,000 in net interest income, an increase of $87,000 in non-interest expense, offset by an increase of $12,000 in non-interest income, a decrease in the provision for loan losses of $15,000, and reduced income tax expense of $64,000.

Net Interest

Net interest income for the three months ended March 31, 2001 was $877,000 compared to $1.0 million for the same period in 2000. The decrease in net interest income in 2001 of $129,000 was primarily due to rates paid on average interest bearing liabilities increasing at a greater rate than yields on interest earning assets.

Interest Income

Interest income was $2.2 million, or 7.36% of average interest-earning assets, for the quarter ended March 31, 2001 as compared to $2.0 million, or 7.31% of average interest-earning assets, for the quarter ended March 31, 2000. Interest income increased $171,000 or 8.54% from 2000 to 2001. The change was primarily due to an increase of $8.5 million in the average balance of interest-earning assets during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

Interest Expense

Interest expense was $1.3 million, or 5.42% of average interest-bearing liabilities, for the quarter ended March 31, 2001 as compared to $992,000, or 4.69% of average interest-bearing liabilities, for the corresponding period in 2000. Interest expense increased by $300,000 due to an increase of $10.9 million in the average balance of interest bearing liabilities during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000, plus an increase in the average rates paid on average balances of interest bearing liabilities of approximately 73 basis points for the quarter ended March 31, 2001 compared to the same period in 2000.

Provision for Loan Losses

There was no provision for loan losses during the quarter ended March 31, 2001, as compared to a provision of $15,000 for the corresponding period in 2000. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At March 31, 2001 and 2000, the allowance for loan losses represented .40% of total loans. The allowance for loan losses was at a level consistent with management's analysis of the loan portfolio.

Non Interest Income

Non-interest income amounted to $37,000 and $25,000 for the quarters ended March 31, 2001 and 2000, respectively. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $33,000 and $20,000 for 2001 and 2000, respectively.

Non Interest Expense

Non-interest expense increased approximately $87,000, or 15.40% to $654,000 for the quarter ended March 31, 2001 compared to $567,000 for the comparable period in 2000. The increase of $87,000 was due primarily to increases of $60,000 in compensation and benefits, $8,000 in occupancy expenses, $25,000 in data processing expenses, offset by a decrease of $6,000 in other operating expenses. The increase of $60,000 in compensation and benefits is primarily due to four additional employees for the new branch office in Lawrenceburg, Kentucky, which opened February 14, 2000, and normal salary increases. The increase of $8,000 in occupancy expenses and $25,000 in data processing were related to the operations of a new branch office for the quarter ended March 31, 2000, which is located in Lawrenceburg, Kentucky.

Income Taxes

The provision for income tax expense amounted to approximately $89,000 and $153,000 for the quarters ended March 31, 2001 and 2000, respectively, which as a percentage of income before income tax expenses amounted to 34% for both periods.

Results of Operations for the Six Months Ended March 31, 2001 and 2000

Net Income

Net income decreased by $254,000 or 41.92% for the six month period ended March 31, 2001 as compared to the same period in 2000. The net decrease of $254,000 was due to a decrease of $209,000 in net interest income, an increase of $20,000 in the provision for loan losses, and a $176,000 increase in non-interest expense offset by a $20,000 increase in non-interest income, and a $131,000 decrease in income tax expense.

Interest Income

Interest income was $4.3 million, or 7.39% of average interest-earning assets for the six month period ended March 31, 2001 compared to $3.9 million, or 7.23% of average-earning assets for the six month period ended March 31, 2000. Interest income increased by $417,000 or 10.63% from 2000 to 2001. The increase in interest income was primarily due to an increase of $8.8 million in the average balance of interest-earning assets during the six month period ended March 31, 2001 compared to the six month period ended March 31, 2000.

Interest Expense

Interest expense was 2.6 million, or 5.48% of average interest-bearing liabilities, for the six month period ended March 31, 2001 as compared to $1.9 million, or 4.66% of average interest-bearing liabilities, for the corresponding period in 2000. Interest expense increased by $626,000 or 32.17% from 2000 to 2001. The increase in interest expense was due to a $10.2 million increase in the average balance of interest bearing liabilities for the period ended March 31, 2001 compared to the corresponding period in 2000, plus an increase of 82 basis points in the average rate paid on interest bearing liabilities in comparing these same periods.

Provision for Loan Losses

The provision for loan losses during the six month period ended March 31, 2001 amounted to $35,000 as compared to $15,000 for the corresponding period in 2000. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $70,000 and $51,000 for the six month periods ended March 31, 2001 and 2000, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $62,000 and $43,000 for the six month period ended March 31, 2001 and 2000, respectively.

Non-Interest Expense

Non-interest expense increased $176,000 or 16.13% to $1.3 million for the six month period ended March 31, 2001 compared to $1.1 million for the comparable period in 2000. Non-interest expense was 2.0% and 1.9% of average assets for the six-month periods ended March 31, 2001 and 2000, respectively. The increase of $176,000 was due primarily to an increase of $112,000 in compensation and benefits, $28,000 in occupancy expenses, $38,000 in data processing expenses, $9,000 in other operating expenses, offset by a combined $11,000 decrease in federal and other insurance premiums and state franchise tax. The increase of $112,000 in compensation and benefits is primarily due to the addition of four employees hired for the new branch office in Lawrenceburg, Kentucky and normal salary increases. The increases of $28,000 in occupancy expenses, $38,000 in data processing expenses, and $9,000 in other operating expenses were due to the operations of the new branch office, which began operations effective February 14, 2000.

Income Taxes

The provision for income tax expense amounted to approximately $182,000 and $313,000 for the six month periods ended March 31, 2001 and 2000, respectively, which as a percentage of income before income tax expense amounted to a 34% for both periods.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                               March 31,            September 30,
                                                                                 2001                    2000
                                                                           ---------------         ---------------
                                                                                   (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
  Real Estate:
      Residential...............................................           $             -         $             -
                                                                           ---------------         ---------------
Total       ....................................................                         -                       -
                                                                           ---------------         ---------------
Accruing loans which are contractually past due 90 days or more:
  Real Estate:
      Residential...............................................                       372                     446
      Other ....................................................                                                16
      Consumer..................................................                        19                      55
                                                                           ---------------         ---------------
Total       ....................................................                       391                     517
                                                                           ---------------         ---------------
Total of non-accrual and 90 day past due loans..................           $           391         $           517
                                                                           ===============         ===============
Percentage of net loans.........................................                      .39%                    .51%
                                                                           ===============         ===============
Other non-performing assets(2)..................................           $             -         $             -
                                                                           ===============         ===============

At March 31, 2001, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the six months ended March 31, 2001 on the loans in the table above, has been included in income.

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

At March 31, 2001, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):


                                                                        March 31, 2001
                                    --------------------------------------------------------------------------------------
                                                                                                        To be Well
                                                                                                     Capitalized Under
                                                                         For Capital                 Prompt Corrective
                                                                      Adequacy Purposes              Action Provisions
                                    -------------------------     -------------------------      -------------------------
                                             Actual                       Required                       Required
                                    -------------------------     -------------------------      -------------------------
                                       Amount         %              Amount         %               Amount         %
                                    ------------ ------------     ------------ ------------      ------------ ------------
Core capital                        $     16,932        14.6%     $      4,648         4.0%      $      6,972         6.0%
Tangible capital                    $     16,932         14.6     $      1,743          1.5               N/A          N/A
Total Risk based capital            $     17,339         25.6     $      5,421          8.0      $      6,776        10.0%
Leverage                            $     16,932         14.6              N/A          N/A      $      5,810         5.0%

                                                                      September 30, 2000
                                    --------------------------------------------------------------------------------------
                                                                                                        To be Well
                                                                                                     Capitalized Under
                                                                         For Capital                 Prompt Corrective
                                                                      Adequacy Purposes              Action Provisions
                                    -------------------------     -------------------------      -------------------------
                                             Actual                       Required                       Required
                                    -------------------------     -------------------------      -------------------------
                                       Amount         %              Amount         %               Amount         %
                                    ------------ ------------     ------------ ------------      ------------ ------------
Core capital                        $     19,824        17.5%     $      4,532         4.0%      $      6,798         6.0%
Tangible capital                    $     19,824         17.5     $      1,700          1.5               N/A          N/A
Total Risk based capital            $     20,196         19.0     $      8,528          8.0      $     10,659        10.0%
Leverage                            $     19,824         17.5              N/A          N/A      $      5,665         5.0%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS adopted final rules based upon FDICIA's five capital tiers. The rules provide that a savings bank is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage capital ratio is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Bank was deemed to be "well capitalized" as of March 31, 2001 and September 30, 2000. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At March 31, 2001, the Bank could pay common stock dividends of approximately $11.9 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At March 31, 2001, the Bank had advances from the FHLB outstanding totaling $5.5 million. The Bank has utilized and may in the future, utilize FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the six-month periods ended March 31, 2001 and 2000.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At March 31, 2001 and September 30, 2000, cash and cash equivalents totaled $6.8 million and $3.0 million, respectively.

At March 31, 2001, the Bank had $47.8 million in certificates of deposits due within one year and $21.9 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At March 31, 2001, the Bank had $5.1 million in outstanding commitments to originate mortgages, excluding $1.5 million in approved but unused home equity lines of credit and $1.1 million in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.............................................None

Item 2.      Changes in Securities.........................................None

Item 3.      Defaults Upon Senior Securities...............................None

Item 4.      Submission of Matters to a Vote of Security Holders...........None

             The Company's Annual Meeting of Stockholders was held on January 22, 2001. 1,175,515 shares of Harrodsburg First Financial Bancorp, Inc. common stock were represented at the Annual Meeting in person or by proxy.

             Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:


                                                        Votes in                           Votes
                    Nominee                         Favor of Election                     Withheld
             ---------------------------       --------------------------       ---------------------------
             Jack L. Coleman, Jr.                       1,172,381                           3,134
             Thomas Lee Letton                          1,172,419                           3,096

             Shareholders voted in favor of the appointment of Miller, Mayer, Sullivan, & Stevens, LLP as auditors for the Company for the fiscal year ending September 30, 2001. Votes were cast as follows: 1,175,515 votes in favor, -0- votes against, and -0- votes abstaining.

Item 5.      Other Information.............................................None

Item 6.      Exhibits and Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Harrodsburg First Financial Bancorp, Inc.


Date:   May 9, 2001               /s/ Jack Hood
                                  ----------------------------------------------
                                  Jack Hood, President




Date:   May 9, 2001               /s/ Teresa W. Noel
                                  ----------------------------------------------
                                  Teresa W. Noel, Treasurer