Form 10QSB
period 2001-06-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2001-08-14
CIK 946738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------






(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001.


                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-26570


                    Harrodsburg First Financial Bancorp, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            61-1284899
---------------------------                          ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky               40330-1620
----------------------------------------------       ---------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (859) 734-5452
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.   Yes  X     No
                                            -----     -----

As of August 10, 2001, 1,355,756 shares of the registrant's common stock were issued and outstanding.

Page 1 of 17 Pages                                 Exhibit Index at Page   N/A
                                                                          -----

                                    CONTENTS

                           ---------------------------


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
                        September 30, 2000...........................................................................3

               Consolidated Statements of Income for the Three-Month Periods Ended
                        June 30, 2001 and 2000 (unaudited) and the Nine-Month Periods
                        Ended June 30, 2001 and 2000 (unaudited).....................................................4

               Consolidated Statements of Changes in Stockholders' Equity for the
                        Nine Month Periods Ended June 30, 2001 and 2000 (unaudited)..................................5

               Consolidated Statements of Cash Flows for the Nine Month Periods Ended
                        June 30, 2001 and 2000 (unaudited)...........................................................6

               Notes to Consolidated Financial Statements............................................................8

Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations........................................................................9


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings....................................................................................16
Item 2.        Changes in Securities................................................................................16
Item 3.        Defaults Upon Senior Securities......................................................................16
Item 4.        Submission of Matters to a Vote of Security Holders..................................................16
Item 5.        Other Information....................................................................................16
Item 6.        Exhibits and Reports on Form 8-K.....................................................................16

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           ---------------------------


                                                                                     As of               As of
                                                                                   June 30,          September 30,
                                                                                     2001                2000
                                                                               -----------------   -----------------
                                                                                 (unaudited)
ASSETS

Cash and due from banks                                                        $       1,181,041   $         564,340
Interest bearing deposits                                                              5,816,037           2,466,827
Securities available-for-sale at fair value                                            5,245,838           4,167,377
Securities held-to-maturity                                                            4,912,450           6,826,520
Loans receivable, net                                                                101,265,114         100,881,267
Accrued interest receivable                                                              674,397             656,057
Escrow deposit                                                                         2,816,300
Premises and equipment, net                                                            1,676,162           1,735,162
Other assets                                                                             154,695              95,092
                                                                               -----------------   -----------------
    Total assets                                                               $     123,742,034   $     117,392,642
                                                                               =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                       $      91,840,241   $      86,473,131
Advances from Federal Home Loan Bank                                                   7,000,000           3,500,000
Advance payments by borrowers for taxes and insurance                                        983              87,979
Deferred Federal income tax                                                            1,816,544           1,488,806
Dividends payable                                                                                            406,984
Other liabilities                                                                        253,645             194,891
                                                                               -----------------   -----------------
    Total liabilities                                                                100,911,413          92,151,791
                                                                               -----------------   -----------------

Stockholders' equity
    Preferred stock, 500,000 shares, authorized and unissued
    Common stock, $0.10 par value, 5,000,000 shares authorized;
      1,249,752 and 1,498,015 shares issued and outstanding at June
      30, 2001 and September 30, 2000, respectively                                      218,213             218,213
   Additional paid-in capital                                                         21,233,726          21,215,999
   Retained earnings, substantially restricted                                        11,214,837          11,038,055
   Accumulated other comprehensive income                                              3,412,435           2,700,651
   Treasury stock, 824,359 and 569,450 shares as of June 30, 2001                    (12,168,448)         (8,771,467)
      and September 30, 2000, respectively
   Unallocated employee stock ownership plan (ESOP) shares                            (1,080,142)         (1,160,600)
                                                                               -----------------   -----------------
   Total stockholders' equity                                                         22,830,621          25,240,851
                                                                               -----------------   -----------------
   Total liabilities and stockholders' equity                                  $     123,742,034   $     117,392,642
                                                                               =================   =================


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                           ---------------------------


                                              For the Three-Month Periods         For the Nine-Month Periods
                                                     Ended June 30,                     Ended June 30,
                                            -------------------------------     ------------------------------
                                                 2001              2000             2001              2000
                                            --------------    -------------     -------------    -------------
Interest income:
   Interest on loans                        $    2,037,848    $   1,866,039     $   6,035,672    $   5,411,461
   Interest and dividends on securities            100,296          126,469           340,440          372,074
   Other interest income                            44,406           47,571           142,394          175,925
                                            --------------    -------------     -------------    -------------
      Total interest income                      2,182,550        2,040,079         6,518,506        5,959,460
                                            --------------    -------------     -------------    -------------

Interest expense:
   Interest on deposits                          1,207,741        1,054,669         3,598,210        2,999,960
   Other interest                                   75,965            1,950           256,627            1,950
                                            --------------    -------------     -------------    -------------
      Total interest expense                     1,283,706        1,056,619         3,854,837        3,001,910
                                            --------------    -------------     -------------    -------------

Net interest income                                898,844          983,460         2,663,669        2,957,550
Provision for loan losses                                                              35,000           15,000
                                            --------------    -------------     -------------    -------------
Net interest income after provision
   for loan losses                                 898,844          983,460         2,628,669        2,942,550
                                            --------------    -------------     -------------    -------------

Non-interest income:
   Loan and other service fees, net                 31,871           24,216            93,659           66,952
   Other                                             5,966            5,736            14,532           13,744
                                            --------------    -------------     -------------    -------------
      Total non-interest income                     37,837           29,952           108,191           80,696
                                            --------------    -------------     -------------    -------------

Non-interest expense:
   Compensation and benefits                       345,171          310,029         1,040,223          893,248
   Occupancy expenses, net                          56,371           55,691           170,671          141,722
   Federal and other insurance premiums              4,232            4,323            12,897           21,193
   Data processing expenses                         56,180           45,243           175,736          126,677
   State franchise tax                              25,539           35,234            82,355           94,707
   Other operating expenses                        147,056          123,640           418,623          386,690
                                            --------------    -------------     -------------    -------------
      Total non-interest expense                   634,549          574,160         1,900,505        1,664,237
                                            --------------    -------------     -------------    -------------

Income before income tax expense                   302,132          439,252           836,355        1,359,009
Income tax expense                                 102,725          149,346           284,361          462,029
                                            --------------    -------------     -------------    -------------
Net income                                  $      199,407    $     289,906     $     551,994    $     896,980
                                            ==============    =============     =============    =============
Earnings per common share                   $         0.16    $        0.19     $        0.42    $        0.59
                                            ==============    =============     =============    =============
Earnings per common share
   assuming dilution                        $         0.16    $        0.19     $        0.42    $        0.59
                                            ==============    =============     =============    =============
Weighted average common shares
   outstanding                                   1,255,931        1,506,709         1,324,654        1,529,326
                                            ==============    =============     =============    =============
Weighted average common shares
   outstanding after dilutive effect             1,255,931        1,506,709         1,324,654        1,529,326
                                            ==============    =============     =============    =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             for the nine month periods ended June 30, 2001 and 2000
                                   (unaudited)

                           ---------------------------

                                                                                                            Accumulated
                                                                           Additional                          Other
                                                           Common           Paid-in         Retained       Comprehensive
                                                            Stock           Capital         Earnings          Income
                                                       --------------    -------------    -------------    -------------

Balance, September 30, 1999                            $      218,213    $  21,194,168    $  11,187,966    $   2,595,842


Comprehensive income:
   Net income                                                                                   896,980
   Other comprehensive loss, net of tax
     unrealized loss on securities                                                                              (585,098)

Total comprehensive income
Dividend declared                                                                              (851,249)
ESOP shares earned                                                              17,390
Purchase of common stock, 85,300 shares
                                                       --------------    -------------    -------------    -------------

Balance, June 30, 2000                                 $      218,213    $  21,211,558    $  11,233,697    $   2,010,744
                                                       ==============    =============    =============    =============

Balance, September 30, 2000                            $      218,213    $  21,215,999    $  11,038,055    $   2,700,651


Comprehensive income:
   Net income                                                                                   551,994
   Other comprehensive loss, net of tax
     unrealized loss on securities                                                                               711,784

Total comprehensive income
Dividend declared                                                                              (375,212)
ESOP shares earned                                                              17,727
Purchase of common stock, 254,909 shares
                                                       --------------    -------------    -------------    -------------
Balance, June 30, 2001                                 $      218,213    $  21,233,726    $  11,214,837    $   3,412,435
                                                       ==============    =============    =============    =============


                                                                            Unearned         Total
                                                          Treasury            ESOP        Stockholders'
                                                            Stock            Shares          Equity
                                                       --------------    -------------    -------------

Balance, September 30, 1999                            $   (7,698,625)   $  (1,277,330)   $  26,220,234
                                                                                          -------------

Comprehensive income:
   Net income                                                                                   896,980
   Other comprehensive loss, net of tax
     unrealized loss on securities                                                             (585,098)
                                                                                          -------------
Total comprehensive income                                                                      311,882
Dividend declared                                                                              (851,249)
ESOP shares earned                                                              87,320          104,710
Purchase of common stock, 85,300 shares                    (1,055,162)                       (1,055,162)
                                                       --------------    -------------    -------------

Balance, June 30, 2000                                 $   (8,753,787)   $  (1,190,010)   $  24,730,415
                                                       ==============    =============    =============

Balance, September 30, 2000                            $   (8,771,467)   $  (1,160,600)   $  25,240,851
                                                                                          -------------

Comprehensive income:
   Net income                                                                                   551,994
   Other comprehensive loss, net of tax
     unrealized loss on securities                                                              771,784
                                                                                          -------------
Total comprehensive income                                                                    1,263,778
Dividend declared                                                                              (375,212)
ESOP shares earned                                                              80,458           98,185
Purchase of common stock, 254,909 shares                   (3,396,981)                       (3,396,981)
                                                       --------------    -------------    -------------
Balance, June 30, 2001                                 $  (12,168,448)   $  (1,080,142)   $  22,830,621
                                                       ==============    =============    =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           ---------------------------

                                                                         For the Nine-Month Periods
                                                                               Ended June 30,
                                                                      2001                      2000
                                                                 --------------             -------------
Operating activities

Net income                                                       $      551,994             $     896,980
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                            35,000                    15,000
    ESOP benefit expense                                                 98,185                   104,710
    Provision for depreciation                                           87,906                    72,956
    Loss (gain) on sale of fixed asset
    Amortization of loan fees                                           (71,568)                  (57,036)
    Accretion/amortization of investment
      premium/discount                                                    2,570                       (96)
    FHLB stock dividend                                                 (88,500)                  (80,100)
    Change in:
      Interest receivable                                               (18,340)                  (44,413)
      Interest payable                                                   (2,621)                    2,968
      Accrued liabilities                                               (12,380)                  (23,919)
      Prepaid expense                                                   (24,787)                  (13,591)
                                                                 --------------             -------------

    Net cash provided by operating activities                           557,459                   873,459
                                                                 --------------             -------------

Investing activities

Net (increase) decrease in loans                                       (347,279)               (9,130,170)
Maturity of securities held-to-maturity                               5,000,000                   500,000
Principal repayments - mortgage back securities                                                    11,058
Purchase of securities                                               (3,000,000)
Purchase of property and equipment                                      (28,906)                 (666,474)
Investment escrow payment                                            (2,816,300)
                                                                 --------------             -------------

    Net cash provided (used) by investing activities                 (1,192,485)               (9,285,586)
                                                                 --------------             -------------



          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                           ---------------------------


                                                                         For the Nine-Month Periods
                                                                               Ended June 30,
                                                                       2001                       2000
                                                                 ---------------            ---------------
Financing activities

Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                  1,543,150                     64,720
Net increase (decrease) in certificates of deposit                     3,823,960                  4,225,757
Proceeds from FHLB advances                                            3,500,000                  1,500,000
Net increase (decrease) in custodial accounts                            (86,996)                   (12,790)
Purchase of treasury stock                                            (3,396,981)                (1,055,162)
Payment of dividends                                                    (782,196)                (1,319,950)
                                                                 ---------------            ---------------

    Net cash provided (used) by financing activities                   4,600,937                  3,402,575
                                                                 ---------------            ---------------

    Increase (decrease) in cash and cash equivalents                   3,965,911                 (5,009,552)

Cash and cash equivalents, beginning of period                         3,031,167                  8,350,313
                                                                 ---------------            ---------------

Cash and cash equivalents, end of period                         $     6,997,078            $     3,340,761
                                                                 ===============            ===============


Supplemental Disclosures

    Cash payments for:
       Interest on deposits and advances                         $     3,857,458            $     2,998,942
                                                                 ===============            ===============
       Income taxes                                              $       230,000            $       465,000
                                                                 ===============            ===============



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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2001.

2.    Dividends

      On March 20, 2001, the Board of Directors of the Company authorized the payment of a cash dividend of $0.30 per share to all shareholders of record on March 31, 2001 payable on April 13, 2001. The total dividends declared by the Company for the nine months ended June 30, 2001 amounted to $375,212.

3.    Treasury Stock

      The Company repurchased a total of 9,000 shares at a total price of $116,897 during the three months ended June 30, 2001. During the nine months ended June 30, 2001, a total of 254,909 shares had been repurchased at a total price of $3,396,981.

4.    Escrow Deposit

      Pursuant to a Purchase Agreement (Agreement), dated March 29, 2001 between the Company and Citizens Financial Bank, Inc. (Citizens) located in Glasgow, Kentucky, the Company has agreed to purchase subscription shares offered by Citizens. In this connection, the Company deposited $2,816,300 into an escrow account for the purpose of acquiring subscription shares, representing a 55.7% interest in the voting shares of Citizens, pending approval by the Board of Governors of the Federal Reserve System.

5.    Subsequent Event

      On July 3, 2001 the Board of Governors of the Federal Reserve System approved the Company's application to become a bank holding company and approved the acquisition of 55.7% of the voting shares of Citizens Financial Bank, Inc., Glasgow, Kentucky. The Company completed their acquisition of a 55.7% interest in Citizens Financial Bank Inc., of Glasgow, Kentucky on July 15, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's consolidated assets increased approximately $6.3 million, or 5.4% to $123.7 million at June 30, 2001 compared to $117.4 million at September 30, 2000. The net increase of $6.3 million was due primarily to a net $3.9 million increase in cash and interest bearing deposits plus an escrow deposit of $2.8 million for the purchase of a 55.7% interest in Citizens Financial Bank, Inc., of Glasgow, Kentucky, after purchases of Treasury stock totaling $3.4 million. The increase in cash and interest bearing deposits, the escrow deposit, and Treasury stock purchases was funded primarily by increases in deposits of $5.4 million and FHLB advances of $3.5 million.

The Company's investment portfolio decreased approximately $836,000. Securities classified as available- for-sale and recorded at market value per SFAS No. 115 increased $1,079,000 due solely to the increase in market value of such securities. Securities held-to-maturity decreased $1,914,000 primarily due to the call of $5.0 million in government agency bonds and the purchase of additional government agency bonds totaling $3.0 million.

Loans receivable increased by $384,000 and totaled $101 million at June 30, 2001. Management continued its efforts to be competitive in meeting the loan demand in the Bank's market area.

Deposits increased $5.4 million, or 6.2% from $86.4 million at September 30, 2000 to $91.8 million at June 30, 2001. This increase reflects the Company's competitively priced product line within the local market area.

Stockholders' equity decreased by $2.4 million to $22.8 million at June 30, 2001. The net decrease of $2.4 million is due to decreases of $3.4 million from the purchase of the Company's stock, the declaration and payment of dividends totaling $375,000 offset by an increase of $700,000 in accumulated other comprehensive income on investments held-for-sale, net income for the nine-month period of $552,000, plus an increase of $80,000 related to the release of ESOP shares from collateral during the nine-month period ended June 30, 2001.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

Net Income

Net income decreased by $91,000, or 31.4%, for the three month period ended June 30, 200 as compared to the same period in 2000. The net decrease of $91,000 was due to a net decrease of $84,000 in net interest income, an increase of $60,000 in non-interest expense, offset by an increase of $8,000 in non-interest income and reduced income tax expense of $45,000.

Net Interest

Net interest income for the three months ended June 30, 2001 was $899,000 compared to $983,000 for the same period in 2000. The decrease in net interest income in 2001 of $84,000 was primarily due to rates paid on average interest bearing liabilities increasing at a greater rate than yields on interest earning assets.

Interest Income

Interest income was $2.2 million, or 7.4% of average interest-earning assets, for the quarter ended June 30, 2001 as compared to $2.0 million, or 7.4% of average interest-earning assets, for the quarter ended June 30, 2000. Interest income increased $143,000 or 7.0% from 2000 to 2001. The increase in interest income was due to an increase of $6.9 million in the average balance of interest-earning assets during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

Interest Expense

Interest expense was $1.3 million, or 5.2% of average interest-bearing deposits, for the quarter ended June 30, 2001 as compared to $1.1 million, or 4.8% of average interest-bearing deposits, for the corresponding period in 2000. Interest expense increased by $227,000 or 21.5% from 2000 to 2001. The increase in interest expense was due to an increase of $10.4 million in the average balance of interest-bearning liabilities during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000, and a 40 basis point increase in the average rate paid on interest-bearing liabilities.

Provision for Loan Losses

There were no provisions for loan losses during the quarters ended June 30, 2001 and 2000. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At June 30, 2001 and 2000, the allowance for loan losses represented .39% of total loans. The allowance for loan losses was at a level consistent with management's analysis of the loan portfolio.

Non Interest Income

Non-interest income amounted to $38,000 and $30,000 for the quarters ended June 30, 2001 and 2000, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $32,000 and $24,000 for 2001 and 2000, respectively.

Non Interest Expense

Non-interest expense increased $60,000, or 10.5% to $635,000 for the quarter ended June 30, 2001 compared to $574,000 for the comparable period in 2000. Non-interest expense was 2.2% and 2.0% of average assets for the quarters ended June 30, 2001 and 2000, respectively. The increase of $60,000 was due primarily to increases of $35,000 in compensation and benefits, $11,000 in data processing expenses and $24,000 in other operating expense offset by a decrease of $10,000 in federal and other premiums. The increase of $35,000 in compensation and benefits is due to normal salary increases and increased health insurance expense. The increase of $11,000 in data processing expense is primarily due to increased volume in loans and deposits. The increase of $24,000 in other operating expense is primarily due to consulting fees and additional professional cost related to regulatory filings in connection with the request to convert to a bank holding company and acquire a controlling interest in a new bank.

Income Taxes

The provision for income tax expense amounted to approximately $103,000 and $149,000 for the quarter ended June 30, 2001 and 2000, respectively, which as a percentage of income before income tax expenses amounted to 34.0% for both periods.

Results of Operations for the Nine Months Ended June 30, 2001 and 2000

Net Income

Net income decreased by $345,000 or 38.5% for the nine-month period ended June 30, 2001 as compared to the same period in 2000. The net decrease of $345,000 was due to a decrease of $294,000 in net interest income, and increase of $20,000 in the provision of loan losses, and a $236,000 increase in non-interest expense offset by a $28,000 increase in non-interest income and a decrease of $177,000 in income tax expense.

Interest Income

Interest income was $6.5 million, or 7.4% of average interest-earning assets for the nine-month period ended June 30, 2001 compared to $5.9 million, or 7.3% of average-earning assets for the nine-month period ended June 30, 2000. Interest income increased by $559,000 or 9.4% from 2000 to 2001. The increase in interest income was due to an increase of $8.1 million in the average balance of interest-earning assets during the nine-month period ended June 30, 2001 compared to the nine-month period ended June 30, 2000.

Interest Expense

Interest expense was $3.9 million, or 5.4% of average interest-bearing deposits, for the nine-month period ended June 30, 2001 as compared to $3.0 million, or 4.7% of average interest-bearing deposits, for the corresponding period in 2000. Interest expense increased by $853,000 or 28.4% from 2000 to 2001. The increase in interest expense was due primarily to a $10.7 million increase in the average balance of interest bearing liabilities for the nine-month period ended June 30, 2001 compared to the corresponding period in 2000, plus an increase of 66 basis points in the average rate paid on interest-bearing liabilities in comparing these same periods.

Provision for Loan Losses

The provision for loan losses during the nine-month period ended June 30, 2001 amounted to $35,000 as compared to $15,000 for the corresponding period in 2000. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans.

Non-Interest Income

Non-interest income amounted to $108,000 and $81,000 for the nine-month periods ended June 30, 2001 and 2000, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $94,000 and $67,000 for the nine-month period ended June 30, 2001 and 2000, respectively.

Non-Interest Expense

Non-interest expense increased $236,000 or 14.2% to $1.9 million for the nine-month period ended June 30, 2001 compared to $1.7 million for the comparable period in 2000. Non-interest expense was 2.2% and 2.0% of average assets for the nine-month periods ended June 30, 2001 and 2000, respectively. The increase of $236,000 was due primarily to an increase of $147,000 in compensation and benefits, $29,000 in occupancy expense, $49,000 in data processing expenses and $31,000 in other operating expenses offset by a decrease of $8,000 in federal and other insurance premiums and $12,000 in state franchise tax. The increase of $147,000 in compensation and benefits is primarily due to the addition of four employees hired for the new branch office in Lawrenceburg, Kentucky, which began operations in February of 2000, and normal salary increases. The increase of $29,000 in occupancy expenses, and $49,000 in data processing expenses was primarily due to the opening of the new branch office in February of 2000. The increase of $31,000 in other operating expenses was due to operations of the new branch office plus increased professional costs in year 2001 related to consulting services and regulatory filings in connection with the request to convert to a bank holding company and acquire a controlling interest in a new bank. The fees totaled approximately $45,000 and were offset in part by reduced advertising costs for the nine months ended June 30, 2001 compared to the same period in 2000.

Income Taxes

The provision for income tax expense amounted to approximately $284,000 and $462,000 for the nine-month periods ended June 30, 2001 and 2000, respectively, which as a percentage of income before income tax expense amounted to a 34.0% for both periods.

Year 2001

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

                                                                              June 30,            September 30,
                                                                                2001                  2000
                                                                           ---------------       ---------------
                                                                                  (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
  Real Estate:
      Residential...............................................           $             -       $             -
                                                                           ---------------       ---------------
Total ..........................................................                         -                      -
                                                                           ---------------       ---------------
Accruing loans which are contractually past due 90 days or more:
  Real Estate:
      Residential...............................................                       189                   446
      Other ....................................................                        13                    16
      Consumer..................................................                        73                    55
                                                                           ---------------       ---------------
Total ..........................................................                       275                   517
                                                                           ---------------       ---------------
Total of non-accrual and 90 day past due loans..................           $           275       $           517
                                                                           ===============       ===============
Percentage of net loans.........................................                       .27%                  .51%
                                                                           ===============       ===============
Other non-performing assets(2)..................................           $             -       $             -
                                                                           ===============       ===============

At June 30, 2001, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the nine months ended June 30, 2001 on the loans in the table above, has been included in income.

At June 30, 2001, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The Bank's actual capital and its statutory required capital levels based on the consolidated financial statements accompanying these notes are as follows (in thousands):


                                                                       June 30, 2001
                                    -------------------------------------------------------------------------------------
                                                                                                       To be Well
                                                                                                    Capitalized Under
                                                                         For Capital                Prompt Corrective
                                                                      Adequacy Purposes             Action Provisions
                                    -------------------------     -------------------------     -------------------------
                                             Actual                       Required                      Required
                                    -------------------------     -------------------------     -------------------------
                                       Amount         %              Amount         %              Amount         %
                                    ------------ ------------     ------------ ------------     ------------ ------------
Core capital                        $     14,675    12.7%         $      4,630     4.0%         $      6,945     6.0%
Tangible capital                    $     14,675    12.7%         $      1,736     1.5%                  N/A     N/A
Total Risk based capital            $     15,081    22.4%         $      5,384     8.0%         $      6,730    10.0%
Leverage                            $     14,675    21.8%                  N/A     N/A          $      5,788     5.0%

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

                                                                     September 30, 2000
                                    -------------------------------------------------------------------------------------
                                                                                                       To be Well
                                                                                                    Capitalized Under
                                                                         For Capital                Prompt Corrective
                                                                      Adequacy Purposes             Action Provisions
                                    -------------------------     -------------------------     -------------------------
                                             Actual                       Required                      Required
                                    -------------------------     -------------------------     -------------------------
                                       Amount        %              Amount        %               Amount         %
                                    ------------ ------------     ------------ ------------     ------------ ------------
Core capital                        $     22,556    21.2%         $      4,260     4.0%         $      6,390     6.0%
Tangible capital                    $     22,556    21.2%         $      1,598     1.5%                  N/A     N/A
Total Risk based capital            $     22,906    36.9%         $      4,961     8.0%         $      6,201    10.0%
Leverage                            $     22,556    21.2%                  N/A     N/A          $      5,325     5.0%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS adopted final rules based upon FDICIA's five capital tiers. The rules provide that a savings bank is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage capital ratio is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Bank was deemed to be "well capitalized" as of June 30, 2001 and September 30, 2000. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it as the sole shareholder of the Bank. At June 30, 2001, the Bank could pay common stock dividends of approximately $9.7 million.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings. At June 30, 2001, the Bank had advances from FHLB totaling $7.0 million. The Bank utilizes FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the nine-month periods ended June 30, 2001 and 2000.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At June 30, 2001 and September 30, 2000, cash and cash equivalents totaled $7.0 million and $3.0 million, respectively.

At June 30, 2001, the Bank had $47.6 million in certificates of deposits due within one year and $22.8 million due between one and three years. Management believes, based on past experience, that the Bank will retain much of the deposits or replace them with new deposits. At June 30, 2001, the Bank had $4.3 million in outstanding commitments to originate mortgages, excluding $1.7 million in approved but unused home equity lines of credit and $1.7 million in approved but unused lines of credit and letters of credit. The Bank intends to fund these commitments with short-term investments and proceeds from loan repayments.

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

                   No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Harrodsburg First Financial Bancorp, Inc.


Date:     August 10, 2001           /s/
                                    --------------------------------------------
                                    Jack Hood, President




Date:     August 10, 2001           /s/
                                    --------------------------------------------
                                    Teresa W. Noel, Treasurer