Form 10KSB40
period 2001-09-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2001-12-21
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          September 30, 2001
                          ---------------------------------------

                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission Number:  0-26570

                    HARRODSBURG FIRST FINANCIAL BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                             61-1284899
----------------------------------------------                   ----------
(State or other jurisdiction of incorporation                (I.R.S. Employer
  or organization)                                           Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                   40330-1620
----------------------------------------------                   ----------
(Address of principal executive offices)                          Zip Code

Registrant's telephone number, including area code:     (859) 734-5452
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                                 ---------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and ask price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations System on December 6, 2001, was approximately $17.4 million.

         As of December 6, 2001 there were issued and outstanding 1,343,416 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2001  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

           Harrodsburg First Financial Bancorp (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to Stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

           These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System ("FRB"), inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

           The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the company.

Item 1.  Business
-----------------

General

           The Registrant is a bank holding company that serves as the holding company for First Financial Bank ("First Financial"), a federally-chartered savings bank of which it is the sole shareholder, and for Citizens Financial Bank, Inc. ("Citizens Financial"), a state-chartered commercial bank in which it holds a 56.27% interest. The Registrant completed its acquisition of Citizens Financial on July 15, 2001. First Financial and Citizens Financial are referred to herein as the "Banks." The Company conducts no significant business or operations of its own other than holding all or a majority of the outstanding stock of the Banks. References to the Company or Registrant generally refers to the consolidated entity including the Banks, unless the context indicates otherwise.

           First   Financial  is  a  federally   chartered  stock  savings  bank
headquartered in Harrodsburg, Kentucky. It is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). First Financial is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") in Cincinnati, which is one of the 12 regional banks in the FHLB System.

           Citizens Financial, a newly organized de novo Kentucky-chartered commercial bank located in Glasgow, Kentucky, commenced operations on July 17, 2001. It is subject to examination and regulation by the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions, and its deposits are insured by the Bank Insurance Fund ("BIF").

           First Financial operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by one- to four-family residential real estate, non-residential real estate, and commercial loans. To a lesser extent, First Financial also originates multi-family real estate loans and consumer loans.

           Citizens operates as a commercial bank, attracting deposit accounts from the general public and using these deposits, together with other funds primarily to originate commercial and consumer loans.

Competition

           The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Registrant's market area of Mercer, Anderson and Barren Counties, Kentucky. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

           Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, deferred loan origination fees and costs and allowance for loan losses) as of the dates indicated.

                                                   At September 30,
                                        ----------------------------------------
                                               2001                 2000
                                        ------------------    ------------------
                                         Amount    Percent    Amount     Percent
                                         ------    -------    ------     -------
Type of Loans:
                                                 (Dollars in Thousands)
Real Estate:
  One-to four-family residential.....   $80,153     73.79%   $79,826      76.31%
  Multi-family.......................     2,541      2.34      2,941       2.81
  Agricultural.......................     3,865      3.56      4,245       4.05
  Commercial.........................     8,783      8.09      7,296       6.97
  Construction.......................     7,286      6.70      6,319       6.04
Consumer:
  Home equity........................     1,879      1.73      1,775       1.70
  Other(1)...........................     3,612      3.33      1,658       1.59
  Savings account....................       498       .46        551        .53
                                       --------    ------   --------     ------
      Total loans receivable.........   108,617    100.00%   104,611     100.00%
                                                   ======                ======
Less:
  Loans in process...................     2,687                2,947
  Deferred loan origination fees
   and costs, net....................       438                  411
  Allowance for loan losses..........       411                  372
                                       --------             --------
Loans receivable, net................  $105,081             $100,881
                                       ========             ========
(footnote on next page.)
                                       2

-----------------
(1)  Includes home improvement, personal loans, auto and commercial loans.

Loan Maturity Tables

           The following table sets forth the maturity of the Banks' loan portfolio at September 30, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $34.3 million for the year ended September 30, 2001. Adjustable- rate mortgage loans are shown as maturing based on contractual maturities.

                                                     Due     Due after
                                                    within   1 through   Due after
                                                    1 year    5 years     5 years      Total
                                                    ------    -------     -------      -----
                                                                 (In Thousands)
One- to four-family residential................    $   302     $1,427    $ 78,424    $ 80,153
Multi-family, agricultural and commercial......      1,217      2,049      11,923      15,189
Construction...................................        126         --       7,160       7,286
Consumer.......................................        859      1,857       3,273       5,989
                                                    ------     ------    --------    --------
Total..........................................     $2,504     $5,333    $100,780    $108,617
                                                    ======     ======    ========    ========

           The following table sets forth as of September 30, 2001 the dollar amount of all loans due after September 30, 2002, which have fixed rates of interest and floating or adjustable interest rates.

                                                             Floating or
                                              Fixed Rates  Adjustable Rates      Total
                                              -----------  ----------------    --------
                                                             (In Thousands)
One- to-four family residential.............   $22,607           $57,244       $ 79,851
Multi-family, agricultural and commercial...       660            13,312         13,972
Construction................................     1,460             5,700          7,160
Consumer....................................     2,538             2,592          5,130
                                               -------           -------       --------
Total.......................................   $27,265           $78,848       $106,113
                                               =======           =======       ========

           One- to- Four Family Residential Loans. First Financial's primary lending activity consists of the origination of one- to- four family residential mortgage loans secured by property located in their primary market area. First Financial generally originates one- to- four family residential mortgage loans without private mortgage insurance in amounts up to 85% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 85% of the value of the mortgaged property typically require private mortgage insurance in the amount of 25% to 30% of the loan amount.

           First Financial offers three types of residential ARM's, all of which use the index value of the National Monthly Median Cost of Funds Ratio to SAIF-Insured Institutions plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to- four family property loan is 1% higher than on an owner-occupied property loan. First Financial's adjustable-rate one-to- four family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. First

Financial originates, to a limited extent, 10 year, 15 year, 20 and 30 year term fixed-rate mortgages on one- to four-family, owner-occupied homes with loan to value ratios of 85% or less.

           Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, depositors and borrowers within the Bank's lending area. Mortgage loans originated and held by First Financial in its portfolio generally include due-on-sale clauses which provide First Financial with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Registrant's consent.

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

           Construction Loans. The Banks engage in construction lending involving loans to qualified borrowers for construction of one- to-four family dwellings, multi-family residential units, commercial buildings and churches, with the intent of such loans converting to permanent financing upon completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which the borrower is not required to make monthly payments. If construction improvements are not completed at the end of six months, accrued interest must be paid to date. Accrued interest must be paid at completion of construction to the first day of the following month, and monthly payments start the first day of the following month if the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to permanent mortgage loan financing for the subject property and must execute a construction loan agreement.

           Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Banks may be required to advance funds beyond the amount originally committed to permit completion of the development. The Banks have sought to minimize this risk by requiring precise construction cost estimates, specifications, and drawing plans from qualified borrowers in their market area.

           Multi-Family and Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Banks originate loans secured by commercial real estate and multi-family properties. The multi-family and commercial real estate loans originated have generally been made to individuals, small businesses and partnerships. They have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Banks benefit from originating such loans due to higher adjustable interest rates. Adjustable-rate loans for this type of lending have a margin that is 1% higher than the margin added to single family owner-occupied property loan. First Financial's multi-family residential and commercial real estate loans are adjustable-rate loans with terms of 25 years or less, with loan-to-value ratios not exceeding 80%. Citizens multi-family residential and commercial real estate loans are adjustable rate loans with a maximum maturity of five years, and loan-to-value ratios not exceeding 80%. As of September 30, 2001, loans on multi-family residential and commercial real estate properties constituted approximately $11.3 million, or 10.43% of the Banks total loan portfolio.

           Multi-family and commercial real estate lending entails significant additional risks as compared to one- to- four family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units.

           Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. To minimize these risks, the Banks generally limits loans of this type to its market area and to borrowers with which it has substantial experience or who are otherwise well known to them. The Banks' underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is their current practice to obtain personal guarantees from all principals obtaining this type of loan. For the small total dollar amount of loans secured by church real estate that are originated by the Banks, repayment is dependent upon the continuing financial support of the church's members. The Banks also obtain appraisals on each property. All appraisals on commercial and multi-family real estate are reviewed by the Banks' management.

           Agricultural Loans. The Banks engage in lending on improved farm land with no dwelling, building lots and building acreage sites. The Banks benefit from originating such loans due to higher origination fees and adjustable interest rates. These properties must have good road access. The loan to value ratio for this type of loan is 75% or less with a maximum loan term of 15 years for First Financial and 5 years for Citizens. An adjustable- rate loan for this type of lending has a margin that is 1% higher than the margin added to one- to four-family owner-occupied property loans.

           The Banks also engage in loans for improved farm land with dwelling. The loan to value ratio for this type of loan is 80% or less with a maximum term of 25 years for First Financial and 5 years for Citizens. These loans can be set up with payment of interest collected semi-annually and principal yearly as well as monthly principal and interest payments.

           Consumer Lending. The Banks originate consumer loans on either a secured or unsecured basis. These loans generally require a pre-existing relationship with the Banks. The Banks generally make certificate of deposit loans for terms of up to six months in amounts up to the face amount of the certificate. The interest rate charged on these loans is 1% higher than the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Registrant as collateral for the loan.

           Consumer loans may entail greater risk than residential loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

           Loan Approval Authority and Underwriting. First Financial has established various lending limits for its officers and maintains a loan committee. The loan committee consists of Arthur L. Freeman, Chairman of the Board and Chief Executive Officer, Jack D. Hood, President and Chief Operating Officer, and Wickliffe T. Asbury, Executive Vice President, Charles W. Graves, Jr., Senior Vice President, and Vice Presidents Gay Gaines and James Baxter. Messrs. Freeman, Hood, and Asbury, each have the authority to approve secured loan applications up to $300,000 and unsecured loans of up to $30,000. Messrs. Graves and Gaines, each have the authority to approve secured loan applications up to $200,000 and unsecured loans of $20,000, and Mr. Baxter has the authority to approve secured applications up to $150,000 and unsecured loans of $15,000. Any two officers may join together to approve loans, but only to the limit of the higher authority of the two officers. The loan committee approves loans that exceed the limits established for individual officers and may approve secured loans of up to $500,000 and unsecured loans of $50,000. The Board of Directors must approve all loans that exceed the lending limit of the loan committee.

           For all loans originated by First Financial, upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. All appraisals are reviewed by officers of First Financial designated by the Board of Directors. An independent appraiser designated and approved by the Board of Directors of First Financial is utilized for all real estate mortgage loans. For construction/permanent loans, the funds advanced during the construction phase are held in a loan-in- process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by an independent contractor hired by First Financial or in some cases by an officer of the Bank. For real estate loans First Financial will require either title insurance or a title opinion. Borrowers must also obtain fire and casualty, hazard or flood insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

           Citizens has established various lending limits for its officers and maintains an officers loan committee. The officers loan committee consists of Terry Bunnell, President, Larry Ramey, Chief Operating Officer, Nancy Hale, Vice President Loans, and Jennie Wilson. Mr. Bunnell has the authority to approve secured and unsecured loans up to $250,000, Mr. Ramey has the authority to approve secured and unsecured loans up to $200,000. Ms. Hale has the authority to approve secured and unsecured loans up to $100,000 and Ms. Wilson has the authority to approve secured and unsecured loans up to $2,500.

           Officers may not join authorities to approve loans but officers may have an officer with higher authority approve loans up to the limit of that officer. The loan committee approves loans exceeding officer limits up to the loan committee limit of $500,000. The loan committee consists of Officers Bunnell, Ramey, Hale and Wilson. The Board loan committee consists of Terry Bunnell, Larry Ramey, Henry H. Dickinson, Chairman of the Board, Thomas K. Lyons, James T. Pace, Philip J. Rutledge and Arthur Freeman and approves loans in excess of $500,000.

           The Board of Directors approves all insider loans and other loans as presented by the Board loan committee for full board approval.

           For all loans originated by Citizens, upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained as required by regulations. For loans for which appraisals are not required, written evaluations of the real estate collateral are prepared. Officers of Citizens review all appraisals or written evaluations prepared. Independent appraisers as approved by the Board of Directors are utilized. For construction/permanent loans a line of credit is established and advances are drawn against the line based upon various stages of completion in accordance with the results of inspection reports based on physical inspection of the construction by an independent contractor or bank officer. For real estate loans Citizens requires either title insurance or a title opinion. Borrowers must also obtain fire and casualty, hazard or flood insurance if in a flood zone prior to closing the loan.

           Loan Commitments. First Financial issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 20 days of the date of issuance. At September 30, 2001, First Financial had $6.0 million of commitments to cover originations, undisbursed funds for loans-in-process and unused lines of credit.

           Citizens issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 20 days of the date of issuance. At September 30, 2001, Citizens had approximately $284,000 in commitments to cover originations, undisbursed funds for loan-in-process and unused lines of credit.

Non-Performing and Problem Assets

           Loan Delinquencies. First Financial monitors delinquencies on all types of loans closely. If such loans later become delinquent, First Financial contacts and works with the borrower to resolve the delinquency before initiating foreclosure proceedings. First Financial's collection procedures provide that when a mortgage loan is 10 days past due, a notice of nonpayment is sent. Delinquent notices are sent if the loan becomes delinquent for more than 30 days. If payment is still delinquent after 60 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Registrant. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, management will generally initiate legal proceedings.

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

           Citizens monitors delinquencies on all types of loans closely. If such loans later become delinquent, Citizens contacts and works with the borrower to resolve the delinquency before initiation of foreclosure proceedings. Citizens collection procedures provide that when a mortgage loan is 15 days past due (10 days for other loans), a notice of nonpayment is sent. Delinquent notices are sent if the loan becomes delinquent for more than 30 days. At 30 days past due, the customer also receives a letter, phone call or officer visit to discuss the loan status. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for up to 90 days past due and no repayment plan is in effect, management will generally initiate legal proceedings.

           Loans are reviewed on a monthly basis by management and will be placed on non-accrual status when the loan becomes more than 90 days past due and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to principal then to interest that would have been contractually accrued.

           Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned and certain other repossessed assets and loans. As of the dates indicated, the Registrant had no loans categorized as troubled debt restructuring within the meaning of SFAS 15 and no impaired loans within the meaning of meaning of SFAS 114, as amended by SFAS 118.



                                                              At September 30,
                                                              ----------------
                                                               2001        2000
                                                               ----        ----
                                                                (In Thousands)
Loans accounted for on a non-accrual basis:
Total...............................................           $ --        $ --
Accruing loans which are contractually past
 due 90 days or more:
Mortgage loans:
  Construction loans................................             --          --
  Permanent loans secured by 1 to 4 family
    dwelling units..................................            166         446
  All other mortgage loans..........................              6          16
 Non-mortgage loans:
  Commercial........................................             --          --
  Consumer..........................................             50          55
                                                               ----        ----
Total...............................................            222         517
                                                               ----        ----
Total non-accrual and accrual loan..................            222         517
Real estate owned...................................             --          --
                                                               ----        ----
Total non-performing assets.........................           $222        $517
                                                               ====        ====
Total non-performing loans to net loans.............           .21%        .51%
                                                               ====        ====
Total non-performing loans to total assets..........           .16%        .44%
                                                               ====        ====
Total non-performing assets to total assets.........           .16%        .44%
                                                               ====        ====

           Classified Assets. Federal regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

           When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. First Financial and Citizens Financial determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, respectively, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

           The following table sets forth the Registrant's classified assets in accordance with its classification system:

                                               At September 30, 2001
                                               ---------------------
                                                   (In Thousands)

Special Mention........................                 $ --
Substandard............................                  892
Doubtful...............................                   --
Loss...................................                   --
                                                        ----
Total..................................                 $892
                                                        ====

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

          The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates and for the periods indicated:


                                                At or For the Year
                                                Ended September 30,
                                                -------------------
                                                 2001        2000
                                               --------    --------
                                               (Dollars in Thousands)

Total loans outstanding                        $108,617    $104,611
                                               ========    ========
Average loans outstanding                      $102,989    $ 95,726
                                               ========    ========

Allowance balances (at beginning of  period)   $    372    $    370
Provision (credit):
  Residential                                        39          15
  Consumer                                           --          --
Net Charge-offs (recoveries):
  Residential                                        --          --
  Consumer                                           --          13
                                               --------    --------
Allowance balance (at end of period)           $    411    $    372
                                               ========    ========
Allowance for loan losses as a percent
  of total loans outstanding                        .38%        .36%
Net loans charged off as a percent of
  average loans outstanding                          --%        .01%

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


                                                    At September 30,
                                        ----------------------------------------
                                               2001               2000
                                        -------------------  -------------------
                                                Percent of           Percent of
                                                 Loans to             Loans to
                                        Amount  Total Loans  Amount  Total Loans
                                        ------  -----------  ------  -----------
                                                  (Dollars in Thousands)
Real estate mortgage:
  One- to four-family residential......   $302     73.79%    $264        76.31%
  Multi-family.........................     10      2.34       10         2.81
  Agricultural.........................     15      3.56       15         4.05
  Commercial...........................     33      8.09       26         6.97
  Residential construction.............     28      6.70       22         6.04
Consumer(1)............................     23      5.52       35         3.82
                                          ----    ------     ----       ------
    Total allowance for loan losses....   $411    100.00%    $372       100.00%
                                          ====    ======     ====       ======

-------------
(1) For 2000 includes $21,000 of specific reserves attributable to two particular loans and not available for other loan losses.

Investment Activities

           The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets which may be invested in specified short-term securities and certain other investments. However, neither the OTS nor the FDIC prescribes by regulation to a minimum or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

           Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2001, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $4.9 million and $12.5 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2001, the Registrant's securities available for sale had an amortized cost of $7.6 million and market value of $12.5 million. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

           At September 30, 2001, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

           As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities to investors. The quasi- governmental agencies guarantee the payment of principal and interest to investors and include Freddie Mac, Ginnie Mae, and Fannie Mae.

           Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by Freddie Mac, Ginnie Mae, and Fannie Mae, make up a majority of the pass-through certificates market.

           At September 30, 2001, the Registrant's securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant's equity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities at the dates indicated.


                                                         At September 30,
                                                       ---------------------
                                                         2001         2000
                                                       -------       -------
                                                          (In Thousands)

Investment Securities available for sale:
Freddie Mac securities..........................       $12,509       $ 4,167
                                                       -------       -------
    Total.......................................        12,509         4,167
                                                       -------       -------
Investment securities held to maturity:
  FHLB Stock and bonds .........................         4,919         6,801
                                                       -------       -------
  Mortgaged-backed securities...................            22            25
                                                       -------       -------
    Total.......................................         4,941         6,826
                                                       -------       -------
    Total investment securities.................       $17,450       $10,993
                                                       =======       =======

         Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Registrant's investment securities portfolio at September 30, 2001. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                             As of September 30, 2001
                         ----------------------------------------------------------------------------------------------------------
                                             More Than One to   More Than Five to
                         One Year or Less       Five Years         Ten Years       More than Ten Years  Total Investment Securities
                         ----------------    ----------------   -----------------  -------------------  ---------------------------
                         Carrying  Average   Carrying  Average  Carrying  Average  Carrying    Average  Carrying   Average   Market
                          Value     Yield     Value     Yield    Value     Yield    Value       Yield    Value      Yield    Value
                          -----     -----     -----     -----    -----     -----    -----       -----    -----      -----    -----
                                                              (Dollars in Thousands)
Investments securities
available for sale:
Freddie Mac Securities..  $12,509     2.36%     $ --      --%    $   --       --%   $   --        --%    $12,509     2.36%  $12,509
                          -------     ----      ----    ----     ------     ----    ------      ----     -------     ----   -------
Investment securities
held to maturity:
U.S. Government and
  Federal agencies
  bonds.................    1,000     5.97        --      --      2,000     6.01        --        --       3,000     5.99     3,037
Ginnie Mae PC...........       22     7.54        --      --         --       --        --        --          22     7.54        23
FHLB Stock..............       --       --        --      --         --       --     1,705      7.18       1,705     7.18     1,705
Bonds - Municipal.......       --       --       105    4.21         --       --       109      5.37         214     4.80       221
                          -------               ----             ------             ------               -------            -------
  Total.................    1,022     6.00       105    4.21      2,000     6.01     1,814      7.07       4,941     6.36     4,986
                          -------     ----      ----    ----     ------     ----    ------      ----     -------     ----   -------
Total investment
  securities............  $13,531     2.64%     $105    4.21%    $2,000     6.01%   $1,814      7.07%    $17,450     3.50%  $17,495
                          =======     ====      ====    ====     ======     ====    ======      ====     =======     ====   =======


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

           Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2001, the Registrant had no brokered accounts.

           Jumbo Certificates of Deposit. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001.


                                                     Certificates
                                                      of Deposit
                                                      ----------
Maturity Period                                     (In Thousands)
---------------
Three months or less.........................         $ 2,709
More than three through six months...........           4,918
More than six through twelve months..........           5,442
Over twelve months...........................           3,481
                                                      -------
   Total.....................................         $16,550
                                                      =======

           The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.


                                       Year Ended September 30,
                             -----------------------------------------------
                                     2001                     2000
                             --------------------    -----------------------
                             Average      Average      Average     Average
                             Balance       Rate        Balance       Rate
                             -------       ----        -------       ----
                                         (Dollars in Thousands)
Deposit Category:

Demand Accounts(1).......    $11,500        2.36%      $10,990        2.17%
Passbook Accounts........      6,765        2.79         7,182        2.75
Certificates.............     73,406        5.98        67,215        5.47
                             -------        ----       -------        ----
                             $91,671        5.29%      $85,387        4.86%
                             =======        ====       =======        ====

-------------
(1) Includes non-interest bearing accounts, which represent less than 10% of total deposits.

         Borrowings. Deposits are the primary source of funds of First Financial's lending and investment activities and for its general business purposes. First Financial may obtain advances from the FHLB of Cincinnati to supplement its supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of First Financial's stock in the FHLB of Cincinnati and a portion of their first mortgage loans and certain other assets. First Financial and Citizens, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2001, the Registrant borrowings totaled $7.0 million, which was short-term.

Personnel

           As of September 30, 2001, the Registrant had 35 full-time employees and one part-time employee. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation of the Company

           General. The Company is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). In addition, the Company is subject to the provisions of Kentucky's banking laws regulating bank acquisitions and various activities of controlling bank shareholders. As a bank holding company, the Company is subject to regulation and supervision, and examination by the FRB and is required to file periodic reports with the FRB. The Kentucky Department of Financial Institutions may also conduct examinations of the Company to determine whether it is in compliance with applicable Kentucky banking laws and regulations. In addition, the FRB has enforcement authority over the Company and any non-financial institution subsidiaries of the Company. This regulation and oversight is intended primarily for the protection of the depositors of the Banks and not for the benefit of the Company's stockholders.

           Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The FRB's capital adequacy guidelines are similar to those imposed on the Banks by the OTS and the FDIC. See "Regulation of the Banks - Regulatory Capital Requirements."

           Restrictions on Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

           Acquisition of Banks. The BHC Act also requires a bank holding company to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisition of any additional banks would require prior approval from both the FRB and the Kentucky Department of Financial Institutions.

           Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHC Act. The Company is authorized by the BHC Act and the FRB's Regulation Y to acquire ownership or control of non-banking companies, provided the activities of the non-banking companies are so closely related to banking or managing or controlling banks that the FRB considers the activities to be proper to the operation and control of banks. Regulation Y sets forth a lengthy list of activities (including the operation of a savings institution such as First Financial) that the FRB has determined to be so closely related to the business of banking as to be a proper incident thereto regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies.

           The Gramm-Leach-Bliley Act, which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined by statute or by the FRB and the Department of the Treasury to be permissible. The Company has not submitted notice to the FRB of its intent to be deemed a financial holding company.

Regulation of the Banks

           General. Set forth below is a brief description of certain laws that relate to the regulation of the Banks. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. First Financial, as a federal savings bank, is subject to regulation, supervision and regular examination by the OTS. Citizens Financial, as a Kentucky commercial bank that is not a member of the FRB System, is subject to regulation, supervision and regular examination both by the Kentucky Department of Financial Institutions and the FDIC. The deposits of both Banks are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor).

           Federal and Kentucky banking laws and regulations control, among other things, the Banks' required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends and other aspects of the Banks' operations. The regulatory structure also gives the respective regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including polices with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Supervision, regulation and examination of First Financial and Citizens Financial by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Banks.

           Insurance of Deposit Accounts. The deposit accounts held by First Financial and Citizens Financial are insured by the SAIF and the BIF, respectively, to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

           The Banks are required to pay insurance premiums based on a percentage of their insured deposits to the FDIC for insurance of their deposits by the SAIF and the BIF. The FDIC's current deposit insurance assessment rates for SAIF and BIF member institutions are in a range from 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most banks and thrifts set at 0%.

           In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The assessment rate for 2001 is approximately .019% of insured deposits. These assessments will continue until the FICO bonds mature in 2017.

           Regulatory Capital Requirements. The OTS and the FDIC have adopted regulations requiring institutions under their respective jurisdictions maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. Specifically, all savings institutions and banks must maintain the following ratios: (1) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets; and (2) total capital (defined as Tier 1 capital plus supplementary (Tier 2) capital) equal to 8% of total risk-weighted assets. In addition, savings institutions are required under applicable federal law to maintain tangible equity capital equal to at least 1.5% of total adjusted assets. The Banks were in compliance with the respective capital requirements of the FDIC and the OTS as of September 30, 2001.

           Dividend and Other Capital Distribution Limitations. The OTS and the Kentucky Department of Financial Institutions impose restrictions on the ability of federal savings institutions and Kentucky commercial banks, respectively, to pay dividends and to make other capital distributions. In general, the Banks are prohibited from paying any dividends or other capital distributions if, after the distribution, they would be undercapitalized under applicable federal law.

           The prior approval of the OTS would be required for any capital distribution (including a dividend) by First Financial if: (i) the total of its capital distributions, including the proposed distribution, were to exceed its net income for the calendar year to date plus its retained net income for the preceding two calendar years; (ii) First Financial was not eligible for expedited treatment of applications under applicable OTS regulations; (iii) First Financial would not remain adequately capitalized, as defined, after the distribution; or (iv) the capital distribution would violate an agreement between the OTS and First Financial or any OTS regulation. In addition, even if the above application requirement were inapplicable, First Financial would be required to give the OTS prior notice of any capital distribution if it would not remain well capitalized after the distribution.

           In addition, under applicable provisions of Kentucky law, the prior approval of the Kentucky Department of Financial Institutions is required if the total of all dividends declared by Citizens Financial in any calendar year exceeds Citizens Financial's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

           Federal Home Loan Bank System. First Financial is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region.

It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. Citizens Financial is not a member of the FHLB.

           As a member, First Financial is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

           Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At September 30, 2001, the Banks were in compliance with these Federal Reserve Board requirements.

Item  2.  Description of Properties
-----------------------------------

           (a)       Properties

           The Registrant operates from two main offices and two full service branch offices. The following table sets forth information regarding the Registrant's properties:

                                                                Original
                                                                  Date
                                               Leased           Acquired
Location                                      or Owned         or Leased
--------                                      --------         ---------

First Financial
---------------
MAIN OFFICE:
104 South Chiles Street                        Owned              1964
Harrodsburg, Kentucky 40330

BRANCH OFFICE:                                 Owned              1973
216 South Main Street
Lawrenceburg,Kentucky 40342

BRANCH OFFICE:                                 Owned              1998
1015 Cross Road Drive
Lawrenceburg, Kentucky 40342

Citizens Financial
------------------
MAIN OFFICE:                                   Leased             2000
113 West Public Square
Glasgow, Kentucky 42142

         (b) Investment Policies. See "Item 1. Description of Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Registrant's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

                     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Description of Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

                     (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities and - Regulation of the Bank."

                     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities and - Regulation of the Bank."

         (c) Description of Real Estate and Operating Data. Not Applicable.

Item 3.  Legal Proceedings
--------------------------

           The Registrant, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Registrant. There were no material lawsuits pending or known to be contemplated against the Banks or the Company at September 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

           None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

           The information contained under the section captioned "Market and Dividends Information" in the 2001 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

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

Item 7.  Financial Statements
-----------------------------

           The Registrant's financial statements listed under Item 13 herein are incorporated herein by reference.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

           Not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

           The information required under this item is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

           The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

           (a)       Security Ownership of Certain Beneficial Owners
           (b)       Security Ownership of Management
                     The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."
           (c)       Management  of  the  Company  knows  of  no   arrangements,
                     including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

           The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions."

Item 13.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

           1. The consolidated statements of financial conditions of Harrodsburg First Financial Bancorp, Inc. as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report of Miller, Mayer, Sullivan & Stevens LLP, independent accountants.

           2.        Schedules omitted as they are not applicable.

           3         Exhibits

           (a)       The following exhibits are filed as part of this report.

            3.1      Certificate of Incorporation of Harrodsburg First Financial Bancorp, Inc.*
            3.2      Bylaws of Harrodsburg First Financial Bancorp, Inc.*
           10.1      1996 Stock Option Plan**
           10.2      Restricted Stock Plan and Trust Agreement**
           10.3      Form of Employment Agreement Jack D. Hood***
           10.4      Employment Agreement Arthur L. Freeman***
           13.0      Portions of the 2001 Annual Report to Stockholders
           21.0      Subsidiary Information (See Item 1 - Description of Business)

           (b)       Reports on Form 8-K.
                     None.

---------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458.
** Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on December 29, 1997.
*** Incorporated herein by reference to the identically numbered exhibit to the Form 10K filed on December 20, 2001.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 21, 2001.

                                       HARRODSBURG FIRST FINANCIAL BANCORP, INC.


                                       By:  /s/Arthur L. Freeman
                                            ------------------------------------
                                            Arthur L. Freeman
                                            Chief Executive Officer and Chairman
                                            (Duly Authorized Representative)

           Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on December 21, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.


By:  /s/Arthur L. Freeman                                By: /s/Jack D. Hood
     -------------------------------------------             -------------------------------------
     Arthur L. Freeman                                       Jack D. Hood
     Chief Executive Officer and Chairman                    President and Director
     (Duly Authorized Representative)


By:  /s/Wickliffe T. Asbury, Sr.                         By: /s/Thomas Les Letton
     -------------------------------------------             -------------------------------------
     Wickliffe T. Asbury, Sr.                                Thomas Les Letton
     Vice President and Director                             Director


By:  /s/Jack L. Coleman, Jr.                             By: /s/W. Dudley Shryock
     -------------------------------------------             -------------------------------------
     Jack L. Coleman, Jr.                                    W. Dudley Shryock
     Director                                                Director


By:  /s/Teresa W. Noel
     -------------------------------------------
     Teresa W. Noel
     Treasurer and Chief Financial Officer
     (Chief Financial and Accounting Officer)
