Form 10QSB
period 2001-12-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2002-02-13
CIK 946738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB



(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number: 0-26570


                    Harrodsburg First Financial Bancorp, Inc.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


          Delaware                                               61-1284899
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                   40330-1620
----------------------------------------------                   ----------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (859) 734-5452


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes [X]   No  [ ]


As of February 8, 2002, 1,343,416 shares of the registrant's common stock were issued and outstanding.

                                    CONTENTS

                           ---------------------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 2001 (unaudited) and
                    September 30, 2001.......................................................3

        Consolidated Statements of Income for the Three-Month Periods Ended
                    December 31, 2001 and 2000 (unaudited)...................................4

        Consolidated Statements of Changes in Stockholders' Equity for the
                    Three Month Periods Ended December 31, 2001 and 2000 (unaudited).........5

        Consolidated Statements of Cash Flows for the Three Month Periods Ended
                    December 31, 2001 and 2000 (unaudited)...................................6

        Notes to Consolidated Financial Statements...........................................8

Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations....................................................8


PART II.OTHER INFORMATION

Item 1. Legal Proceedings...................................................................14
Item 2. Changes in Securities...............................................................14
Item 3. Defaults Upon Senior Securities.....................................................14
Item 4. Submission of Matters to a Vote of Security Holders.................................14
Item 5. Other Information...................................................................14
Item 6. Exhibits and Reports on Form 8-K....................................................14

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      ------------------------------------

                                                                                     As of            As of
                                                                                  December 31,    September 30,
                                                                                     2001              2001
                                                                                 -------------    -------------
ASSETS                                                                             (unaudited)

Cash and due from banks                                                          $   3,136,089    $   1,180,469
Federal funds sold                                                                   1,017,000          964,000
Interest Bearing Deposits                                                           11,849,335        8,751,379
Available-for-sale securities                                                        5,041,555       12,508,751
Held-to-maturity securities                                                          8,460,821        4,941,100
Loans receivable, net                                                              107,850,870      105,081,309
Bank owned life insurance                                                            2,500,000
Accrued interest receivable                                                            699,214          730,500
Property and equipment, net                                                          1,878,722        1,896,731
Other assets                                                                           452,425          486,922
                                                                                 -------------    -------------

     Total assets                                                                $ 142,886,031    $ 136,541,361
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $ 109,435,559    $ 102,961,466
Advances from Federal Home Loan Bank                                                 7,000,000        7,000,000
Advance payments by borrowers for taxes and insurance                                       22            1,215
Deferred federal income tax                                                          1,747,088        1,904,364
Dividends payable                                                                                       404,150
Other liabilities                                                                      468,022          115,969
                                                                                 -------------    -------------
     Total liabilities                                                             118,650,691      112,387,164
                                                                                 -------------    -------------

Minority interests                                                                   1,772,336        1,848,807
                                                                                 -------------    -------------

Stockholders' equity
     Common stock, $0.10 per value, 5,000,000 shares authorized; 1,241,362 and
         1,238,834 shares issued and outstanding at
         December 31, 2001 and September 30, 2001, respectively                        218,213          218,213
     Additional paid-in capital                                                     21,241,972       21,237,991
     Retained earnings, substantially restricted                                    11,088,437       10,978,953
     Accumulated other comprehensive income                                          3,277,608        3,257,257
     Treasury stock, 838,709 and 837,759 shares as of December 31,
            2001 and September 30, 2001, respectively                              (12,342,686)     (12,333,701)
     Unallocated employee stock ownership plan (ESOP) shares                        (1,020,540)      (1,053,323)
                                                                                 -------------    -------------
            Total stockholders' equity                                              22,463,004       22,305,390
                                                                                 -------------    -------------

            Total liabilities and stockholders' equity                           $ 142,886,031    $ 136,541,361
                                                                                 =============    =============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                      ------------------------------------

                                                     For the Three-Month Periods
                                                           Ended December 31,
                                                     ---------------------------
                                                          2001           2000
                                                      -----------    -----------
Interest income:
    Interest on loans                                 $ 2,086,995    $ 1,999,586
    Interest and dividends on securities                   75,465        128,252
    Other interest income                                  97,096         39,065
                                                      -----------    -----------
         Total interest income                          2,259,556      2,166,903
                                                      -----------    -----------

Interest expense:
    Interest on deposits                                1,261,979      1,175,810
    Interest on other borrowings                           48,797        101,163
                                                      -----------    -----------
         Total interest expense                         1,310,776      1,276,973
                                                      -----------    -----------

Net interest income                                       948,780        889,930
Provision for loan losses                                  42,000         35,000
                                                      -----------    -----------
Net interest income after provision for loan losses       906,780        854,930
                                                      -----------    -----------

Non-interest income:
    Loan and other service fees, net                       63,456         28,894
    Other                                                   8,448          4,242
                                                      -----------    -----------
                                                           71,904         33,136
                                                      -----------    -----------
Non-interest expense:
    Compensation and benefits                             451,690        327,891
    Occupancy expenses, net                                81,859         58,755
    Data processing expenses                               91,571         49,794
    State franchise tax                                    29,759         31,277
    Other operating expenses                              183,700        146,776
                                                      -----------    -----------
                                                          838,579        614,493
                                                      -----------    -----------

Income before income tax expense                          140,105        273,573
Income tax expense                                       (107,092)       (93,015)
Minority interests                                         76,471
                                                      -----------    -----------
Net income                                            $   109,484    $   180,558
                                                      ===========    ===========
Basic earnings per common share                       $       .09    $       .13
                                                      ===========    ===========
Diluted earnings per common share                     $       .09    $       .13
                                                      ===========    ===========
Weighted average common shares outstanding              1,239,319      1,434,819
                                                      ===========    ===========
Weighted average common shares outstanding
    after dilutive effect                               1,239,319      1,434,819
                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Three Month Periods Ended December 31, 2001 and 2000
                                   (unaudited)

                      ------------------------------------


                                                                         Accumulated
                                               Additional                    Other                       Unearned         Total
                                    Common      Paid-in       Retained   Comprehensive   Treasury          ESOP       Stockholders'
                                     Stock      Capital       Earnings       Income        Stock          Shares          Equity
                                    --------   -----------   -----------   ----------   ------------    -----------    ------------
Balance, September 30, 2000         $218,213   $21,215,999   $11,038,055   $2,700,651   $ (8,771,467)   $(1,160,600)   $ 25,240,851
                                                                                                                       ------------

Comprehensive income:
   Net income                                                    180,558                                                    180,558
   Other comprehensive
      gain, net of tax
      unrealized gains
      on securities                                                           753,759                                       753,759
                                                                                                                       ------------
Total comprehensive income                                                                                                  934,317
ESOP shares earned                                   5,337                                                   26,820          32,157
Purchase of common stock,
   112,700 shares                                                                         (1,444,251)                    (1,444,251)
                                    --------   -----------   -----------   ----------   ------------    -----------    ------------
Balance, December 31, 2001          $218,213   $21,221,336   $11,218,613   $3,454,410   $(10,215,718)   $(1,133,780)   $ 24,763,074
                                    ========   ===========   ===========   ==========   ============    ===========    ============

Balance, September 30, 2000         $218,213   $21,237,991   $10,978,953   $3,257,257   $(12,333,701)   $(1,053,323)   $ 22,305,390
                                                                                                                       ------------
Comprehensive income:
   Net income                                                    109,484                                                    109,484
   Other comprehensive
      gain, net of tax
      unrealized gains
      on securities                                                            20,351                                        20,351
                                                                                                                       ------------
Total comprehensive income                                                                                                  129,835
ESOP shares earned                                   3,981                                                   32,783          36,764
Purchase of common stock,
   750 shares                                                                                 (8,985)                        (8,985)
                                    --------   -----------   -----------   ----------   ------------    -----------    ------------
Balance, December 31, 2001          $218,213   $21,241,972   $11,088,437   $3,277,608   $(12,342,686)   $(1,020,540)   $ 22,463,004
                                    ========   ===========   ===========   ==========   ============    ===========    ============

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      ------------------------------------

                                                       For the Three-Month Periods
                                                             Ended December 31,
                                                           2001            2000
                                                        -----------    -----------
Operating activities
Net income                                              $   109,484    $   180,558
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                               42,000         35,000
     ESOP benefit expense                                    36,764         32,157
     Provision for depreciation                              30,799         29,071
     Amortization of loan fees                              (35,855)       (11,932)
     Accretion/amortization of investment
       premium/discount                                       2,567            (32)
     FHLB stock dividend                                    (23,600)       (29,900)
     Minority interest                                      (76,471)
     Change in:
       Interest receivable                                   31,286        (20,169)
       Interest payable                                      31,596         (1,781)
       Accrued liabilities                                   41,789        141,560
       Prepaid expense                                       34,497          8,610
       Income tax payable                                   110,908
                                                        -----------    -----------

     Net cash provided by operating activities              335,764        363,142
                                                        -----------    -----------

Investing activities
Net (increase) decrease in loans                         (2,775,706)    (1,042,050)
Proceeds from call of investment securities - HTM         1,000,000
Proceeds from sale of securities - AFS                    7,498,031
Purchase of securities - HTM                             (4,498,688)
Purchase of bank owned life insurance                    (2,500,000)
Principal repayments - mortgage back securities                                913
Purchase of fixed assets                                    (12,590)        (4,466)
                                                        -----------    -----------

     Net cash provided (used) by investing activities    (1,288,953)    (1,045,603)
                                                        -----------    -----------


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                      ------------------------------------

                                                        For the Three-Month Periods
                                                             Ended December 31,
                                                            2001           2000
                                                        ------------    -----------
Financing activities
Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts                       715,824          8,088
Net increase (decrease) in certificates of deposit         5,758,269      2,401,964
Net increase (decrease) in custodial accounts                 (1,193)       (86,465)
Purchase of treasury stock                                    (8,985)    (1,444,251)
Proceeds from FHLB borrowings                              7,000,000      2,000,000
Repayment of FHLB borrowings                              (7,000,000)
Payment of dividends                                        (404,150)      (445,902)
                                                        ------------    -----------

     Net cash provided (used) by financing activities      6,059,765      2,433,434
                                                        ------------    -----------

     Increase (decrease) in cash and cash equivalents      5,106,576      1,750,973

Cash and cash equivalents, beginning of period            10,795,848      3,031,167
                                                        ------------    -----------

Cash and cash equivalents, end of period                $ 15,902,424    $ 4,782,140
                                                        ============    ===========


Supplemental Disclosures
     Cash payments for:
          Interest on deposits                          $  1,279,180    $ 1,278,754
                                                        ============    ===========
          Income taxes                                  $        -0-    $    40,000
                                                        ============    ===========

          See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        Harrodsburg First Financial Bancorp (the "Company") is a corporation organized under the laws of Delaware. On July 15, 2001, the Company converted to a bank holding company. The activities of the Company are primarily limited to holding stock in two banks, First Financial Bank (First Financial), a wholly-owned subsidiary, and Citizens Financial Bank , Inc. (Citizens), in which the Company acquired a 56.27% interest on July 15, 2001.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three-month period ended December 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2002.

2.      Bank Owned Life Insurance Contracts

        In December of 2001, First Financial Bank obtained life insurance contracts on certain employees with the payment of a one-time single premium in the amount of $2,500,000. The insurance contracts are whole life contracts issued by Northwestern Mutual Life Insurance Company with First Financial, the owner of the policies and also the named beneficiary. These contracts have account values that consist of the cash value earned, based on declared dividend rates by Northwestern for cash value policies in its general account less the cost of the insurance and administrative costs. In addition, cancellation of the individual contracts may trigger additional surrender charges, which would further reduce the individual account values of the contracts. At December 31, 2001, the estimated cash values of the insurance contracts amounted to $2,500,000.

3.      Treasury stock

        The Company repurchased a total of 750 shares of common stock at a total price of $8,985 during the three months ended December 31, 2001.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's consolidated assets increased approximately $6.3 million, or 4.6% to $142.9 million at December 31, 2001 compared to $136.5 million at September 30, 2001. The net increase of $6.3 million was due primarily to a $6.5 million increase in deposits since September 30, 2001. Loans increased a net $2.8 million, investment securities decreased $3.9 million, and cash, interest-bearing deposits, and Federal Funds sold increased a collective total of $5.1 million. In addition, an investment of $2.5 million was made in bank owned life insurance contracts.

Securities available-for-sale decreased $7.5 million due to the sale of a short-term U.S. Government Treasury Bill for $7.5 million. Securities held-to-maturity increased a net $3.5 million due to the purchase of government agency securities totaling $4.5 million offset by the call of $1.0 million in government agency bonds.

Loans receivable increased by $2.8 million, or 2.6% from $105.1 million at September 30, 2001 to $107.9 at December 31, 2001. Net loans for Citizens increased by $4.6 million, which was offset by a net decrease in loans for First Financial of $1.8 million. The increase by Citizens reflects their success in gaining acceptance in their market area.

Deposits increased $6.5 million, or 6.3% from $103 million at September 30, 2001 to $109.5 million at December 31, 2001. Certificate of deposits accounted for $5.8 million of the $6.5 million increase in deposits since September 30, 2001. This increase reflects the competitively priced product lines within the local market areas for First Financial and Citizens, respectively.

Stockholders' equity increased by $158,000 to $22.5 million at December 31, 2001. The net increase of $158,000 is primarily due to net income of $109,000 plus an increase of $20,000 in net unrealized appreciation on investments held-for-sale, and a increase of $37,000 related to the release of ESOP shares from collateral during the quarter ended December 31, 2001.

Results of Operations for the Three Months Ended December 31, 2001 and 2000

Net Income

Net income decreased by $71,000, or 39.3%, for the three month period ended December 31, 2001 as compared to the same period in 2000. The net decrease of $71,000 was due to the recognition of a $98,000 loss from the operations of Citizens for the three-month period ended December 31, 2001. The Company acquired a 56.27% interest in Citizens on July 15, 2001.

Net Interest

Net interest income for the three months ended December 31, 2001 was $949,000 compared to $890,000 for the same period in 2000. The increase in net interest income of $59,000 was due to an increase in interest income of $93,000 offset by an increase in interest expense of $34,000.

Interest Income

Interest income was $2.3 million, or 6.61% of average interest-earning assets, for the quarter ended December 31, 2001 as compared to $2.2 million, or 7.44% of average interest-earning assets, for the quarter ended December 31, 2000. Interest income increased $93,000 or 4.3%. The change was due to an increase of $20.1 million in interest-earning assets for the three months ended December 31, 2001 compared to this same period in 2000, which was offset in part by a 83 basis point decrease in the average yield on interest- earning assets in the 2001 period compared to the 2000 period. The primary reason for the increase in interest-earning assets was from the Company's investment in Citizens.

Interest Expense

Interest expense was $1.3 million, or 4.6% of average interest-bearing liabilities, for the quarter ended December 31, 2001 as compared to $1.3 million, or 5.53% of average interest-bearing liabilities, for the corresponding period in 2000. Interest expense increased by $34,000 due to an increase of $21.9 million in the average balance of interest-bearing liabilities during the three months ended December 31, 2001 compared to the same period in 2000, which was offset by a decrease of 94 basis points on the average rate paid on interest-bearing liabilities during the 2001 period compared to the 2000 period. Citizens' deposit balances accounted for $10.0 million of the increase in the average interest-bearing liabilities for the quarter ended December 31, 2001 compared to the same period in 2000.

Provision for Loan Losses

The provision for loan losses totaled $42,000 during the quarter ended December 31, 2001, as compared to $35,000 for the corresponding period in 2000. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At December 31, 2001 and 2000, the allowance for loan losses represented .42% and .40%, respectively, of total loans. The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income amounted to $72,000 and $33,000 for the quarters ended December 31, 2001 and 2000, respectively. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $63,000 for 2001 and $29,000 for 2000. The increase in non-interest income in 2001 is due to the operations of Citizens acquired by the Company in July of 2001.

Non-Interest Expense

Non-interest expense increased approximately $224,000, or 36.5% to $839,000 for the quarter ended December 31, 2001 compared to $614,000 for the comparable period in 2000. The primary reason for the increase in non-interest expense is due to the operations of Citizens, which totaled $192,000 during the quarter ended December 31, 2001. The Company acquired its investment in Citizens in July of 2001.

Income Taxes

The provision for income tax expense amounted to approximately $107,000 and $93,000 for the quarters ended December 31, 2001 and 2000, respectively, which as a percentage of income before income tax expenses amounted to 49.4% for 2001 and 34.0% for 2000. The income tax expense as a percentage of income before income tax expense is 15.4% higher in the quarter ended December 31, 2001 as compared to the some period in 2000 due to the tax effect of the Company's share of the Citizens' net operating loss for the 2001 quarter being fully reserved.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                       December 31,     September 30,
                                                                          2001               2001
                                                                      ------------       ------------
                                                                          (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
   Real Estate:
        Residential ............................................      $         --       $         --
                                                                      ------------       ------------
Total ..........................................................                --                 --
                                                                      ------------       ------------
Accruing loans which are contractually past due 90 days or more:
   Real Estate:
        Residential ............................................             1,075                222
        Other real estate loans ................................                --                 --
        Consumer ...............................................                --                 --
                                                                      ------------       ------------
Total ..........................................................             1,075                222
                                                                      ------------       ------------
Total of non-accrual and 90 day past due loans .................      $      1,075       $        222
                                                                      ============       ============
Percentage of net loans ........................................               1.0%               .21%
                                                                      ============       ============
Other non-performing assets(2) .................................      $         --       $         --
                                                                      ============       ============

At December 31, 2001, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the three months ended December 31, 2001 on the loans in the table above, has been included in interest income.

At December 31, 2001, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The actual capital of the Banks and the related capital ratios as defined by the OTS and FDIC based on the accompanying consolidated financial statements are as follows:

                                                                      December 31, 2001
                                                        ----------------------------------------------
                                                            First Financial            Citizens
                                                        ----------------------   ---------------------
                                                         Amount         Ratio    Amount         Ratio
                                                        ----------------------   ---------------------
Total risk-based capital (to risk-weighted assets)      $13,598         19.25%   $4,100         46.65%
Tier I capital (to risk-weighted assets)                $13,191         18.68%   $4,053         46.12%
Tier I capital (to adjusted total assets)               $13,191         10.8%    $4,053         28.92%


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

                                                                      September 30, 2001
                                                        ----------------------------------------------
                                                            First Financial            Citizens
                                                        ----------------------   ---------------------
                                                         Amount         Ratio    Amount         Ratio
                                                        ----------------------   ---------------------
Total risk-based capital (to risk-weighted assets)      $ 13,312        19.35%   $ 4,233        94.34%
Tier I capital (to risk-weighted assets)                $ 12,905        18.76%   $ 4,228        94.23%
Tier I capital (to adjusted total assets) - leverage    $ 12,905        10.8%    $ 4,228        48.99%


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS and the FDIC implemented regulations requiring banks to meet specified capital requirements. The rules provide that a bank is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Banks were deemed to be "well capitalized" as of December 31, 2001 and September 30, 2001. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it by First Financial and Citizens. The payment of cash dividends by the Banks on their common stocks is limited by regulations of the OTS and the FDIC, which are tied to their level of compliance with their regulatory capital requirements.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings, such as Federal Funds purchased. At December 31, 2001, First Financial had advances from FHLB totaling $7.0 million. First Financial utilizes FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the quarters ended December 31, 2001 and 2000.

The Company's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At December 31, 2001 and September 30, 2001, cash and cash equivalents totaled $15.9 million and $10.8 million, respectively.

At December 31, 2001, the Banks had $65.2 million in certificates of deposits due within one year and $19.9 million due between one and three years. Management believes, based on past experience, that the Banks will retain much of these deposits or replace them with new deposits. At December 31, 2001, the Banks had $558,000 in outstanding commitments to originate mortgages, plus approved, but unused home equity and commercial lines of credit totaling $3.1 million and available construction loan draws of $2.3 million. The Banks intend to fund these commitments with short-term investments and proceeds from loan repayments.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................None

Item 2.  Changes in Securities..........................................None

Item 3.  Defaults Upon Senior Securities................................None

Item 4.  Submission of Matters to a Vote of Security Holders............None

Item 5.  Other Information..............................................None

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

         The following exhibits are filed herewith:.....................None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Harrodsburg First Financial Bancorp, Inc.


Date: February 12 , 2002               /s/ ARTHUR L. FREEMAN
                                       -----------------------------------------
                                       Arthur L. Freeman, President and
                                       Chief Executive Officer




Date: February 12 , 2002               /s/ JACK HOOD
                                       -----------------------------------------
                                       Jack Hood, Secretary/Treasurer
                                       (Chief Accounting Officer)