Form 10QSB
period 2002-03-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2002-05-13
CIK 946738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          ------------------------------------------------------------



(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002.


                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:       0-26570


                   Harrodsburg First Financial Bancorp, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           61-1284899
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                40330-1620
----------------------------------------------         -------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    (859) 734-5452
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes  X   No
                                           ---     ---

As of May 9, 2002, 1,343,416 shares of the registrant's common stock were issued and outstanding.

                                C O N T E N T S

                  --------------------------------------------


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
               September 30, 2001......................................................................3

           Consolidated Statements of Income for the Three-Month
               Periods Ended March 31, 2002 and 2001
               (unaudited) and the Six-Month Periods
               Ended March 31, 2002 and 2001 (unaudited)...............................................4

           Consolidated Statements of Changes in Stockholders' Equity for the
               Six Month Periods Ended March 31, 2002 and 2001 (unaudited).............................5

           Consolidated Statements of Cash Flows for the Six Month Periods Ended
               March 31, 2002 and March 31, 2001 (unaudited)...........................................6

           Notes to Consolidated Financial Statements..................................................8

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations...................................................................8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..........................................................................15
Item 2.    Changes in Securities......................................................................15
Item 3.    Defaults Upon Senior Securities............................................................15
Item 4.    Submission of Matters to a Vote of Security Holders........................................15
Item 5.    Other Information..........................................................................15
Item 6.    Exhibits and Reports on Form 8-K...........................................................15

SIGNATURES


            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                  --------------------------------------------


                                                                                     As of            As of
                                                                                   March 31,      September 30,
                                                                                     2002             2001
                                                                                 -------------    -------------
ASSETS                                                                            (unaudited)
Cash and due from banks                                                          $   2,817,886    $   1,180,469
Federal funds sold                                                                     364,000          964,000
Interest bearing deposits                                                           11,039,378        8,751,379
Securities available-for-sale at fair value                                          4,885,067       12,508,751
Securities held-to-maturity, fair value of $5,265,000 and
      $4,986,000 for 2002 and 2001, respectively                                     5,273,736        4,941,100
Loans receivable, net                                                              110,724,771      105,081,309
Accrued interest receivable                                                            754,540          730,500
Bank owned life insurance                                                            2,558,776
Real estate owned                                                                      740,357
Premises and equipment, net                                                          1,859,726        1,896,931
Other assets                                                                           513,666          486,922
                                                                                 -------------    -------------
      Total assets                                                               $ 141,531,903    $ 136,541,361
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $ 114,029,898    $ 102,961,466
Advances from Federal Home Loan Bank                                                 1,000,000        7,000,000
Advance payments by borrowers for taxes and insurance                                      450            1,215
Deferred Federal income tax                                                          1,693,881        1,904,364
Dividends payable                                                                      403,025          404,150
Other liabilities                                                                      488,157          115,969
                                                                                 -------------    -------------
      Total liabilities                                                            117,615,411      112,387,164
                                                                                 -------------    -------------

Minority interests                                                                   1,720,962        1,848,807
                                                                                 -------------    -------------

Stockholders' equity
     Common stock, $0.10 par value, 5,000,000 shares authorized; 1,244,640 and
          1,238,834 shares issued and outstanding at 2002 and
          2001, respectively                                                           218,213          218,213
     Additional paid-in capital                                                     21,250,575       21,237,991
     Retained earnings, substantially restricted                                    10,882,858       10,978,953
     Accumulated other comprehensive income                                          3,174,326        3,257,257
     Treasury stock, 838,709 and 837,959 shares, at cost, for 2002
         and 2001, respectively                                                    (12,342,686)     (12,333,701)
     Unallocated employee stock ownership plan (ESOP) shares                          (987,756)      (1,053,323)
                                                                                 -------------    -------------
     Total stockholders' equity                                                     22,195,530       22,305,390
                                                                                 -------------    -------------
     Total liabilities and stockholders' equity                                  $ 141,531,903    $ 136,541,361
                                                                                 =============    =============



          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                  --------------------------------------------


                                          For the Three-Month Periods    For the Six-Month Periods
                                                 Ended March 31,               Ended March 31,
                                          ---------------------------    --------------------------
                                              2002           2001           2002           2001
                                           -----------    -----------    -----------    -----------
Interest income:
    Interest on loans                      $ 2,085,303    $ 1,998,238    $ 4,172,298    $ 3,997,824
    Interest and dividends on securities        65,094        111,893        140,559        240,144
    Other interest income                       70,963         58,923        168,059         97,988
                                           -----------    -----------    -----------    -----------
         Total interest income               2,221,360      2,169,054      4,480,916      4,335,956
                                           -----------    -----------    -----------    -----------

Interest expense:
    Interest on deposits                     1,157,954      1,214,658      2,419,933      2,390,469
    Other interest                              33,632         76,914         82,429        180,662
                                           -----------    -----------    -----------    -----------
         Total interest expense              1,191,586      1,291,572      2,502,362      2,571,131
                                           -----------    -----------    -----------    -----------

Net interest income                          1,029,774        877,482      1,978,554      1,764,825
Provision for loan losses                      108,000                       150,000         35,000
                                           -----------    -----------    -----------    -----------
Net interest income after provision
    for loan losses                            921,774        877,482      1,828,554      1,729,825
                                           -----------    -----------    -----------    -----------

Non-interest income:
    Loan and other service fees, net            80,136         32,894        143,592         61,789
    Bank owned life insurance income            58,776                        58,776
    Other                                        9,826          4,324         18,274          8,566
                                           -----------    -----------    -----------    -----------
         Total non-interest income             148,738         37,218        220,642         70,355
                                           -----------    -----------    -----------    -----------

Non-interest expense:
    Compensation and benefits                  484,104        367,162        935,794        695,052
    Occupancy expenses, net                     80,380         55,545        162,238        114,301
    Federal and other insurance premiums         8,148          4,232         15,065          8,665
    Data processing expenses                    81,140         69,762        172,711        119,556
    State franchise tax                         45,597         25,539         75,356         56,816
    Other operating expenses                   151,283        131,810        328,064        271,567
                                           -----------    -----------    -----------    -----------
         Total non-interest expense            850,652        654,050      1,689,228      1,265,957
                                           -----------    -----------    -----------    -----------

Income before income tax expense
  and minority interests                       219,860        260,650        359,968        534,223
Income tax expense                            (143,150)       (88,621)      (250,242)      (181,636)
Minority interests                              89,734                       166,204
                                           -----------    -----------    -----------    -----------
Net income                                 $   166,444    $   172,029    $   275,930    $   352,587
                                           ===========    ===========    ===========    ===========
Earnings per common share-basic            $      0.14    $      0.13    $      0.22    $      0.26
                                           ===========    ===========    ===========    ===========
Earnings per common share-diluted          $      0.14    $      0.13    $      0.22    $      0.26
                                           ===========    ===========    ===========    ===========
Weighted average common shares
  outstanding-basic                          1,242,478      1,280,560      1,240,898      1,357,690
                                           ===========    ===========    ===========    ===========
Weighted average common shares
  outstanding-diluted                        1,242,478      1,280,560      1,240,898      1,357,690
                                           ===========    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            for the six month periods ended March 31, 2002 and 2001
                                  (unaudited)

                  --------------------------------------------


                                                                                          Accumulated
                                                            Additional                       Other
                                              Common         Paid-in         Retained    Comprehensive     Treasury
                                               Stock         Capital         Earnings        Income          Stock
                                           ------------    ------------    ------------   ------------   ------------
Balance, September 30, 2000                $    218,213    $ 21,215,999    $ 11,038,055   $  2,700,651   $ (8,771,467)

Comprehensive income:
    Net income                                                                  352,587
    Other comprehensive loss, net of tax
        unrealized gain on securities                                                         547,957

Total comprehensive income
Dividend declared                                                              (375,212)
ESOP shares earned                                               11,506
Purchase of common stock, 247,309 shares                                                                   (3,280,084)
                                           ------------    ------------    ------------   ------------   ------------
Balance, March 31, 2001                    $    218,213    $ 21,227,505    $ 11,015,430   $  3,248,608   $(12,051,551)
                                           ============    ============    ============   ============   ============


Balance, September 30, 2001                $    218,213    $ 21,237,991    $ 10,978,953   $  3,257,257   $(12,333,701)

Comprehensive income:
    Net income                                                                  275,930
    Other comprehensive loss, net of tax
        unrealized gain on securities                                                          (82,931)

Total comprehensive income
Dividend declared                                                              (372,025)
ESOP shares earned                                               12,584
Purchase of common stock                                                                                       (8,985)
                                           ------------    ------------    ------------   ------------   ------------
Balance, March 31, 2002                    $    218,213    $ 21,250,575    $ 10,882,858   $  3,174,326   $(12,342,686)
                                           ============    ============    ============   ============   ============


                                             Unearned         Total
                                               ESOP        Stockholders'
                                              Shares          Equity
                                           ------------    ------------
Balance, September 30, 2000                $ (1,160,600)   $ 25,240,851
                                                           ------------
Comprehensive income:
    Net income                                                  352,587
    Other comprehensive loss, net of tax
        unrealized gain on securities                           547,957
                                                           ------------
Total comprehensive income                                      900,544
Dividend declared                                              (375,212)
ESOP shares earned                               53,640          65,146
Purchase of common stock, 247,309 shares                     (3,280,084)
                                           ------------    ------------
Balance, March 31, 2001                    $ (1,106,960)   $ 22,551,245
                                           ============    ============


Balance, September 30, 2001                $ (1,053,323)   $ 22,305,390
                                                           ------------
Comprehensive income:
    Net income                                                  275,930
    Other comprehensive loss, net of tax
        unrealized gain on securities                           (82,931)
                                                           ------------
Total comprehensive income                                      192,999
Dividend declared                                              (372,025)
ESOP shares earned                               65,567          78,151
Purchase of common stock                                         (8,985)
                                           ------------    ------------
Balance, March 31, 2002                    $   (987,756)   $ 22,195,530
                                           ============    ============




          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                  --------------------------------------------


                                                         For the Six-Month Periods
                                                              Ended March 31,
                                                         --------------------------
                                                            2002           2001
                                                         -----------    -----------
Operating activities

Net income                                               $   275,930    $   352,587
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                              150,000         35,000
      ESOP benefit expense                                    78,151         65,146
      Provision for depreciation                              56,226         58,304
      Amortization of loan fees                              (69,244)       (36,917)
      Accretion/amortization of investment
        premium/discount                                         (63)         1,726
      FHLB stock dividend                                    (42,700)       (58,800)
      Bank owned life insurance, cash value                  (58,776)
      Minority interest                                     (127,845)
      Change in:
        Interest receivable                                  (24,040)       (10,732)
        Interest payable                                      (5,792)         4,220
        Accrued liabilities                                  210,219         41,818
        Prepaid expense                                      (26,744)         5,914
                                                         -----------    -----------

      Net cash provided by operating activities              415,322        458,266
                                                         -----------    -----------

Investing activities

Net (increase) decrease in loans                          (6,455,094)      (103,566)
Proceeds from call and maturity of
      investment securities - HTM                          6,998,688      3,000,000
Proceeds from sale of securities - AFS                     7,498,031
Purchase of securities - HTM                              (7,298,042)    (2,000,000)
Purchase of bank owned life insurance                     (2,500,000)
Purchase of fixed assets                                     (19,021)       (16,471)
                                                         -----------    -----------

      Net cash provided (used) by investing activities    (1,775,438)       879,963
                                                         -----------    -----------



          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)

                  --------------------------------------------


                                                          For the Six-Month Periods
                                                               Ended March 31,
                                                         ----------------------------
                                                             2002            2001
                                                         ------------    ------------
Financing activities

Net increase (decrease) in demand deposits,
      NOW accounts and savings accounts                     3,940,403       1,083,230
Net increase (decrease) in certificates of deposit          7,128,029       3,074,869
Net increase (decrease) in custodial accounts                    (765)        (84,609)
Purchase of treasury stock                                     (8,985)     (3,280,084)
Proceeds from FHLB advances                                                 7,500,000
Repayment of FHLB advances                                 (6,000,000)     (5,500,000)
Payment of dividends                                         (373,150)       (406,984)
                                                         ------------    ------------

      Net cash provided (used) by financing activities      4,685,532       2,386,422
                                                         ------------    ------------

      Increase (decrease) in cash and cash equivalents      3,325,416       3,724,651

Cash and cash equivalents, beginning of period             10,795,848       3,031,167
                                                         ------------    ------------

Cash and cash equivalents, end of period                 $ 14,121,264    $  6,755,818
                                                         ============    ============


Supplemental Disclosures
      Cash payments for:
            Interest payments                            $  2,496,520    $  2,566,911
                                                         ============    ============
            Income tax payments                          $    139,000    $    155,000
                                                         ============    ============
      Real estate foreclosures                           $    726,088    $
                                                         ============    ============



          See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         Harrodsburg First Financial Bancorp (the "Company") is a corporation organized under the laws of Delaware. On July 15, 2001, the Company converted to a bank holding company. The activities of the Company are primarily limited to holding stock in two banks, First Financial Bank (First Financial), a wholly-owned subsidiary, and Citizens Financial Bank , Inc. (Citizens), in which the Company acquired a 55.8% interest on July 15, 2001.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six-month period ended March 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2002 or any future interim period.

2.       Bank Owned Life Insurance Contracts

         In December of 2001, First Financial Bank obtained life insurance contracts on certain employees with the payment of a one-time single premium in the amount of $2,500,000. The insurance contracts are whole life contracts issued by Northwestern Mutual Life Insurance Company with First Financial, the owner of the policies and also the named beneficiary. These contracts have account values that consist of the cash value earned, based on declared dividend rates by Northwestern for cash value policies in its general account less the cost of the insurance and administrative costs. In addition, cancellation of the individual contracts may trigger additional surrender charges, which would further reduce the individual account values of the contracts. At March 31, 2002, the estimated cash values of the insurance contracts amounted to $2,558,776.

3.       Treasury stock

         The Company repurchased a total of 750 shares of common stock at a total price of $8,985 during the six months ended March 31, 2002.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's consolidated assets increased approximately $5.0 million, or 3.7% to $141.5 million at March 31, 2002 compared to $136.5 million at September 30, 2001. Loans increased a net $5.6 million, investment securities decreased $7.3 million, and cash, interest-bearing deposits, and Federal Funds sold increased a collective total of $3.3 million. In addition, an investment of $2.5 million was made in bank owned life insurance contracts. The increase in assets at March 31, 2002 compared to September 30, 2001 was funded by an increase in deposits of $11.1 million, which was offset by the repayment of FHLB advances totaling $6.0 million.

Securities available-for-sale decreased $7.6 million due to the sale of a short-term U.S. Government Treasury Bill for $7.5 million. Securities held-to-maturity increased a net $333,000 due to the purchase of government agency securities totaling $7.3 million offset by the call and maturities of $7.0 million in government agency bonds.

Loans receivable increased by $5.6 million, or 5.4% from $105.1 million at September 30, 2001 to $110.7 at March 31, 2002. Net loans for Citizens increased by $10.6 million, which was offset by a net decrease in loans for First Financial of $5.0 million. The increase in loans by Citizens was primarily commercial loans and loans secured by real estate and reflects their success in gaining acceptance in their market area, while the decrease in net loans for First Financial was due to less demand in their market.

Deposits increased $11.1 million, or 10.8% from $103 million at September 30, 2001 to $114.0 million at March 31, 2002. Certificate of deposits accounted for $7.1 million of the $11.1 million increase in deposits since March 31, 2002. This increase reflects the competitively priced product lines within the local market areas for First Financial and Citizens, respectively.

Stockholders' equity decreased by $109,000 to $22.2 million at March 31, 2002. The net decrease of $109,000 is primarily due to the declaration of dividends totaling $372,025 and the decrease in the unrealized appreciation on investments held-for-sale of $83,000, offset in part by net income of $275,930 plus an increase of $78,000 related to the allocation of ESOP shares from collateral during the six months ended March 31, 2002.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

Net Income

Net income decreased by $6,000 for the three month period ended March 31, 2002 as compared to the same period in 2001. The net income of $166,000 for the 2002 quarter resulted from net income from the operations of First Financial Bank totaling $277,000 offset by a net loss of $111,000 from the operations of Citizens Financial Bank. The Company acquired a 55.8% interest in Citizens, a de novo bank which began operations on July 15, 2001.

Net Interest

Net interest income for the three months ended March 31, 2002 was $1.0 million compared to $877,000 for the same period in 2001. The increase in net interest income of $152,000 was due to an increase in interest income of $52,000 combined with a decrease in interest expense of $100,000.

Interest Income

Interest income was $2.2 million, or 6.57% of average interest-earning assets, for the quarter ended March 31, 2002 as compared to $2.2 million, or 7.31% of average interest-earning assets, for the same period in 2001. Interest income increased $52,000 or 2.4%. The change was due to an increase of $16.4 million in interest-earning assets for the three months ended March 31, 2002 compared to this same period in 2001, which was offset in part by a 73 basis point decrease in the average yield on interest-earning assets in the 2002 period compared to the 2001 period. The primary reason for the increase in interest-earning assets was from the Company's investment in Citizens.

Interest Expense

Interest expense was $1.2 million, or 4.10% of average interest-bearing liabilities, for the quarter ended March 31, 2002 as compared to $1.3 million, or 5.59% of average interest-bearing liabilities, for the corresponding period in 2001. Interest expense decreased by $100,000 due to an increase of $24.0 million in the average balance of interest-bearing liabilities during the three months ended March 31, 2002 compared to the same period in 2001, which was offset by a decrease of 1.50% on the average rate paid on interest- bearing liabilities during the 2002 period compared to the 2001 period. Citizens' deposit balances accounted for $11.7 million of the increase in the average interest-bearing liabilities for the quarter ended March 31, 2002 compared to the same period in 2001.

Provision for Loan Losses

The provision for loan losses totaled $108,000 during the quarter ended March 31, 2002, as compared to none for the corresponding period in 2001. The increase in the provision for loan losses for the 2002 period was a result of a provision made by the Citizens Financial Bank due to their growth in loans since the beginning of their operations in July 2001. The provision increases their allowance for loan losses to 1.1% of their outstanding loans. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At March 31, 2002 and 2001, the allowance for loan losses represented .50% and .40%, respectively, of total loans. The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income amounted to $149,000 and $37,000 for the quarters ended March 31, 2002 and 2001, respectively. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $80,000 for 2002 and $33,000 for 2001. The increase in non-interest income in 2002 is due to the operations of Citizens acquired by the Company in July of 2001, plus an increase of $59,000 in cash value of Bank owned life insurance, which was acquired in December of 2001.

Non-Interest Expense

Non-interest expense increased approximately $197,000, or 23.1% to $851,000 for the quarter ended March 31, 2002 compared to $654,000 for the comparable period in 2001. The primary reason for the increase in non-interest expense is due to the operations of Citizens, which totaled $214,000 during the quarter ended March 31, 2002. The Company acquired its investment in Citizens in July of 2001.

Income Taxes

The provision for income tax expense amounted to approximately $143,000 and $89,000 for the quarters ended March 31, 2002 and 2001, respectively, which as a percentage of income before income tax expenses amounted to 65.1% for 2002 and 34.0% for 2001. The income tax expense as a percentage of income before income tax expense is higher than 34.0% in the quarter ended March 31, 2002 as compared to the same period in 2001 due to the tax effect of the Company's share of the Citizens' net operating loss for the 2002 quarter being fully reserved.

Results of Operations for the Six Months Ended March 31, 2002 and 2001

Net Income

Net income decreased by $77,000 or 21.7% for the six-month period ended March 31, 2002 as compared to the same period in 2001. The net decrease of $77,000 was primarily due to the recognition of a $210,000 loss from the operations of Citizens for the six-month period ended March 31, 2002. The Company acquired a 55.8% interest in Citizens on July 15, 2001.

Net Interest

Net interest income for the six months ended March 31, 2002 was $2.0 million compared to $1.8 million for the same period in 2001. The increase in net interest income of $214,000 was due to an increase in interest income of $145,000 combined with a decrease in interest expense of $69,000.

Interest Income

Interest income was $4.5 million, or 6.54% of average interest-earning assets for the six-month period ended March 31, 2002 compared to $4.3 million, or 7.39% of average-earning assets for the same period in 2001. Interest income increased by $145,000 or 3.34%. The change was due to an increase of $19.6 million in interest-earning assets for the six months ended March 31, 2002 compared to this same period in 2001, which was offset in part by a 84 basis point decrease in the average yield on interest-earning assets in the 2002 period compared to the 2001 period. The primary reason for the increase in interest-earning assets was from the Company's investment in Citizens.

Interest Expense

Interest expense was $2.5 million, or 4.32% of average interest-bearing liabilities, for the six-month period ended March 31, 2002 as compared to $2.6 million, or 5.49% of average interest-bearing liabilities, for the corresponding period in 2001. Interest expense decreased by $69,000 due to an increase of $22.1 million the average balance of interest-bearing liabilities during the six months ended March 31, 2002 compared to the same period in 2001, which was offset by a decrease of 1.17% on the average rate paid on interest-bearing liabilities during the 2002 period compared to the 2001 period. Citizens' deposit balances accounted for $11.7 million of the increase in the average interest-bearing liabilities for the six months ended March 31, 2002 compared to the same period in 2001.

Provision for Loan Losses

The provision for loan losses totaled $150,000 during the six months ended March 31, 2002, as compared to $35,000 for the corresponding period in 2001. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income amounted to $221,000 and $70,000 for the six-month periods ended March 31, 2002 and 2001, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $144,000 for 2002 and $62,000 for 2001. The increase in non-interest income in 2002 is due to the operations of Citizens acquired by the Company in July of 2001, plus an increase in the cash value of Bank owned life insurance totaling $59,000, which was acquired in December of 2001.

Non-Interest Expense

Non-interest expense increased approximately $423,000, or 33.4% to $1.7 million for the six months ended March 31, 2002 compared to $1.3 million for the comparable period in 2001. The primary reason for the increase in non-interest expense is due to the operations of Citizens, which totaled $406,000 during the six months ended March 31, 2002. The Company acquired its investment in Citizens in July of 2001.

Income Taxes

The provision for income tax expense amounted to approximately $250,000 and $182,000 for the six months ended March 31, 2002 and 2001, respectively, which as a percentage of income before income tax expense amounted to a 69.5% for 2002 and 34.0% for 2000. The income tax expense as a percentage of income before income tax expense is higher than the 34.0% in the quarter ended March 31, 2002 as compared to the same period in 2001 due to the tax effect of the Company's share of the Citizens' net operating loss for the 2002 quarter being fully reserved.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                                 March 31,      September 30,
                                                                                   2002             2001
                                                                                ----------      -------------
                                                                                  (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
   Real Estate:
         Residential.......................................................     $       --        $      --
                                                                                ----------        ---------
Total               .......................................................             --               --
                                                                                ----------        ---------
Accruing loans which are contractually past due 90 days or more:
   Real Estate:
         Residential.......................................................            745              222
         Other      .......................................................             --               --
         Consumer..........................................................            293               --
                                                                                ----------        ---------
Total               .......................................................          1,038              222
                                                                                ----------        ---------
Total of non-accrual and 90 day past due loans.............................     $    1,038        $     222
                                                                                ==========        =========
Percentage of net loans....................................................           .94%               --
                                                                                ==========        =========
Other non-performing assets(2).............................................     $      740        $      --
                                                                                ==========        =========


---------
1 Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.
2 Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

At March 31, 2002, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the six months ended March 31, 2002 on the loans in the table above, has been included in income.

At March 31, 2002, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The actual capital of the Banks and the related capital ratios as defined by the OTS and FDIC based on the accompanying consolidated financial stateme follows:


                                                                         March 31, 2002
                                   ------------------------------------------------------------------------------------------
                                               First Financial                                      Citizens
                                   ----------------------------------------         -----------------------------------------
                                          Amount               Ratio                       Amount                Ratio
                                   ---------- -------  --------------------         --------------------- -------------------

Total risk-based capital (to
     risk-weighted assets)               $13,953             20.22%                        $ 4,046             30.39%
Tier I capital (to risk-
     weighted assets)                    $13,548             19.64%                        $ 3,894             29.25%
Tier I capital (to adjusted
     total assets)                       $13,548             11.52%                        $ 3,894             21.95%



                                                                       September 30, 2001
                                   ------------------------------------------------------------------------------------------
                                               First Financial                                      Citizens
                                   ----------------------------------------         -----------------------------------------
                                          Amount               Ratio                       Amount                Ratio
                                   -------------------- -------------------         --------------------- -------------------

Total risk-based capital (to
     risk-weighted assets)               $13,312             19.35%                         $ 4,233            94.34%
Tier I capital (to risk-
     weighted assets)                    $12,905             18.76%                        $ 4,228             94.23%
Tier I capital (to adjusted
     total assets)                       $12,905             10.8%                         $ 4,228             48.99%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS and the FDIC implemented regulations requiring banks to meet specified capital requirements. The rules provide that a savings bank is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage capital ratio is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Banks were deemed to be "well capitalized" as of March 31, 2002 and September 30, 2001. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it by First Financial and Citizens. The payment of cash dividends by the Banks on their common stocks is limited by regulations of the OTS and the FDIC, which are tied to their level of compliance with their regulatory capital requirements.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings, such as Federal Funds purchased. At March 31, 2002, First Financial had advances from FHLB totaling $1.0 million. First Financial utilizes FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the quarters ended March 31, 2002 and 2001.

The Company's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At March 31, 2002 and September 30, 2001, cash and cash equivalents totaled $14.1 million and $10.8 million, respectively.

At March 31, 2002, the Banks had $65.5 million in certificates of deposits due within one year and $18.3 million due between one and three years. Management believes, based on past experience, that the Banks will retain much of the deposits or replace them with new deposits. At March 31, 2002, the Banks had $1.3 million in outstanding commitments to originate mortgages, plus approved, but unused home equity and commercial lines of credit totaling $3.0 million and available construction loan draws of $2.8 million. The Banks intend to fund these commitments with short-term investments and proceeds from loan repayments.

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings......................................................................................None

Item 2.       Changes in Securities..................................................................................None

Item 3.       Defaults Upon Senior Securities........................................................................None

Item 4.       Submission of Matters to a Vote of Security Holders....................................................None

              The Company's Annual Meeting of Stockholders was held on January 28, 2002. 1,009,451 shares of Harrodsburg First Financial Bancorp, Inc. common stock were represented at the
              Annual Meeting in person or by proxy.

              Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:


                                                                           Votes in                   Votes
                                Nominee                                  Favor of Election           Withheld
              ---------------------------------------------------     ------------------------   ----------------
              Wickliffe T. Asbury                                            1,009,451                    230
              James W. Dunn                                                  1,009,451                    230

              Shareholders voted in favor of the appointment of Miller, Mayer, Sullivan, & Stevens,
              LLP as auditors for the Company for the fiscal year ending September 30, 2002. Votes were cast as follows: 1,009,681 votes in favor, -0- votes against, and -0- votes abstaining.

Item 5.       Other Information......................................................................................None

Item 6.       Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Harrodsburg First Financial Bancorp, Inc.


Date:  May 13, 2002               /s/
                                  ----------------------------------------------
                                  Arthur L Freeman, President and
                                  Chief Executive Officer




Date:  May 13, 2002               /s/
                                 -----------------------------------------------
                                 Jack Hood, Secretary/Treasurer
                                 (Chief Accounting Officer)