Form 10QSB
period 2002-06-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2002-08-13
CIK 946738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------



(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002.


                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number:             0-26570


                   Harrodsburg First Financial Bancorp, Inc.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     61-1284899
------------------                             ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                 40330-1620
----------------------------------------------             -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (859) 734-5452
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes  X   No
                                          -----    -----
As of August 9, 2002, 1,341,016 shares of the registrant's common stock were issued and outstanding.

                                    CONTENTS

                          ---------------------------


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                   September 30, 2001.............................................................3

          Consolidated Statements of Income for the Three-Month Periods
                   Ended June 30, 2002 and 2001 (unaudited) and the
                   Nine-Month Periods Ended June 30, 2002 and 2001 (unaudited)....................4

          Consolidated Statements of Changes in Stockholders' Equity for the
                   Nine Month Periods Ended June 30, 2002 and 2001 (unaudited)....................5

          Consolidated Statements of Cash Flows for the Nine Month Periods Ended
                   June 30, 2002 and 2001 (unaudited).............................................6

          Notes to Consolidated Financial Statements..............................................8

Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..........................................................9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................16
Item 2.   Changes in Securities..................................................................16
Item 3.   Defaults Upon Senior Securities........................................................16
Item 4.   Submission of Matters to a Vote of Security Holders....................................16
Item 5.   Other Information......................................................................16
Item 6.   Exhibits and Reports on Form 8-K.......................................................16

SIGNATURES

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                          ---------------------------


                                                                                      As of               As of
                                                                                    June 30,          September 30,
                                                                                      2002                2001
                                                                                  -------------       -------------
ASSETS                                                                            (unaudited)

Cash and due from banks                                                           $   3,039,521       $   1,180,469
Federal funds sold                                                                      515,000             964,000
Interest bearing deposits                                                            13,532,015           8,751,379
Securities available-for-sale at fair value                                           9,086,411          12,508,751
Securities held-to-maturity, fair value of $3,007,000 and
    $4,986,000 for 2002 and 2001, respectively                                        2,994,537           4,941,100
Loans receivable, net                                                               107,901,182         105,081,309
Accrued interest receivable                                                             643,849             730,500
Bank owned life insurance                                                             2,602,858
Real estate owned                                                                       207,312
Premises and equipment, net                                                           1,834,381           1,896,931
Other assets                                                                            508,944             486,922
                                                                                  -------------       -------------
    Total assets                                                                  $ 142,866,010       $ 136,541,361
                                                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          $ 115,731,938       $ 102,961,466
Advances from Federal Home Loan Bank                                                  1,000,000           7,000,000
Advance payments by borrowers for taxes and insurance                                                         1,215
Deferred Federal income tax                                                           1,637,006           1,904,364
Dividends payable                                                                                           404,150
Other liabilities                                                                       553,481             115,969
                                                                                  -------------       -------------
    Total liabilities                                                               118,922,425         112,387,164
                                                                                  -------------       -------------

Minority interests                                                                    1,691,257           1,848,807
                                                                                  -------------       -------------

Stockholders' equity
   Common stock, $0.10 par value, 5,000,000 shares authorized; 1,245,505 and
      1,238,834 shares issued at 2002 and 2001,
      respectively                                                                      218,213             218,213
   Additional paid-in capital                                                        21,255,708          21,237,991
   Retained earnings, substantially restricted                                       11,040,962          10,978,953
   Accumulated other comprehensive income                                             3,064,398           3,257,257
   Treasury stock, 841,109 and 837,959 shares, at cost, for 2002
       and 2001, respectively                                                       (12,371,846)        (12,333,701)
   Unallocated employee stock ownership plan (ESOP) shares                             (955,107)         (1,053,323)
                                                                                  -------------       -------------
   Total stockholders' equity                                                        22,252,328          22,305,390
                                                                                  -------------       -------------
   Total liabilities and stockholders' equity                                     $ 142,866,010       $ 136,541,361
                                                                                  =============       =============


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                          ---------------------------

                                               For the Three-Month Periods        For the Nine-Month Periods
                                                      Ended June 30,                    Ended June 30,
                                             -----------------------------       -----------------------------
                                                 2002              2001              2002              2001
                                             -----------       -----------       -----------       -----------
Interest income:
   Interest on loans                         $ 1,960,919       $ 2,037,848       $ 6,133,217       $ 6,035,672
   Interest and dividends on securities           54,341           100,296           194,900           340,440
   Other interest income                          70,679            44,406           238,738           142,394
                                             -----------       -----------       -----------       -----------
      Total interest income                    2,085,939         2,182,550         6,566,855         6,518,506
                                             -----------       -----------       -----------       -----------

Interest expense:
   Interest on deposits                        1,109,256         1,207,741         3,529,189         3,598,210
   Other interest                                 12,964            75,965            95,393           256,627
                                             -----------       -----------       -----------       -----------
      Total interest expense                   1,122,220         1,283,706         3,624,582         3,854,837
                                             -----------       -----------       -----------       -----------

Net interest income                              963,719           898,844         2,942,273         2,663,669
Provision for loan losses                         48,800                             198,800            35,000
                                             -----------       -----------       -----------       -----------
Net interest income after provision
   for loan losses                               914,919           898,844         2,743,473         2,628,669
                                             -----------       -----------       -----------       -----------

Non-interest income:
   Loan and other service fees, net               83,419            31,871           227,011            93,659
   Bank owned life insurance income               44,082                             102,858
   Other                                           3,686             5,966            21,960            14,532
                                             -----------       -----------       -----------       -----------
      Total non-interest income                  131,187            37,837           351,829           108,191
                                             -----------       -----------       -----------       -----------

Non-interest expense:
   Compensation and benefits                     470,039           345,171         1,405,833         1,040,223
   Occupancy expenses, net                        61,659            56,371           223,897           170,671
   Federal and other insurance premiums            8,021             4,232            23,086            12,897
   Data processing expenses                       78,422            56,180           251,133           175,736
   State franchise tax                            37,097            25,539           112,453            82,355
   Other operating expenses                      161,834           147,056           489,898           418,623
                                             -----------       -----------       -----------       -----------
      Total non-interest expense                 817,072           634,549         2,506,300         1,900,505
                                             -----------       -----------       -----------       -----------

Income before income tax expense
   and minority interests                        229,034           302,132           589,002           836,355
Income tax expense                              (101,016)         (102,725)         (351,258)         (284,361)
Minority interests                                30,086                             196,290           284,361
                                             -----------       -----------       -----------       -----------
Net income                                   $   158,104       $   199,407       $   434,034       $   551,994
                                             ===========       ===========       ===========       ===========
Basic earnings per common share              $      0.13       $      0.16       $      0.35       $      0.42
                                             ===========       ===========       ===========       ===========
Diluted earnings per common share            $      0.13       $      0.16       $      0.35       $      0.42
                                             ===========       ===========       ===========       ===========

Weighted average common shares
   outstanding                                 1,244,922         1,255,931         1,242,219         1,324,654
                                             ===========       ===========       ===========       ===========
Weighted average common shares
   outstanding after dilutive effect           1,244,922         1,255,931         1,242,219         1,324,654
                                             ===========       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            for the nine month periods ended June 30, 2002 and 2001
                                  (unaudited)

                          ---------------------------



                                                                         Accumulated
                                             Additional                     Other                    Unearned          Total
                                  Common      Paid-in      Retained     Comprehensive   Treasury       ESOP        Stockholders'
                                  Stock       Capital      Earnings        Income        Stock        Shares          Equity
                              -----------  ------------   -------------  -----------  ------------  ------------   --------------

Balance, September 30, 2000   $   218,213  $ 21,215,999    $11,038,055    $ 2,700,651 $ (8,771,467)  $(1,160,600)   $ 25,240,851
                                                                                                                    ------------

Comprehensive income:
   Net income                                                  551,994                                                   551,994
   Other comprehensive loss,
     net of tax unrealized
     loss on securities                                                      711,784                                     771,784
                                                                                                                    ------------
Total comprehensive income                                                                                             1,263,778
Dividend declared                                             (375,212)                                                 (375,212)
ESOP shares earned                               17,727                                                   80,458          98,185
Purchase of common stock,
  254,909 shares                                                                        (3,396,981)                   (3,396,981)
                              -----------  ------------   -------------  -----------  ------------  ------------    ------------
Balance, June 30, 2001        $   218,213  $ 21,233,726   $ 11,214,837   $ 3,412,435  $(12,168,448)  $(1,080,142)   $ 22,830,621
                              ===========  ============   ============   ===========  ============  ============    ============

Balance, September 30, 2001   $   218,213  $ 21,237,991    $10,978,953    $3,257,257  $(12,333,701)  $ (1,053,323)  $ 22,305,390
                                                                                                                    ------------

Comprehensive income:
   Net income                                                  434,034                                                   434,034
   Other comprehensive loss,
     net of tax unrealized
     loss on securities                                                    (192,859)                                    (192,859)
                                                                                                                    ------------
Total comprehensive income                                                                                               241,175
Dividend declared                                             (372,025)                                                 (372,025)
ESOP shares earned                               17,717                                                   98,216         115,933
Purchase of common
  stock, 3,150 shares                                                                     (38,145)                       (38,145)
                              -----------  ------------   ------------  -----------   -------------   -----------   ------------
Balance, June 30, 2002        $   218,213  $ 21,255,708   $ 11,040,962  $ 3,064,398   $(12,371,846)   $ (955,107)   $ 22,252,328
                              ===========  ============   ============  ===========   =============   ===========   ============


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                          ---------------------------


                                                              For the Nine-Month Periods
                                                                    Ended June 30,
                                                               2002               2001
                                                          --------------       -------------
Operating activities

Net income                                                $      434,034       $     551,994
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                    198,800              35,000
    ESOP benefit expense                                         115,933              98,185
    Provision for depreciation                                   101,290              87,906
    Amortization of loan fees                                   (107,106)            (71,568)
    Accretion/amortization of investment
      premium/discount                                               678               2,570
    FHLB stock dividend                                          (63,400)            (88,500)
    Minority interest loss                                      (196,290)
    Bank owned life insurance, cash value                       (102,858)
    Change in:
      Interest receivable                                         86,651             (18,340)
      Interest payable                                            37,014              (2,621)
      Accrued liabilities                                        240,352             (12,380)
      Prepaid expense                                            (22,022)            (24,787)
                                                          --------------       -------------

    Net cash provided by operating activities                    723,076             557,459
                                                          --------------       -------------

Investing activities

Net (increase) decrease in loans                              (3,118,879)           (347,279)
Proceeds from maturity of investment securities - HTM         10,298,688           5,000,000
Principal repayments - mortgage back securities                    9,317
Purchase of securities - HTM                                  (8,299,308)         (3,000,000)
Purchase of investment securities - AFS                       (4,367,313)
Proceeds from sale of investment securities - AFS              7,498,031
Purchase of bank owned life insurance                         (2,500,000)
Purchase of property and equipment                               (38,740)            (28,906)
Investment escrow payment                                                         (2,816,300)
                                                          --------------       -------------

    Net cash provided (used) by investing activities            (518,204)         (1,192,485)
                                                          --------------       -------------




          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                  (Unaudited)

                          ---------------------------


                                                              For the Nine-Month Periods
                                                                   Ended June 30,
                                                             2002                   2001
                                                        --------------          -------------
Financing activities

Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                         3,331,119             1,543,150
Net increase (decrease) in certificates of deposit            9,439,353             3,823,960
Proceeds from FHLB advances                                                         3,500,000
Repayment of FHLB advances                                   (6,000,000)
Net increase (decrease) in custodial accounts                    (1,336)              (86,996)
Purchase of treasury stock                                      (38,145)           (3,396,981)
Payment of dividends                                           (745,175)             (782,196)
                                                        ---------------       ---------------

    Net cash provided (used) by financing activities          5,985,816             4,600,937
                                                        ---------------       ---------------

    Increase (decrease) in cash and cash equivalents          6,190,688             3,965,911

Cash and cash equivalents, beginning of period               10,795,848             3,031,167
                                                        ---------------       ---------------

Cash and cash equivalents, end of period                $    16,986,536       $     6,997,078
                                                        ===============       ===============


Supplemental Disclosures

    Cash payments for:
       Interest on deposits and advances                $    3,587,568          $   3,857,458
                                                        ==============          =============
       Income taxes                                     $      304,000          $     230,000
                                                        ==============          =============



          See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      Harrodsburg First Financial Bancorp ("Company" or "HFFB") is a corporation organized under the laws of Delaware. On July 15, 2001, the Company converted to a bank holding company. The activities of the Company are primarily limited to holding stock in two banks, First Financial Bank ("First Financial" or "FFB"), a wholly-owned subsidiary, and Citizens Financial Bank, Inc. ("Citizens" or "CFB"), in which the Company acquired a 55.8% interest on July 15, 2001.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the nine month period ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2002.

2.    Bank Owned Life Insurance Contracts

      In December of 2001, First Financial Bank obtained life insurance contracts on certain employees with the payment of a one-time single premium in the amount of $2,500,000. The insurance contracts are whole life contracts issued by Northwestern Mutual Life Insurance Company with First Financial, the owner of the policies and also the named beneficiary. These contracts have account values that consist of the cash value earned, based on declared dividend rates by Northwestern for cash value policies in its general account less the cost of the insurance and administrative costs. In addition, cancellation of the individual contracts may trigger additional surrender charges, which would further reduce the individual account values of the contracts. At June 30, 2002, the estimated cash values of the insurance contracts amounted to $2,602,858.

3.    Treasury Stock

      The Company repurchased a total of 3,150 shares of common stock at a total price of $38,145 during the nine months ended June 30, 2002.

4.    Consolidated Income Summary

      The consolidated net income for the Company for the three and nine months ended June 30, 2002 is summarized as follows:

                                    Nine Months Ended June 30, 2002
                                           (In Thousands)
                      --------------------------------------------------------
                       HFFB       FFB        CFB     Eliminations Consolidated
Net interest income   $    62    $ 2,689    $   249    $   (58)     $ 2,942
Provision for
  loan losses                                  (199)                   (199)
Non-interest income       449        244        108       (449)         352
Non-interest expense      (84)    (1,878)      (602)        58       (2,506)
Income tax expense          7       (358)                              (351)
Minority interest                                          196          196
                      -------    -------    -------    -------      -------
Net income (loss)     $   434    $   697    $  (444)   $  (253)     $   434
                      =======    =======    =======    =======      =======


                                   Three Months Ended June 30, 2002
                                          (In Thousands)
                          -----------------------------------------------------
                          HFFB      FFB       CFB      Eliminations Consolidated

Net interest income       $  23     $ 827     $ 133       $ (19)       $ 964
Provision for loan
  losses                                         (49)                    (49)
Non-interest income         156        87        44        (156)         131
Non-interest expense        (20)     (620)     (196)         19         (817)
Income tax expense           (1)     (100)                               (101)
Minority interest                                            30           30
                          -----     -----     -----       -----        -----
Net income (loss)         $ 158     $ 194     $ (68)      $(126)       $ 158
                          =====     =====     =====       =====        =====


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and may require additional measures to be taken by our outside auditors, officers, and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase non-interest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company.

Financial Condition

The Company's consolidated assets increased approximately $6.3 million, or 4.6% to $142.9 million at June 30, 2002 compared to $136.5 million at September 30, 2001. Loans increased a net $2.8 million, investment securities decreased $5.4 million, and cash, interest-bearing deposits, and Federal Funds sold increased a collective total of $6.2 million. In addition, an investment in December 2001 of $2.5 million was made in bank owned life insurance contracts. The increase in assets at June 30, 2002 compared to September 30, 2001 was funded by an increase in deposits of $12.8 million, which was offset by the repayment of FHLB advances totaling $6.0 million.

Securities available-for-sale decreased $3.4 million due to the sale of a short-term U.S. Government Treasury Bill for $7.5 million, plus a decline in the market value of $300,000 during the period offset by the purchase of U.S. Treasury obligations totaling $4.4 million. Securities held-to-maturity decreased a net $2.0 million due to the purchase of government agency securities totaling $1.0 million offset by the call and maturities of $3.0 million in government agency bonds.

Loans receivable increased by $2.8 million, or 2.7% from $105.1 million at September 30, 2001 to $107.9 million at June 30, 2002. Net loans for Citizens increased by $13.3 million, which was offset by a net decrease in loans for First Financial of $10.5 million. The increase in loans by Citizens was primarily commercial loans and loans secured by real estate and reflects their success in gaining acceptance in their market area, while the decrease in net loans for First Financial was due to less demand in their market.

Deposits increased $12.8 million, or 12.4% from $103 million at September 30, 2001 to $115.7 million at June 30, 2002. Certificate of deposits accounted for $9.4 million of the $12.8 million increase in deposits since September 30, 2001. This increase reflects the competitively priced product lines within the local market areas for First Financial and Citizens, respectively.

Stockholders' equity decreased by $53,000 to $22.2 million at June 30, 2002. The net decrease of $53,000 is primarily due to the declaration of dividends totaling $372,000, the decrease in the net unrealized appreciation on investments held-for-sale of $193,000 and the purchase of Treasury stock totaling $38,000, offset in part by net income of $434,000 plus an increase of $116,000 related to the allocation of ESOP shares from collateral during the nine months ended June 30, 2002.

Results of Operations for the Three Months Ended June 30, 2002 and 2001

Net Income

Net income decreased by $41,000 for the three month period ended June 30, 2002 as compared to the same period in 2001. The net income of $158,000 for the 2002 quarter resulted from net income from the operations of First Financial Bank totaling $196,000 offset by a net loss of $38,000 from the operations of Citizens Financial Bank. The Company acquired a 55.8% interest in Citizens, a de novo bank which began operations on July 15, 2001.

Net Interest Income

Net interest income for the three months ended June 30, 2002 was $964,000 compared to $899,000 for the same period in 2001. The increase in net interest income of $65,000 was due to a decrease in interest income of $97,000 combined with a decrease in interest expense of $162,000.

Interest Income

Interest income was $2.1 million, or 6.16% of average interest-earning assets, for the quarter ended June 30, 2002 as compared to $2.2 million, or 7.34% of average interest-earning assets, for the same period in 2001. Interest income decreased $97,000 or 4.4%. The change was due to a 118 basis point decrease in the average yield on interest-earning assets in the 2002 period compared to the 2001, period which was offset by an increase of $16.4 million in the average balance of interest earning assets for the three months ended June 30, 2002 compared to this same period in 2001. The primary reason for the increase in interest-earning assets was from the Company's investment in Citizens.

Interest Expense

Interest expense was $1.1 million, or 3.88% of average interest-bearing liabilities, for the quarter ended June 30, 2002 as compared to $1.3 million, or 5.27% of average interest-bearing liabilities, for the corresponding period in 2001. Interest expense decreased by $162,000 due to a decrease of 139 basis points on the average rate paid on interest-bearing liabilities during the 2002 period compared to the 2001 period, which was offset by an increase of $18.2 million in the average balance of interest bearing liabilities during the three months ended June 30, 2002 compared to the same period in 2001. Citizens' deposit balances accounted for $16.2 million of the increase in the average interest-bearing liabilities for the quarter ended June 30, 2002 compared to the same period in 2001.

Provision for Loan Losses

The provision for loan losses totaled $48,800 during the quarter ended June 30, 2002, as compared to none for the corresponding period in 2001. The increase in the provision for loan losses for the 2002 period was a result of a provision made by the Citizens Financial Bank due to their growth in loans since the beginning of their operations in July 2001. The provision increases their allowance for loan losses to 1.2% of their outstanding loans. Management considered many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. At June 30, 2002 and 2001, the allowance for loan losses represented .56% and .40%, respectively, of total loans. The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income amounted to $131,000 and $38,000 for the quarters ended June 30, 2002 and 2001, respectively. The largest item in non interest income is service fees on loan and deposit accounts, which amounted to $83,000 for 2002 and $32,000 for 2001. The increase in non-interest income in 2002 is due to the operations of Citizens acquired by the Company in July of 2001, plus an increase of $44,000 in cash value of Bank owned life insurance, which was acquired in December of 2001.

Non-Interest Expense

Non-interest expense increased approximately $183,000, or 28.8% to $817,000 for the quarter ended June 30, 2002 compared to $634,000 for the comparable period in 2001. The primary reason for the increase in non-interest expense is due to the operations of Citizens, which totaled $196,000 during the quarter ended June 30, 2002. The Company acquired its investment in Citizens in July of 2001.

Income Taxes

The provision for income tax expense amounted to approximately $101,000 and $103,000 for the quarters ended June 30, 2002 and 2001, respectively, which as a percentage of income before income tax expenses amounted to 44.1% for 2002 and 34.0% for 2001. The income tax expense as a percentage of income before income tax expense is higher than 34.0% in the quarter ended June 30, 2002 as compared to the same period in 2001 due to the tax effect of the Company's share of the Citizens' net operating loss for the 2002 quarter being fully reserved.

Results of Operations for the Nine Months Ended June 30, 2002 and 2001

Net Income

Net income decreased by $118,000 or 21.4% for the nine-month period ended June 30, 2002 as compared to the same period in 2001. The net decrease of $118,000 was primarily due to the recognition of a $248,000 loss from the operations of Citizens for the nine-month period ended June 30, 2002. The Company acquired a 55.8% interest in Citizens on July 15, 2001.

Net Interest Income

Net interest income for the nine months ended June 30, 2002 was $2.9 million compared to $2.7 million for the same period in 2001. The increase in net interest income of $278,000 was due to an increase in interest income of $48,000 combined with a decrease in interest expense of $230,000.

Interest Income

Interest income was $6.6 million, or 6.45% of average interest-earning assets for the nine-month period ended June 30, 2002 compared to $6.5 million, or 7.37% of average-earning assets for the same period in 2001. Interest income increased by $48,000 or .74%. The change was due to an increase of $17.9 million in interest-earning assets for the nine months ended June 30, 2002 compared to this same period in 2001, which was offset in part by a 92 basis point decrease in the average yield on interest-earning assets in the 2002 period compared to the 2001 period. The primary reason for the increase in interest-earning assets was from the Company's investment in Citizens.

Interest Expense

Interest expense was $3.6 million, or 4.20% of average interest-bearing liabilities, for the nine-month period ended June 30, 2002 as compared to $3.9 million, or 5.42% of average interest-bearing liabilities, for the corresponding period in 2001. Interest expense decreased by $230,000 due to a decrease of 120 basis points on the average rate paid on interest-bearing liabilities during the 2002 period compared to the 2001 period, which was offset by an increase of $20.1 million in the average balance of interest-bearing liabilities during the nine months ended June 30, 2002 compared to the same period in 2001. Citizens' deposit balances accounted for $12.7 million of the increase in the average interest-bearing liabilities for the nine months ended June 30, 2002 compared to the same period in 2001.

Provision for Loan Losses

The provision for loan losses totaled $198,800 during the nine months ended June 30, 2002, as compared to $35,000 for the corresponding period in 2001. Management considers many factors in determining the necessary levels of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income amounted to $352,000 and $108,000 for the nine-month periods ended June 30, 2002 and 2001, respectively. The largest item in non-interest income is service fees on loan and deposit accounts, which amounted to $227,000 for 2002 and $94,000 for 2001. The increase in non-interest income in 2002 is due to the operations of Citizens acquired by the Company in July of 2001, plus an increase in the cash value of Bank owned life insurance totaling $103,000, which was acquired in December of 2001.

Non-Interest Expense

Non-interest expense increased approximately $605,000, or 31.9% to $2.5 million for the nine months ended June 30, 2002 compared to $1.9 million for the comparable period in 2001. The primary reason for the increase in non-interest expense is due to the operations of Citizens, which totaled $602,000 during the nine months ended June 30, 2002. The Company acquired its investment in Citizens in July of 2001.

Income Taxes

The provision for income tax expense amounted to approximately $351,000 and $284,000 for the nine months ended June 30, 2002 and 2001, respectively, which as a percentage of income before income tax expense amounted to a 59.6% for 2002 and 34.0% for 2000. The income tax expense as a percentage of income before income tax expense is higher than the 34.0% in the nine month period ended June 30, 2002 as compared to the same period in 2001 due to the tax effect of the Company's share of the Citizens' net operating loss for the 2002 period being fully reserved.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                               June 30,            September 30,
                                                                                 2002                  2001
                                                                           ---------------       ---------------
                                                                                 (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
  Real Estate:
      Residential...............................................           $             -         $             -
                                                                            --------------          --------------
Total       ....................................................                         -                       -
                                                                           ---------------         ---------------
Accruing loans which are contractually past due 90 days or more:
  Real Estate:
      Residential...............................................                       322                     222
  Commercial....................................................                       247                       -
  Consumer......................................................                        99                       -
                                                                           ---------------         ---------------
Total       ....................................................                       668                     222
                                                                           ---------------         ---------------
Total of non-accrual and 90 day past due loans..................           $           668         $           222
                                                                           ===============         ===============
Percentage of net loans.........................................                      .62%                    .21%
                                                                           ===============         ===============
Other non-performing assets(2)..................................           $           207         $             -
                                                                           ===============         ===============

At June 30, 2002, the Banks did not have any loans in non-accrual status. Accordingly, all income earned for the nine months ended June 30, 2002 on the loans in the table above, has been included in income.

At June 30, 2002, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The actual capital of the Banks and the related capital ratios as defined by the OTS and FDIC based on the accompanying consolidated financial statements are as follows:


                                                June 30, 2002
                                ---------------------------------------------
                                    First Financial             Citizens
                                ------------------------  --------------------
                                   Amount      Ratio        Amount      Ratio
                                ------------------------  --------------------
Total risk-based capital (to
   risk-weighted assets) ...      $14,185     21.41%        $ 4,027     24.68%
Tier I capital (to risk-
   weighted assets) ........      $13,780     20.8%         $ 3,826     23.45%
Tier I capital (to adjusted       $13,780     11.84%        $ 3,826     18.44%
   total assets)


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

                                                September 30, 2001
                                ----------------------------------------------
                                  First Financial                Citizens
                                --------------------   -----------------------
                                 Amount      Ratio        Amount      Ratio
                                -------------------    -----------------------
Total risk-based capital (to
   risk-weighted assets) ...      $13,312   19.35%       $ 4,233      94.34%
Tier I capital (to risk-
   weighted assets) ........      $12,905   18.76%       $ 4,228      94.23%
Tier I capital (to adjusted       $12,905   10.8%        $ 4,228      48.99%
   total assets)

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS and the FDIC implemented regulations requiring banks to meet specified capital requirements. The rules provide that a savings bank is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage capital ratio is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Banks were deemed to be "well capitalized" as of June 30, 2002 and September 30, 2001. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it by First Financial and Citizens. The payment of cash dividends by the Banks on their common stocks is limited by regulations of the OTS and the FDIC, which are tied to their level of compliance with their regulatory capital requirements.

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings, such as Federal Funds purchased. At June 30, 2002, First Financial had advances from the FHLB totaling $1.0 million. First Financial utilizes FHLB of Cincinnati borrowings during periods when management of the Bank believes that such borrowings provide a lower cost source of funds than deposit accounts and the Bank desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the quarters ended June 30, 2002 and 2001.

The Company's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At June 30, 2002 and September 30, 2001, cash and cash equivalents totaled $17.0 million and $10.8 million, respectively.

At June 30, 2002, the Banks had $78.8 million in certificates of deposits due within one year and $15.0 million due between one and three years. Management believes, based on past experience, that the Banks will retain much of the deposits or replace them with new deposits. At June 30, 2002, the Banks had $602,000 in outstanding commitments to originate mortgages, plus approved, but unused home equity and commercial lines of credit totaling $5.9 million and available construction loan draws of $1.9 million. The Banks intend to fund these commitments with short-term investments and proceeds from loan repayments.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................None

Item 2.    Changes in Securities.........................................None

Item 3.    Defaults Upon Senior Securities...............................None

Item 4.    Submission of Matters to a Vote of Security Holders...........None

Item 5.    Other Information.............................................None

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit 99.0-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Harrodsburg First Financial Bancorp, Inc.


Date: August 13, 2002            /s/  Arthur L Freeman
                                 -----------------------------------------
                                 Arthur L Freeman,
                                 President and Chief Executive Officer




Date: August 13, 2002            /s/ Jack Hood
                                 -----------------------------------------
                                 Jack Hood, Secretary/Treasurer
                                 (Chief Accounting Officer)