Form 10KSB
period 2002-09-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2002-12-23
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          September 30, 2002
                          ------------------------------------------------------
                                     - or -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------------------
Commission Number:  0-26570

                    HARRODSBURG FIRST FINANCIAL BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                      Delaware                                  61-1284899
---------------------------------------------                 ----------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
  or organization)                                           Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                  40330-1620
----------------------------------------------                  ----------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:     (859) 734-5452
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year: $9.2 million.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and ask price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations System on December 6, 2002, was approximately $11.1 million.

     As of December 6, 2002 there were issued and outstanding 1,334,016 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2002  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

         Harrodsburg First Financial Bancorp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to Stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1.  Business
-------  --------

General

         The Registrant is a bank holding company that serves as the holding company for First Financial Bank ("First Financial"), a federally-chartered stock savings bank of which it is the sole shareholder, and for Citizens Financial Bank, Inc. ("Citizens Financial"), a state-chartered commercial bank in which it holds a 55.80% interest at September 30, 2002. The Registrant completed its acquisition of Citizens Financial on July 15, 2001. First
Financial and Citizens Financial are referred to herein as the "Banks." The Company conducts no significant business or operations of its own other than holding all or a majority of the outstanding stock of the Banks. References to the Company or Registrant generally refers to the consolidated entity including the Banks, unless the context indicates otherwise.

         On October 15, 2002, the Registrant entered into an agreement to acquire approximately 200,000 shares, or approximately 23%, of Independence Bancorp, New Albany, Indiana. Such transaction is contingent upon receipt of regulatory approval, which is pending and the closing of the transaction on or before December 31, 2002.

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

         Citizens Financial, a newly organized de novo Kentucky-chartered commercial bank located in Glasgow, Kentucky, commenced operations on July 17, 2001. It is subject to examination and regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Department of Financial Institutions, and its deposits are insured by the Bank Insurance Fund ("BIF"). Citizens Financial is also a member of and owns capital stock in the FHLB in Cincinnati.

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

         Citizens operates as a commercial bank, attracting deposit accounts from the general public and using these deposits, together with other funds primarily to originate residential and non-residential, commercial and consumer loans.

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


                                                        At September 30,
                                           -------------------------------------------
                                                   2002                 2001
                                           --------------------  ---------------------
                                              Amount    Percent      Amount   Percent
                                              ------    -------      ------   -------
                                                    (Dollars in Thousands)
Type of Loans:
Real Estate:
  One-to four-family residential.......     $ 75,991     65.52%   $  80,153     73.79%
  Multi-family.........................        2,419      2.09        2,541      2.34
  Agricultural.........................        7,283      6.28        3,865      3.56
  Commercial...........................       14,217     12.26        8,783      8.09
  Construction.........................        5,433      4.68        7,286      6.70
Consumer:
  Home equity..........................        2,666      2.30        1,879      1.73
  Other(1).............................        7,227      6.23        3,612      3.33
  Savings account......................          741       .64          498       .46
                                             -------    ------      -------    ------
      Total loans receivable...........      115,977    100.00%     108,617    100.00%
                                                        ======                 ======
Less:
  Loans in process.....................        1,554                  2,687
  Deferred loan origination fees
   and costs, net......................          439                    438
  Allowance for loan losses............          632                    411
                                            --------               --------
Loans receivable, net..................     $113,352               $105,081
                                            ========               ========

---------------
(1)  Includes home improvement, personal loans, auto and commercial loans.

Loan Maturity Tables

         The following table sets forth the maturity of the Banks' loan portfolio at September 30, 2002. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled approximately $40.0 million for the year ended September 30, 2002. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                  Due     Due after
                                                 within   1 through   Due after
                                                 1 year    5 years    5 years     Total
                                                --------   --------   --------   --------
                                                           (In Thousands)
One- to four-family residential .............   $     80   $  3,877   $ 74,965   $ 78,922
Multi-family, agricultural and commercial....      2,257      4,167     19,286     25,710
Construction ................................        815         51      4,873      5,739
Consumer ....................................      3,553      2,042         11      5,606
                                                --------   --------   --------   --------
Total .......................................   $  6,705   $ 10,137   $ 99,135   $115,977
                                                ========   ========   ========   ========

         The following table sets forth as of September 30, 2002 the dollar amount of all loans, which have fixed rates of interest and floating or adjustable interest rates. Citizens Financial accounting records do not currently provide loan maturity information by fixed, floating or adjustable rates. At September 30, 2002, of the total loan maturity due within one year of $6.7 million, Citizens Financial loan maturity was approximately $2.4 million.

                                                                    Floating or
                                               Fixed Rates        Adjustable Rates       Total
                                               -----------        ----------------       -----
                                                                   (In Thousands)
One- to-four family residential..............     $22,518              $56,404        $  78,922
Multi-family, agricultural and commercial....       3,060               22,650           25,710
Construction.................................         509                5,230            5,739
Consumer.....................................       4,025                1,581            5,606
                                                  -------              -------         --------
Total........................................     $30,112              $85,865         $115,977
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

         First Financial offers three types of residential adjustable rate mortgage loans, all of which use the index value of the National Monthly Median Cost of Funds Ratio to SAIF-Insured Institutions plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to- four family property loan is .50% higher than on an owner-occupied property loan. First Financial's adjustable-rate one-to- four family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. First Financial originates, to a limited extent, 10 year, 15 year, 20 and 30 year term fixed-rate mortgages on one- to four-family, owner-occupied homes with loan to value ratios of 85% or less.

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

         Multi-Family and Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Banks originate loans secured by commercial real estate and multi-family properties. The multi-family and commercial real estate loans originated have generally been made to individuals, small businesses and partnerships. They have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Banks benefit from originating such loans due to higher adjustable interest rates. Adjustable-rate loans for this type of lending have a margin that is .50% higher than the margin added to single family owner-occupied property loan. First Financial's multi-family residential and commercial real estate loans are adjustable-rate loans with terms of 25 years or less, with loan-to-value ratios not exceeding 80%. Citizens multi-family residential and commercial real estate loans are adjustable rate loans with a maximum maturity of twenty years, and loan- to-value ratios not exceeding 85%. As of September 30, 2002, loans on multi-family residential and commercial real estate properties constituted approximately $16.6 million, or 14.34% of the Banks total loan portfolio.

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

         Agricultural Loans. The Banks engage in lending on improved farm land with no dwelling, building lots and building acreage sites. The Banks benefit from originating such loans due to higher origination fees and adjustable interest rates. These properties must have good road access. The loan to value ratio for this type of loan is generally 85% or less with a maximum loan term of 15 years for First Financial and 20 years for Citizens Financial . An adjustable- rate loan for this type of lending has a margin that is .50% higher than the margin added to one- to four-family owner-occupied property loans.

         The Banks also engage in loans for improved farm land with dwelling. The loan to value ratio for this type of loan is generally 85% or less with a maximum term of 25 years for First Financial and 20 years for Citizens Financial. These loans can be set up with payment of interest collected semi-annually and principal yearly as well as monthly principal and interest payments.

         Consumer Lending. The Banks originate consumer loans on either a secured or unsecured basis. These loans generally require a pre-existing relationship with the Banks. The Banks generally make certificate of deposit loans for terms of up to six months in amounts up to the face amount of the certificate. The interest rate charged on these loans is up to 2% higher than the rate paid on the certificate, and interest is billed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Banks as collateral for the loan.

         Consumer loans may entail greater risk than residential loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         Loan Approval Authority and Underwriting. First Financial has established various lending limits for its officers and maintains a loan committee. The loan committee consists of Arthur L. Freeman, Chairman of the Board and Chief Executive Officer, Jack D. Hood, Treasurer and Chief Financial Officer, and Wickliffe T. Asbury, Executive Vice President, Charles W. Graves, Jr., Senior Vice President, and Vice Presidents Gay Gaines and James Baxter. Messrs. Freeman, Hood, and Asbury, each have the authority to approve secured loan applications up to $300,000 and unsecured loans of up to $30,000. Messrs. Graves and Gaines, each have the authority to approve secured loan applications up to $200,000 and unsecured loans of $20,000, and Mr. Baxter has the authority to approve secured applications up to $150,000 and unsecured loans of $15,000. Any two officers may join together to approve loans, but only to the limit of the higher authority of the two officers. The loan committee approves loans that exceed the limits established for individual officers and may approve secured loans of up to $500,000 and unsecured loans of $50,000. The Board of Directors must approve all loans that exceed the lending limit of the loan committee.

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

         Officers may not join authorities to approve loans but officers may have an officer with higher authority approve loans up to the limit of that officer. The loan committee approves loans exceeding officer limits up to the loan committee limit of $500,000. The loan committee consists of Officers Bunnell, Ramey, Hale and Wilson. The Board loan committee consists of Terry Bunnell, Larry Ramey, Henry H. Dickinson, Chairman of the Board, Thomas K. Lyons, Samuel D. Dickinson, Philip J. Rutledge and Arthur Freeman and approves loans in excess of $500,000.

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

         Loan Commitments. First Financial issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 20 days of the date of issuance. At September 30, 2002, First Financial had approximately $6.2 million of commitments to cover originations, undisbursed funds for loans-in-process and unused lines of credit.

         Citizens issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 20 days of the date of issuance. At September 30, 2002, Citizens had approximately $1.5 million of commitments to cover unused lines of credit.

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

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned and certain other repossessed assets and loans. As of the dates indicated, the Registrant had no loans categorized as troubled debt restructuring within the meaning of Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of meaning of SFAS 114, as amended by SFAS 118.



                                                           At September 30,
                                                       ------------------------
                                                        2002            2001
                                                        ----            ----
                                                         (In Thousands)
Loans accounted for on a non-accrual basis:
Total..............................................     $ 41            $ --
Accruing loans which are contractually past
 due 90 days or more:
Mortgage loans:
  Construction loans...............................       --              --
  Permanent loans secured by 1 to 4 family
    dwelling units.................................      217             166
  All other mortgage loans.........................        5               6
 Non-mortgage loans:
  Commercial.......................................       --              --
  Consumer.........................................      112              50
                                                        ----            ----
Total..............................................      334             222
                                                        ----            ----
Total non-accrual and accrual loan.................      375             222
Real estate owned..................................      233              --
                                                        ----            ----
Total non-performing assets........................     $608            $222
                                                        ====            ====
Total non-performing loans to net loans............      .33%            .21%
                                                        ====            ====
Total non-performing loans to total assets.........      .25%            .16%
                                                        ====            ====
Total non-performing assets to total assets........      .40%            .16%
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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:


                                                  At September 30, 2002
                                                  ---------------------
                                                     (In Thousands)

          Special Mention..................                $  5
          Substandard......................                 486
          Doubtful.........................                  --
          Loss.............................                  --
                                                           ----
          Total............................                $491
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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates and for the periods indicated:


                                                           At or For the Year
                                                           Ended September 30,
                                                        ------------------------
                                                          2002           2001
                                                        --------       --------
                                                         (Dollars in Thousands)

Total loans outstanding............................     $115,977       $108,617
                                                        ========       ========
Average loans outstanding..........................     $109,011       $102,989
                                                        ========       ========


Allowance balances (at beginning of  period).......     $    411       $    372
Provision (credit):
  Residential......................................          241             39
  Consumer.........................................           --             --
Net Charge-offs (recoveries):
  Residential......................................           20             --
  Consumer.........................................           --             --
                                                        --------       --------
Allowance balance (at end of period)...............     $    632       $    411
                                                        ========       ========
Allowance for loan losses as a percent
  of total loans outstanding.......................          .54%           .38%
Net loans charged off as a percent of
  average loans outstanding........................          .02%            --%

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

                                                             At September 30,
                                              ------------------------------------------------
                                                   2002                       2001
                                              --------------------      ----------------------

                                                       Percent of                  Percent of
                                                        Loans to                    Loans to
                                              Amount   Total Loans      Amount     Total Loans
                                              ------   -----------      ------     -----------
                                                          (Dollars in Thousands)
Real estate mortgage:
  One- to four-family residential.........     $414        65.52%        $302         73.79%
  Multi-family............................       13         2.09           10          2.34
  Agricultural............................       40         6.28           15          3.56
  Commercial..............................       77        12.26           33          8.09
  Residential construction................       30         4.68           28          6.70
Consumer..................................       58         9.17           23          5.52
                                               ----       ------         ----        ------
    Total allowance for loan
      losses..............................     $632       100.00%        $411        100.00%
                                               ====       ======         ====        ======

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2002, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $2.3 million and $17.3 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the fair market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2002, the Registrant's securities available for sale had an amortized cost of $12.9 million and fair market value of $17.3 million. Changes in the fair market value of securities available for sale do not affect the Company's income. In addition, changes in the fair market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2002, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities to investors. The quasi- governmental agencies guarantee the payment of principal and interest to investors and include FreddieMac, GinnieMae, and FannieMae.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FreddieMac, GinnieMae, and FannieMae, make up a majority of the pass-through certificates market.

         At September 30, 2002, the Registrant's securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant's equity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities at the dates indicated.


                                                               At September 30,
                                                               ----------------
                                                                2002      2001
                                                                ----      ----
                                                                (In Thousands)
Investment Securities available for sale:
    U.S. government and federal agencies securities.........  $ 4,932  $  7,498
    FHLMC stock ............................................    4,309     5,011
    Mortgaged-backed securities ............................    8,034        --
                                                              -------   -------
  Total.....................................................   17,275    12,509
                                                              -------   -------
Investment securities held to maturity:
     U.S. government and federal agencies debt securities ..    2,007     3,037
     Municipal bonds .......................................      214       220
     Mortgaged-backed securities ...........................       --        23
                                                              -------   -------
 Total......................................................    2,221     3,280
                                                              -------   -------
 Total investment securities................................  $19,496   $15,789
                                                              =======   =======

         Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Registrant's investment securities portfolio at September 30, 2002. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                   As of September 30, 2002
                                  --------------------------------------------------------------------------------------------------
                                                    More Than One    More Than Five      More than
                                   One Year or Less  to Five Years    to Ten Years       Ten Years       Total Investment Securities
                                  ----------------- ---------------- ---------------- ----------------   ---------------------------
                                  Carrying  Average Carrying Average Carrying Average Carrying Average     Carrying Average  Market
                                   Value     Yield    Value   Yield   Value    Yield    Value   Yield        Value   Yield   Value
                                   -------   -----   ------    ----   ------    ----     ----   -----       -------  -----  -------
                                                                     (Dollars in Thousands)
Investments securities available
for  sale:
U.S. government and federal
    agencies debt securities...... $ 3,699    1.63%  $1,030    4.63%  $  203    5.15%   $  --      --%     $ 4,932    2.38% $ 4,932
FHLMC stock ......................   4,309    1.42       --      --       --      --       --      --        4,309    1.42    4,309
Mortgage-backed securities........   8,034    5.16       --      --       --      --       --      --        8,034    5.85    8,034
                                   -------           ------           ------             ----              -------          -------
     Total........................  16,042    3.55    1,030    4.63      203    5.15       --      --       17,275    3.63   17,275
                                   -------    ----   ------    ----   ------    ----     ----    ----      -------    ----  -------
Investment securities held to
maturity:
U.S. government and federal
   agencies debt securities.......      --      --    1,000    4.15    1,007     4.0       --      --        2,007    4.08    2,032
Municipal bonds...................      40    4.15       65    4.25       --      --      109    5.38          214    4.15      229
                                   -------           ------           ------             ----              -------          -------
  Total...........................      40    4.15    1,065    4.16    1,007     4.0      109    5.38        2,221    4.15    2,261
                                   -------    ----   ------    ----   ------    ----     ----    ----      -------    ----  -------
Total investment securities....... $16,082    3.55%  $2,095    4.52%  $1,210    4.19%    $109    5.38%     $19,496    3.69% $19,536
                                   =======    ====   ======    ====   ======    ====     ====    ====      =======    ====  =======

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2002, the Registrant had no brokered accounts.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2002.


                                                            Certificates
                                                             of Deposit
                                                             ----------
      Maturity Period                                      (In Thousands)
      Three months or less.............................       $ 4,115
      More than three through six months...............        10,671
      More than six through twelve months..............         4,544
      Over twelve months...............................         4,158
                                                              -------
         Total.........................................       $23,488
                                                              =======

         The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

                                              Year Ended September 30,
                                     -------------------------------------------
                                           2002                     2001
                                     --------------------     ------------------
                                     Average      Average     Average   Average
                                     Balance       Rate       Balance    Rate
                                     -------       ----       -------    ----
                                              (Dollars in Thousands)
Deposit Category:

Demand Accounts(1).............     $ 16,173       1.41%      $11,500     2.36%
Passbook Accounts..............        6,982       2.01         6,765     2.79
Certificates...................       92,385       3.98        73,406     5.98
                                    --------       ----       -------     ----
                                    $115,540       3.50%      $91,671     5.29%
                                    ========       ====       =======     ====

-------------
(1) Includes non-interest bearing accounts, which represent less than 10% of total deposits.

         Borrowings. Deposits are the primary source of funds of First Financial's lending and investment activities and for its general business purposes. First Financial may obtain advances from the FHLB of Cincinnati to supplement its supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of First Financial's stock in the FHLB of Cincinnati and a portion of their first mortgage loans and certain other assets. First Financial and Citizens, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2002, the Registrant borrowings totaled $5.0 million, which $4.0 million was short-term and $1.0 million was long-term.

Personnel

         As of September 30, 2002, the Registrant had 34 full-time employees and 2 part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation of the Company

         General. The Company is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). In addition, the Company is subject to the provisions of Kentucky's banking laws regulating bank acquisitions and various activities of controlling bank shareholders. As a bank holding company, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file periodic reports with the FRB. The Kentucky Department of Financial Institutions may also conduct examinations of the Company to determine whether it is in compliance with applicable Kentucky banking laws and regulations. In addition, the FRB has enforcement authority over the Company and any non- financial institution subsidiaries of the Company. This regulation and oversight is intended primarily for the protection of the depositors of the Banks and not for the benefit of the Company's stockholders.

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

         The Gramm-Leach-Bliley Act, which became effective in March 2001, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined by statute or by the FRB and the Department of the Treasury to be permissible. The Company has not submitted notice to the FRB of its intent to be deemed a financial holding company.

Regulation of the Banks

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Banks. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. First Financial, as a federal savings bank, is subject to regulation, supervision and regular examination by the OTS. Citizens Financial, as a Kentucky commercial bank that is not a member of the FRB, is subject to regulation, supervision and regular examination both by the Kentucky Department of Financial Institutions and the FDIC. The deposits of both Banks are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor).

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

         In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. For calendar 2002, the average annual assessment rate was .0190% of insured deposits and, for 2002, the average annual assessment rate will be approximately .0175% of insured deposits.

         Regulatory Capital Requirements. The OTS and the FDIC have adopted regulations requiring institutions under their respective jurisdictions maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. Specifically, all savings institutions and banks must maintain the following ratios: (1) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets; and (2) total capital (defined as Tier 1 capital plus supplementary (Tier 2) capital) equal to 8% of total risk-weighted assets. In addition, savings institutions are required under applicable federal law to maintain tangible equity capital equal to at least 1.5% of total adjusted assets. The Banks were in compliance with the respective capital requirements of the FDIC and the OTS as of September 30, 2002.

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

         Federal Home Loan Bank System. First Financial and Citizens Financial are members of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As members, First Financial and Citizens Financial are required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At September 30, 2002, the First Financial was in compliance with these Federal Reserve Board requirements.

Item  2.  Description of Properties
--------  -------------------------

         (a)      Properties

         The Registrant operates from two main offices and two full service branch offices. The following table sets forth information regarding the Registrant's properties:


                                                                    Original
                                                                      Date
                                                      Leased        Acquired
Location                                             or Owned       or Leased
--------                                             --------       ---------

First Financial
---------------
MAIN OFFICE:
104 South Chiles Street                                Owned          1964
Harrodsburg, Kentucky 40330

BRANCH OFFICE:                                         Owned          1973
216 South Main Street
Lawrenceburg,Kentucky 40342 (1)

BRANCH OFFICE:                                         Owned          1998
1015 Cross Road Drive
Lawrenceburg, Kentucky 40342

Citizens Financial
------------------

MAIN OFFICE:                                          Leased          2001
113 West Public Square
Glasgow, Kentucky 42142

------------------
(1)  As of December 27, 2002, this branch office was closed.

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

         (c)     Description of Real Estate and Operating Data.  Not Applicable.

Item 3.  Legal Proceedings
-------  -----------------

         The Registrant, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Registrant. There were no material lawsuits pending or known to be contemplated against the Banks or the Company at September 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
-------  -----------------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Market and Dividends Information" in the 2002 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-------  --------------------

         The Registrant's financial statements listed under Item 13 herein are incorporated herein by reference.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Information regarding the change in accountants is incorporated herein to Form 8-K filed on August 26, 2002.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
-------  -----------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------  ----------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

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

         (d)      Securities Authorized for Issuance Under Equity Compensation
                  Plans

         Set forth below is information as of September 30, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                (a)                      (b)                         (c)
                                                                                             Number of securities
                                       Number of securities        Weighted-average        remaining available for
                                         to be issued upon        exercise price of         future issuance under
                                            exercise of              outstanding          equity compensation plans
                                       outstanding options,       options, warrants         (excluding securities
                                       warrants and rights           and rights           reflected in column (a))
                                       -------------------           ----------           ------------------------
Equity compensation plans
approved by shareholders:
1996 Stock Option Plan..............          185,000                  $ 16.42                        15,000
Restricted Stock Plan...............               --                       --                        85,000
Equity compensation plans
not approved by
shareholders(1).....................              n/a                      n/a                           n/a
                                              -------                  -------                       -------
     TOTAL.........................           185,000                  $ 16.42                       100,000
                                              =======                  =======                       =======

-----------
(1)  Not applicable.


Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions."

Item 13.  Exhibits, Financial Statements, and Reports on Form 8-K
--------  -------------------------------------------------------

        (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated balance sheets of Harrodsburg First Financial Bancorp, Inc. as of September 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended, together with the related notes and the independent auditor's report of EKW & Associates, llp, independent accountants.

         2.       Schedules omitted as they are not applicable.

         3.       Exhibits

         (a)      The following exhibits are filed as part of this report.

          3.1 Certificate of Incorporation of Harrodsburg First Financial Bancorp, Inc.*
          3.2     Bylaws of Harrodsburg First Financial Bancorp, Inc.*
         10.1     1996 Stock Option Plan**
         10.2     Restricted Stock Plan and Trust Agreement**
         10.3     Employment Agreement Arthur L. Freeman***
         13.0     Portions of the 2002 Annual Report to Stockholders
         21.0     Subsidiary Information (See Item 1 - Description of Business)
         99       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  Report on Form 8-K, dated August 26, 2002 was filed to disclose the change in Registrants' independent accountants.

---------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458.
** Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on December 29, 1997.
*** Incorporated herein by reference to exhibit 10.4 to the Form 10-KSB filed on December 20, 2001.

Item 14.  Controls and Procedures
--------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 23, 2002.

                                       HARRODSBURG FIRST FINANCIAL BANCORP, INC.


                                       By: /s/Arthur L. Freeman
                                           ------------------------------------
                                           Arthur L. Freeman
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by December 23, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

By:      /s/Arthur L. Freeman                                 By:      /s/Jack D. Hood
         ----------------------------------------                      ----------------------------------------
         Arthur L. Freeman                                             Jack D. Hood
         President and Chief Executive Officer,                        Secretary, Treasurer and Director
         and Chairman of the Board                                     (Chief Financial and Accounting Officer)
         (Duly Authorized Representative)

By:      /s/Wickliffe T. Asbury, Sr.                          By:      /s/Thomas Les Letton
         ----------------------------------------                      ----------------------------------------
         Wickliffe T. Asbury, Sr.                                      Thomas Les Letton
         Vice President and Director                                   Director


By:      Jack L. Coleman, Jr.                                 By:      /s/W. Dudley Shryock
         ----------------------------------------                      ----------------------------------------
         Jack L. Coleman, Jr.                                          W. Dudley Shryock
         Director                                                      Director



By:      /s/James W. Dunn
         ----------------------------------------
         James W. Dunn
         Director

                            SECTION 302 CERTIFICATION


         I, Arthur L. Freeman, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Harrodsburg First Financial Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    December 23, 2002                 /s/Arthur L. Freeman
                                           -------------------------------------
                                           Arthur L. Freeman
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


         I, Jack D. Hood, Treasurer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Harrodsburg First Financial Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    December 23, 2002              /s/Jack D. Hood
                                        ----------------------------------------
                                        Jack D. Hood
                                        Treasurer
                                        (Chief Financial and Accounting Officer)