Form 10QSB
period 2002-12-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2003-02-14
CIK 946738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002.


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-26570


                    Harrodsburg First Financial Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                          61-1284899
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                             Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky                      40330
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (859) 734-5452
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.                Yes   X     No
                                                          ------     -----

As of February 7, 2003, 1,334,039 shares of the registrant's common stock were issued and outstanding.

                                    CONTENTS



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of December 31, 2002 (unaudited) and
                        September 30, 2002....................................................3

               Consolidated Statements of Income for the Three-Month Periods Ended
                        December 31, 2002 and 2001 (unaudited)................................4

               Consolidated Statements of Changes in Stockholders' Equity for the
                        Three Month Periods Ended December 31, 2002 and 2001 (unaudited)......5

               Consolidated Statements of Cash Flows for the Three Month Periods Ended
                        December 31, 2002 and 2001 (unaudited)................................6

               Notes to Consolidated Financial Statements.....................................8

Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.................................................9

Item 3         Controls and Procedures.......................................................15

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings............................................................ 16
Item 2.        Changes in Securities........................................................ 16
Item 3.        Defaults Upon Senior Securities.............................................. 16
Item 4.        Submission of Matters to a Vote of Security Holders.......................... 16
Item 5.        Other Information............................................................ 16
Item 6.        Exhibits and Reports on Form 8-K............................................. 16

Signatures and Certifications................................................................17


            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                               As of                 As of
                                                                           December 31,          September 30,
                                                                               2002                  2002
                                                                        ------------------    ------------------
ASSETS                                                                    (unaudited)

Cash and cash equivalents                                               $  15,123,192          $   9,555,676
Interest bearing deposits in banks                                            100,000              2,892,000
Securities available-for-sale at fair value                                18,540,983             17,275,431
Securities held-to-maturity, fair value of $1,240,000 and
    $2,761,000 at December 31, 2002 and September 30, 2002                  1,219,823              2,221,053
Federal Home Loan Bank stock, at cost                                       1,852,200              1,831,400
Loans receivable, net                                                     109,956,917            113,351,935
Accrued interest receivable                                                   659,333                667,290
Investment in Independence Bancorp of New Albany                            1,749,511
Cash surrender value of life insurance                                      2,691,291              2,646,941
Premises and equipment, net                                                 1,995,779              1,838,733
Core deposit intangible asset                                                 265,872
Goodwill                                                                      356,064                356,064
Other assets                                                                  178,606                415,515
                                                                        -------------          -------------

    Total assets                                                        $ 154,689,571          $ 153,052,038
                                                                        =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $ 127,297,913          $ 121,920,471
Advances from Federal Home Loan Bank                                        1,000,000              5,000,000
Advance payments by borrowers for taxes and insurance                             301                    364
Deferred federal income tax                                                 1,635,990              1,537,650
Dividends payable                                                                                    401,975
Other liabilities                                                             555,000                463,668
                                                                        -------------          -------------
    Total liabilities                                                     130,489,204            129,324,128
                                                                        -------------          -------------

Minority interests                                                          1,662,939              1,661,699
                                                                        -------------          -------------

Stockholders' equity
    Common stock, $0.10 per value,  5,000,000 shares  authorized;
        1,257,987 and 1,257,477 shares issued and outstanding at
        December 31, 2002 and September 30, 2002, respectively                218,213                218,213
    Additional paid-in capital                                             21,262,650             21,283,692
    Retained earnings, substantially restricted                            11,213,394             10,906,419
    Accumulated other comprehensive income                                  3,066,628              2,867,743
    Treasury stock, 848,109 and 842,209 shares, at cost, as of
               December 31, 2001 and September 30, 2002, respectively     (12,462,938)           (12,385,241)
    Unallocated employee stock ownership plan (ESOP) shares                  (760,519)              (824,615)
                                                                        -------------          -------------
         Total stockholders' equity                                        22,537,428             22,066,211
                                                                        -------------          -------------

         Total liabilities and stockholders' equity                     $ 154,689,571          $ 153,052,038
                                                                        =============          =============

          See accompanying notes to consolidated financial statements.

           HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       For the Three-Month Periods
                                                           Ended December 31,
                                                     -------------------------------
                                                        2002               2001
                                                     ------------      -------------
Interest income:
   Interest on loans                                  $ 1,979,435      $ 2,086,995
   Interest and dividends on securities                   132,041           75,465
   Other interest income                                   50,991           97,096
                                                      -----------      -----------
         Total interest income                          2,162,467        2,259,556
                                                      -----------      -----------

Interest expense:
   Interest on deposits                                 1,059,731        1,261,979
   Interest on other borrowings                            16,434           48,797
                                                      -----------      -----------
         Total interest expense                         1,076,165        1,310,776
                                                      -----------      -----------

Net interest income                                     1,086,302          948,780
Provision for loan losses                                  29,100           42,000
                                                      -----------      -----------
Net interest income after provision for loan losses     1,057,202          906,780
                                                      -----------      -----------

Non-interest income:
   Loan and other service fees, net                        70,410           63,456
   Other                                                  204,493            8,448
                                                      -----------      -----------
                                                          274,903           71,904
                                                      -----------      -----------
Non-interest expense:
   Compensation and benefits                              453,733          451,690
   Occupancy expenses, net                                 86,642           81,859
   Federal and other insurance premiums                     7,374            6,917
   Data processing expenses                                76,385           91,571
   State franchise tax                                     33,828           29,759
   Other operating expenses                               205,744          176,783
                                                      -----------      -----------
                                                          863,706          838,579
                                                      -----------      -----------

Income before income tax expense                          468,399          140,105
Income tax expense                                       (163,992)        (107,092)
Minority interests                                          6,156           76,471
                                                      -----------      -----------
Net income                                            $   310,563      $   109,484
                                                      ===========      ===========
Basic earnings per common share                       $       .25      $       .09
                                                      ===========      ===========
Diluted earnings per common share                     $       .25      $       .09
                                                      ===========      ===========
Weighted average common shares outstanding              1,255,970        1,239,319
                                                      ===========      ===========
Weighted average common shares outstanding
   after dilutive effect                                1,255,970        1,239,319
                                                      ===========      ===========


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Three Month Periods Ended December 31, 2002 and 2001
                                   (unaudited)

                                                                          Accumulated
                                              Additional                    Other                        Unearned         Total
                                    Common      Paid-in      Retained    Comprehensive    Treasury          ESOP       Stockholders'
                                     Stock      Capital      Earnings       Income         Stock           Shares         Equity
                                   --------   -----------   -----------  -------------  ------------    ------------   -------------


Balance, September 30, 2002        $218,213   $21,283,692   $10,906,419   $2,867,743    $(12,385,241)   $  (824,615)   $22,066,211

Comprehensive income:
  Net income                                                    310,563                                                    310,563
  Other comprehensive income,
   net of tax unrealized
   gains on securities                                                       198,885                                       198,885
                                                                                                                       -----------

Total comprehensive income                                                                                                 509,448
ESOP shares earned                                (21,042)       (3,588)                                     64,096         39,466
Purchase of common stock                                                                     (77,697)                      (77,697)
                                   --------   -----------   -----------   ----------    ------------    -----------    -----------

Balance, December 31, 2002         $218,213   $21,262,650   $11,213,394   $3,066,628    $(12,462,938)   $  (760,519)   $22,537,428
                                   ========   ============  ===========   ==========    ============    ===========    ===========

Balance, September 30, 2001        $218,213   $21,237,991   $10,978,953   $3,257,257    $(12,333,701)   $(1,053,323)   $22,305,390
                                                                                                                       -----------
Comprehensive income:
  Net income                                                    109,484                                                    109,484
  Other comprehensive income,
   net of tax unrealized
   gains on securities                                                        20,351                                        20,351
                                                                                                                       -----------

Total comprehensive income                                                                                                 129,835

ESOP shares earned                                  3,981                                                    32,783         36,764

Purchase of common stock                                                                      (8,985)                       (8,985)
                                   --------   -----------   -----------   ----------    ------------    -----------    -----------

Balance, December 31, 2001         $218,213   $21,241,972   $11,088,437   $3,277,608    $(12,343,686)   $(1,020,540)   $22,463,004
                                   ========   ===========   ===========   ==========    ============    ===========    ===========


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Three-Month Periods
                                                              Ended December 31,
                                                         ----------------------------
                                                           2002              2001
                                                        -----------      ------------
Operating activities
Net income                                              $   310,563      $   109,484
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                29,100           42,000
    ESOP benefit expense                                     39,467           36,764
    Provision for depreciation                               46,114           30,799
    Amortization of loan fees                               (50,948)         (35,855)
    Accretion/amortization of investment
      premium/discount                                        5,401            2,567
    FHLB stock dividend                                     (20,800)         (23,600)
    Gain on sale of securities                              (18,326)
    Gain on sale of property                               (119,855)
    Minority interest                                         1,239          (76,471)
    Change in:
      Interest receivable                                     7,958           31,286
      Interest payable                                       (3,757)          31,596
      Accrued liabilities                                   (15,708)          41,789
      Prepaid expense                                        72,895           34,497
      Cash surrender value of life insurance                (44,350)
      Income tax payable                                    209,137          110,908
                                                        -----------      -----------

    Net cash provided by operating activities               448,130          335,764
                                                        -----------      -----------

Investing activities
Net (increase) decrease in loans                          3,348,196       (2,775,706)
Proceeds from maturity of investment securities - HTM     1,000,000        1,000,000
Proceeds from sale of securities - AFS                    2,597,706        7,498,031
Purchase of securities - AFS                             (3,665,600)      (4,498,688)
Purchase of bank owned life insurance                                     (2,500,000)
Proceeds from sale of property                              462,543
Maturity of certificates of deposit                       2,792,000
Investment in Independence Bancorp, Inc.                 (2,000,000)
Purchase of fixed assets                                   (313,164)         (12,590)
                                                        -----------      -----------

    Net cash provided (used) by investing activities      4,221,681       (1,288,953)
                                                        -----------      -----------


          See accompanying notes to consolidated financial statements.

            HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                                                                       For the Three-Month Periods
                                                                            Ended December 31,
                                                                 --------------------------------------
                                                                       2002                  2001
                                                                 ---------------       ----------------
Financing activities
Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                  2,347,269               715,824
Net increase (decrease) in certificates of deposit                     3,030,172             5,758,269
Net increase (decrease) in custodial accounts                                (64)               (1,193)
Purchase of treasury stock                                               (77,697)               (8,985)
Proceeds from FHLB borrowings                                                                7,000,000
Repayment of FHLB borrowings                                          (4,000,000)           (7,000,000)
Payment of dividends                                                    (401,975)             (404,150)
                                                                 ---------------       ---------------

    Net cash provided by financing activities                            897,705             6,059,765
                                                                 ---------------       ---------------

    Increase in cash and cash equivalents                              5,567,516             5,106,576

Cash and cash equivalents, beginning of period                         9,555,676            10,795,848
                                                                 ---------------       ---------------

Cash and cash equivalents, end of period                         $    15,123,192       $    15,902,424
                                                                 ===============       ===============


Supplemental Disclosures
    Cash payments for:
       Interest on deposits                                      $       884,803       $     1,279,180
                                                                 ===============       ===============
       Income taxes                                              $        53,194       $            -0-
                                                                 ===============       ===============
















          See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     Harrodsburg First Financial Bancorp, Inc. ("Company" or "HFFB") is a corporation organized under the laws of Delaware. On July 15, 2001, the Company converted to a bank holding company. The activities of the Company are primarily limited to holding stock in two banks, First Financial Bank ("First Financial"), a wholly-owned subsidiary, and Citizens Financial Bank, Inc. ("Citizens"), in which the Company acquired a 55.8% interest on July 15, 2001. In addition, on December 31, 2002, the Company finalized the purchase of a 22.53% interest in Independence Bancorp of New Albany ("Independence"), which is accounted for using the equity method of accounting. Independence is a bank holding company, which has one bank subsidiary.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three-month period ended December 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2003.

2.   Purchase of Interest in Bank Holding Company

     On December 31, 2002, the Company acquired 200,000 shares of common stock in Independence Bancorp of New Albany at a cost of $10 per share for a total purchase price of $2,000,000. The Company owns a 22.53% interest in Independence and the transaction resulted in the Company recording a core deposit intangible asset of $265,872. This intangible asset is the excess of the purchase price of $2.0 million over the Company's interest acquired in the consolidated book value of Independence at December 31, 2002. This intangible asset will be amortized over its expected useful life. The consolidated assets and stockholders' equity of Independence at December 31, 2002 amounted to $89.6 million and $7.7 million, respectively.

3.   Treasury stock

     The Company repurchased a total of 5,900 shares of common stock at a total price of $77,697 during the three months ended December 31, 2002.

4.   Consolidated Income Statement

                                                    Three Months Ended December 31, 2002
                                       ------------------------------------------------------------
                                                                               ELIMINA-    CONSOLI-
                                          HFFB          FFB          CFB         TIONS      DATED
                                       ----------    ---------     --------    --------    --------

     Net interest income                $    12       $   896       $  190     $   (12)    $  1,086
     Provision for loan losses                -             -          (29)          -          (29)
       Non-interest income                  333           235           40        (333)         275
       Non-interest expense                 (46)         (615)        (215)         12         (864)
       Income tax expense                    11          (175)           -           -         (164)
       Minority interest                      -             -            -           6            6
                                        -------       -------       ------     -------     --------

                                        $   310       $   341       $  (14)       (327)    $    310

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Company may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-QSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks that uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to changes based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the Strength of the United States economy in general and the strength of the local economy in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Recent Legislation to Curtail Corporate Accounting Irregularities

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

Financial Condition

The Company's consolidated assets increased approximately $1.6 million, or 1.1% to $154.7 million at December 31, 2002 compared to $153.1 million at September 30, 2002. The increase in assets of $1.6 million was funded primarily by an increase in deposits of $5.4 million net of $4.0 million used to repay advances from the Federal Home Loan Bank.

Securities available-for-sale increased $1.3 million to $18.5 million at December 31, 2002. The increase of $1.3 million is due to a purchase of U.S. Government Agency backed securities totaling $3.6 million, the increase in the unrealized fair value of these securities totaling $300,000, offset by the sale of mortgage derivative securities totaling $2.6 million. Securities held-to-maturity decreased $1.0 million to $1.2 million at December 31, 2002 due to the maturity of two $500,000 U.S. Government Agency bonds.

Loans receivable, net decreased $3.4 million to $110.0 million at December 31, 2002. Net loans for First Financial decreased $5.1 million, which was offset in part by a net increase in loans for Citizens of $1.7 million. The decrease of $5.1 million in loans for First Financial was primarily due to the repricing of loans and the refinancing of loans by customers resulting from the current interest rate environment. The increase in loans for Citizens of $1.7 million represents management's efforts to increase loan growth in the Bank's market area.

The investment in Independence Bancorp of New Albany for $1.7 million was purchased on December 31, 2002. The Company paid $2.0 million for a 22.53% interest in Independence, which resulted in approximately $300,000 recorded as an intangible asset identified as core deposit value.

Total interest bearing liabilities increased $1.4 million to $128.3 million at December 31, 2002 compared to $126.9 million at September 30, 2002. Total deposits for First Financial increased $2.6 million during this period while the total deposits of Citizens increased $2.8 million. The $5.4 million increase in interest-bearing deposits was offset by the repayment of $4.0 million in advances from the Federal Home Loan Bank.

Stockholders' equity was $22.5 million at December 31, 2002, an increase of approximately $500,000 from the balance at September 30, 2002. The increase in stockholders' equity was due to net income of $310,000, an increase in net unrealized gains on available-for-sale securities of $199,000 plus an increase of $39,000 from the release of ESOP shares, offset in part by the purchase of Company stock totaling $78,000.

Net Income

Net income increased $201,000, or 183.4%, to $310,000 for the three months ended December 31, 2002 compared to the same period in 2001. Net interest income increased $138,000, non-interest income increased $203,000, and the provisions for loan losses decreased $13,000, which were offset by an increase of $26,000 in non-interest expense, an increase of $57,000 in income tax expense and a decrease of $70,000 in Citizens' loss.

Net Interest Income

Net interest income for the three months ended December 31, 2002 was $1.1 million. The increase in net interest income of $138,000 in the quarter ended December 31, 2002 compared to the same period in 2001 was due to a decrease in interest expense of $235,000, partially offset by a decrease in interest income of $97,000. Interest income in the 2002 period was $2.2 million with an average yield of 5.69% compared to $2.3 million with an average yield of 6.62% in the 2001 period. Interest expense in the 2002 period was $1.1 million with an average rate paid of 3.36% compared to $1.3 million with an average rate paid of 4.59% in the 2001 period.

Interest Income

Interest income was $2.2 million, or 5.69% of average interest-earning assets for the three months ended December 31, 2002 compared to $2.3 million, or 6.62% of average interest-earning assets for the same period in 2001. The decrease in interest income of $97,000 was due to the reduced yields from lower market interest rates earned in 2002 compared to 2001 offset in part by an increase in the average balance of interest-earning assets in 2002. The average balance of interest-earning assets was $151.9 million in the three month period ended December 31, 2002 compared to $136.6 million for this same period in 2001.

Interest Expense

Interest expense was $1.1 million, or 3.36% of average interest-bearing liabilities for the three months ended December 31, 2002 compared to $1.3 million, or 4.59% of average interest-bearing liabilities for the same period in 2001. The decrease in interest expense of $235,000 was due to the reduction in the rates paid on the average interest-bearing liabilities in 2002 compared to 2001, offset in part by an increase in the average balance of interest-bearing liabilities in 2002. The average balance of interest-bearing liabilities was $128.2 million in the three month period ended December 31, 2002 compared to $114.2 million for the same period in 2001.

Provision for Losses on Loans

The provision for losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimate of the losses inherent in the portfolio based on:

-     Historical experience;
-     Volume;
-     Type of lending;
-     Industry standards;
-     The level and status of past due and  non-performing  loans;
-     The general and local economic  conditions;  and
-     Other factors affecting the collectibility of the loans in the portfolio.

For the three months ended December 31, 2002, the provision for loan losses decreased by $12,900 to $29,100 compared to $42,000 for the same period in 2001. The provision in 2002 of $29,100 was related to the continued growth of Citizens' loan portfolio, which increased by a net $1.7 million during the three month period ended December 31, 2002. The loan portfolio for First Financial decreased by a net $5.1 million in the 2002 period, and no change in the allowance for loan losses related to the First Financial loan portfolio was deemed necessary by management.

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-interest Income

Non-interest income was $275,000 and $72,000 for the quarters ended December 31, 2002 and 2001, respectively. Other non-interest income increased by $196,000 to $204,000 in 2002, primarily due to a $118,000 gain on the sale by First Financial of branch facilities which were replaced by new facilities in 2001. The increase in non-interest income was also attributable to increases in the Company's bank owned life insurance cash value increase of $44,000, and a gain of $18,000 on the sale of available-for-sale securities.

Non-Interest Expense

Non-interest expense increased approximately $26,000, or 3.1% to $864,000 for the three month period ended December 31, 2002 compared to $838,000 for the same period in 2001. Other non-interest expense increased $30,000, primarily due to $24,000 in legal expenses incurred in connection with the investment in Independence Bancorp of New Albany.

Non-Performing Assets

The following table sets forth information with respect to non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                                             December 31,          September 30,
                                                                                 2002                  2002
                                                                           ---------------        ---------------
                                                                                   (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
  Real Estate:
      Residential...............................................           $             -        $            41
                                                                           ---------------        ---------------
Total       ....................................................                         -                     41
                                                                           ---------------        ---------------
Accruing loans which are contractually past due 90 days or more:
  Real Estate:
      Residential...............................................                       231                    217
      Other ....................................................                                                5
      Consumer..................................................                       496                    112
                                                                           ---------------        ---------------
Total       ....................................................                       727                    334
                                                                           ---------------        ---------------
Total of non-accrual and 90 day past due loans                             $           727        $           375
                                                                           ===============        ===============
Percentage of net loans                                                               .66%                   .33%
                                                                           ===============        ===============
Other non-performing assets(2)                                             $            69         $          233
                                                                           ===============        ===============


At December 31, 2002, there were no loans in non-accrual status. Accordingly, all income earned for the nine months ended December 31, 2002 on the loans in the table above, has been included in income.

At December 31, 2002, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The actual capital and the related capital levels as defined by the OTS and FDIC based on the accompanying consolidated financial statements are as follows (in thousands):


                                                                            December 31, 2002
                                                           -----------------------------------------------------
                                                               First Financial                Citizens
                                                           -------------------------  --------------------------
                                                              Amount        %            Amount         %
                                                           -------------------------  --------------------------
     Total risk-based capital (to risk-weighted assets)    $13,512        20.60%      $3,968         18.36%
              Tier I capital (to risk-weighted assets)     $13,129        20.02%      $3,738         17.30%
              Tier I capital (to adjusted total assets)    $13,129        11.18%      $3,738         18.36%

----------------------------

     (1) Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest, exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

     (2) Other non-performing assets represent property acquired through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

                                                                            September 30, 2002
                                                           -----------------------------------------------------
                                                               First Financial                Citizens
                                                           -------------------------  --------------------------
                                                              Amount        %            Amount         %
                                                           -------------------------  --------------------------
     Total risk-based capital (to risk-weighted assets)    $14,485        21.11%      $3,994         19.68%
              Tier I capital (to risk-weighted assets)     $14,102        20.55%      $3,752         18.49%
              Tier I capital (to adjusted total assets)    $14,102        11.67%      $3,752         19.68%

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, regulations were adopted requiring banks to meet specified capital requirements. The rules provide that a bank is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage capital ratio is 5% or greater and the institution is not subject to a capital directive. Under these regulations, First Financial and Citizens were deemed to be "well capitalized" as of December 31, 2002 and September 30, 2002. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it by First Financial and Citizens. The payment of cash dividends by First Financial and Citizens on their common stocks is limited by regulations of the OTS and the FDIC, which are tied to their level of compliance with their regulatory capital requirements.

First Financial's and Citizens' primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings, such as Federal Funds purchased. At December 31, 2002, First Financial had advances from the FHLB totaling $1.0 million. First Financial utilizes FHLB of Cincinnati borrowings during periods when management believes that such borrowings provide a lower cost source of funds than deposit accounts and it desires liquidity in order to help expand its lending operations.

The Company's operating activities produced positive cash flows for the quarters ended December 31, 2002 and 2001.

The Company's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At December 31, 2002 and September 30, 2002, cash and cash equivalents totaled $15.1 million and $9.6 million, respectively.

At December 31, 2002, First Financial and Citizens had $78.1 million in certificates of deposits due within one year and $21.3 million due between one and three years. Management believes, based on past experience, that First Financial and Citizens will retain much of the deposits or replace them with new deposits. At December 31, 2002, First Financial and Citizens had $1.4 million in outstanding commitments to originate mortgages, unused home equity and commercial lines of credit totaling $3.0 million and available construction loan draws of $1.7 million. First Financial and Citizens intend to fund these commitments with short-term investments and proceeds from loan repayments.

Item 3  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  Other Information

Item 1.   Legal Proceedings.................................................None

Item 2.   Changes in Securities.............................................None

Item 3.   Defaults Upon Senior Securities...................................None

Item 4.   Submission of Matters to a Vote of Security Holders...............None

Item 5.   Other Information.................................................None

Item 6.   Exhibits and Reports on Form 8-K

          Number                             Description
          ------       -----------------------------------------------------

          (A)          Exhibit  99.0-Certification  pursuant  to  18  U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (B) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Harrodsburg First Financial Bancorp, Inc.


/s/ Arthur L. Freeman                                          February 11, 2003
--------------------------------------------------------       -----------------
Arthur L. Freeman, President and Chief Executive Officer       Date



/s/ Jack Hood                                                  February 11, 2003
--------------------------------------------------------       -----------------
Jack Hood, Secretary/Treasurer (Chief Accounting Officer)      Date

                            SECTION 302 CERTIFICATION


     I, Arthur L. Freeman, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Harrodsburg First Financial Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  February 11, 2003                   /s/ Arthur L. Freeman
       ----------------------              -----------------------------------
                                           Arthur L. Freeman
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, Jack D. Hood, Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Harrodsburg First Financial Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  February 11, 2003                /s/ Jack D. Hood
       ----------------------           ----------------------------------------
                                        Jack D. Hood
                                        Treasurer
                                        (Chief Financial and Accounting Officer)