Form 10QSB
period 2003-03-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2003-05-14
CIK 946738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26570

Harrodsburg First Financial Bancorp, Inc

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1284899 (I.R.S. Employer Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky (Address of principal executive offices)	40330-1620 (Zip Code)

Registrant’s telephone number, including area code: (859) 734-5452

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes ☒ No ☐

As of May 9, 2003, 1,334,039 shares of the registrant’s common stock were issued and outstanding.

SIGNATURES AND CERTIFICATIONS	18

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2003	As of September 30, 2002

	(unaudited)

ASSETS

Cash and cash equivalents	$13,387,600	$9,555,676
Interest bearing deposits	596,000	2,892,000
Securities available-for-sale at fair value	24,881,357	17,275,431
Securities held-to-maturity, fair value of $4,261,000 and $2,261,000 at March 31, 2003 and September 30, 2002, respectively	4,218,571	2,221,053
Federal Home Loan Bank stock, at cost	1,875,400	1,831,400
Loans receivable	114,200,228	113,983,959
Allowance for loan losses	(680,843)	(632,024)
Accrued interest receivable	709,708	667,290
Cash surrender value of life insurance	2,736,176	2,646,941
Investment in Independence Bancorp of New Albany	1,780,177
Core deposit intangible asset	271,210
Goodwill	356,064	356,064
Property and equipment, net	2,215,839	1,838,733
Other assets	296,650	415,515

Total assets	$166,844,137	$153,052,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$134,440,790	$121,920,471
Advances from Federal Home Loan Bank	1,250,500	5,000,000
Advance payments by borrowers for taxes and insurance	743	364
Deferred Federal income tax	1,671,459	1,537,650
Dividends payable	400,205	401,975
Other liabilities	188,325	463,668

Total liabilities	137,952,022	129,324,128

Subordinated Trust preferred securities	5,000,000	—

Minority interests	1,640,291	1,661,699

Commitments and contingent liabilities	—	—

Stockholders’ equity
Common stock, $0.10 par value, 5,000,000 shares authorized; 1,334,039 and 1,334,016 shares issued and outstanding as of March 31, 2003 and September 30, 2002, respectively	218,213	218,213
Additional paid-in capital	21,270,805	21,283,692
Retained earnings, substantially restricted	11,176,328	10,906,419
Accumulated other comprehensive income	2,756,687	2,867,743
Treasury stock, 848,109 and 842,209 shares, at cost, as of March 31, 2003 and September 30, 2002, respectively	(12,462,938)	(12,385,241)
Unallocated employee stock ownership plan (ESOP) shares	(707,271)	(824,615)

Total stockholders’ equity	22,251,824	22,066,211

Total liabilities and stockholders’ equity	$166,844,137	$153,052,038

See accompanying notes to consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three-Month Periods Ended March 31		For the Six-Month Periods Ended March 31,

	2003	2002	2003	2002

Interest income:
Interest on loans	$1,906,099	$2,085,303	$3,885,534	$4,172,298
Interest and dividends on securities	183,137	65,094	315,178	140,559
Other interest income	48,415	70,963	99,406	168,059

Total interest income	2,137,651	2,221,360	4,300,118	4,480,916

Interest expense:
Interest on deposits	1,020,322	1,157,954	2,080,053	2,419,933
Other interest	12,822	33,632	29,256	82,429

Total interest expense	1,033,144	1,191,586	2,109,309	2,502,362

Net interest income	1,104,507	1,029,774	2,190,809	1,978,554
Provision for loan losses	61,600	108,000	90,700	150,000

Net interest income after provision for loan losses	1,042,907	921,774	2,100,109	1,828,554

Non-interest income:
Loan and other service fees, net	81,638	80,136	152,048	143,592
Other	117,050	68,602	321,543	77,050

Total non-interest income	198,688	148,738	473,591	220,642

Non-interest expense:
Compensation and benefits	501,807	484,104	955,540	935,794
Occupancy expenses, net	85,822	80,380	172,464	162,238
Federal and other insurance premiums	6,301	8,148	13,675	15,065
Data processing expenses	79,460	81,140	155,845	172,711
State franchise tax	40,316	45,597	74,144	75,356
Other operating expenses	219,991	151,283	425,735	328,064

Total non-interest expense	933,697	850,652	1,797,403	1,689,228

Income before income tax expense and minority interests	307,898	219,860	776,297	359,968
Income tax (expense) benefit	12,613	(143,150)	(151,379)	(250,242)
Minority interests	17,890	89,734	24,046	166,204

Net income	$338,401	$166,444	$648,964	$275,930

Earnings per common share-basic	$0.27	$0.14	$0.52	$0.22

Earnings per common share-diluted	$0.27	$0.14	$0.52	$0.22

Weighted average common shares outstanding-basic	1,259,822	1,242,478	1,257,896	1,240,898

Weighted average common shares outstanding-diluted	1,259,822	1,242,478	1,257,896	1,240,898

See accompanying notes to consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the six month periods ended March 31, 2003 and 2002
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Stockholders’ Equity

Balance, September 30, 2001	$218,213	$21,237,991	$10,978,953	$3,257,257	$(12,333,701)	$(1,053,323)	$22,305,390

Comprehensive income:
Net income			275,930				275,930
Other comprehensive loss, net of tax
Unrealized gain on securities				(82,931)			(82,931)

Total comprehensive income							192,999

Dividend declared			(372,025)				(372,025)

ESOP shares earned		12,584				65,567	78,151

Purchase of common stock					(8,985)		(8,985)

Balance, March 31, 2002	$218,213	$21,250,575	$10,882,858	$3,174,326	$(12,342,686)	$(987,756)	$22,195,530

Balance, September 30, 2002	$218,213	$21,283,692	$10,906,419	$2,867,743	$(12,385,241)	$(824,615)	$22,066,211

Comprehensive income:
Net income			648,964				648,964
Other comprehensive loss, net of tax
Unrealized gain on securities				(111,056)			(111,056)

Total comprehensive income							537,908

Dividend declared			(375,467)				(375,467)

ESOP shares earned		(12,887)	(3,588)			117,344	100,869

Purchase of common stock					(77,697)		(77,697)

Balance, March 31, 2003	$218,213	$21,270,805	$11,176,328	$2,756,687	$(12,462,938)	$(707,271)	$22,251,824

See accompanying notes to consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six-Month Periods Ended March 31,

	2003	2002

Operating activities

Net income	$648,964	$275,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90,700	150,000
ESOP benefit expense	100,869	78,151
Provision for depreciation	91,964	56,226
Amortization of loan fees	(80,432)	(69,244)
Accretion/amortization of investment premium/discount	8,297	(63)
FHLB stock dividend	(39,300)	(42,700)
Cash surrender value of life insurance, cash value increase	(89,235)	(58,776)
Amortization of intangible asset	10,045
Increase in equity investment	(47,359)
Gain on sale of securities	(18,639)
Gain on sale of property	(118,496)
Minority interest	(21,408)	(127,845)
Change in:
Interest receivable	(42,418)	(24,040)
Interest payable	8,787	(5,792)
Other liabilities	(93,110)	210,219
Other assets	118,865	(26,744)

Net cash provided by operating activities	528,094	415,322

Investing activities

Net (increase) decrease in loans	(177,718)	(6,455,094)
Investment in Independence Bancorp, Inc.	(2,000,000)
Purchase of securities - AFS	(17,927,951)
Proceeds from sale of securities - AFS	9,547,094	7,498,031
Principal repayments on securities - AFS	605,415
Proceeds from maturity of certificates of deposit	2,792,000
Purchase of certificates of deposit	(496,000)
Purchase of FHLB stock	(4,700)
Proceeds from sale of property and equipment	331,769
Proceeds from call and maturity of investment securities - HTM	2,000,000	6,998,688
Purchase of securities - HTM	(4,000,000)	(7,298,042)
Purchase of bank owned life insurance		(2,500,000)
Purchase of property and equipment	(682,343)	(19,021)

Net cash used by investing activities	(10,012,434)	(1,775,438)

See accompanying notes to consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	For the Six-Month Periods Ended March 31,

	2003	2002

Financing activities

Net increase (decrease) in demand deposits, NOW accounts and savings accounts	2,516,922	3,940,403
Net increase (decrease) in certificates of deposit	10,003,397	7,128,029
Net increase (decrease) in custodial accounts	379	(765)
Purchase of treasury stock	(77,697)	(8,985)
Proceeds from FHLB advances	250,500
Repayment of FHLB advances	(4,000,000)	(6,000,000)
Proceeds from subordinated debentures	5,000,000
Payment of dividends	(377,237)	(373,150)

Net cash provided by financing activities	13,316,264	4,685,532

Increase in cash and cash equivalents	3,831,924	3,325,416

Cash and cash equivalents, beginning of period	9,555,676	10,795,848

Cash and cash equivalents, end of period	$13,387,600	$14,121,264

Supplemental Disclosures
Cash payments for:
Interest payments	$1,905,413	$2,496,520

Income tax payments	$249,744	$139,000

Real estate foreclosures	$—	$726,088

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

Harrodsburg First Financial Bancorp (“Company” or “HFFB”) is a corporation organized under the laws of Delaware. On July 15, 2001, the Company converted to a bank holding company. The activities of the Company are primarily limited to holding stock in two banks, First Financial Bank (“First Financial” or “FFB”), a wholly-owned subsidiary and Citizens Financial Bank (“Citizens” or “CFB”), in which the Company acquired 55.8% interest on July 15, 2001. In addition, on December 31, 2002, the Company finalized the purchase of a 22.53% interest in Independence Bancorp of New Albany (“Independence”), which is accounted for using the equity method of accounting. Independence is a bank holding company, which has one bank subsidiary. During March, 2003, the Company formed Harrodsburg Statutory Trust I.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six-month periods ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2003, or any future interim period.

2.

Purchase of Interest in Bank Holding Company

On December 31, 2002, the Company acquired 200,000 shares of common stock in Independence Bancorp of New Albany at a cost of $10 per share for a total purchase price of $2,000,000. The Company owns a 22.53% interest in Independence and the transaction resulted in the Company recording a core deposit intangible asset of $281,255. This intangible asset is the excess of the purchase price of $2.0 million over the Company’s interest acquired in the consolidated book value of Independence at December 31, 2002. This intangible asset will be amortized over its expected useful life of fifteen years, and will be evaluated for impairment annually. The consolidated assets and stockholders’ equity of Independence at December 31, 2002 amounted to $89.6 million and $7.7 million, respectively.

3.

Subordinated Trust Preferred Securities

On March 26, 2003, the Company completed the issuance of $5.0 million of fixed / floating rate trust preferred securities (the “Capital Securities”). The Capital Securities were issued through a newly formed trust, Harrodsburg Statutory Trust I, in a private pool transaction.

The Capital Securities bear an initial fixed interest rate of 6.40% from March 26, 2003 until March 26, 2008. After March 26, 2008, the interest rate will adjust quarterly based on three-month LIBOR rate plus 315 basis points. The Capital Securities mature in thirty years, however, the Company may redeem the Capital Securities in whole or in part on or after March 26, 2008.

4.

Consolidated Income Summary

The consolidated net income for the Company for the six months ended March 31, 2003 is summarized as follows:

	Six Months Ended March 31, 2003

	HFFB	FFB	CFB	Eliminations	Consolidated

Net interest income	$24	$1,769	$423	$(24)	$2,192
Provision for loan losses		(3)	(88)		(91)
Non-interest income	631	334	92	(584)	473
Non-interest expense	(105)	(1,236)	(481)	24	(1,798)
Income tax expense	99	(250)			(151)
Minority interest				24	24

	$649	$614	$(54)	$(560)	$649

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company’s consolidated assets increased approximately $14.0 million, or 9.0% to $166.8 million at March 31, 2003 compared to $153.0 million at September 30, 2002. Investment securities increased $9.6 million, and cash, interest-bearing deposits, and Federal Funds sold increased a collective total of $1.5 million. In addition, an investment of $2.0 million was made for a 22.5% interest in Independence Bancorp of New Albany. The increase in assets at March 31, 2003 compared to September 30, 2002 was funded primarily by an increase in deposits of $12.5 million.

Securities available-for-sale increased $7.6 million. During the six-month period since September 30, 2002, the Company purchased $17.9 million in government agency mortgage-backed securities, while selling securities classified as available-for-sale totaling $9.5, million which provided a net gain on the sales of $19,000. The Company received an additional $600,000 in principal repayments during the period. Securities held-to-maturity increased a net $2.0 million due to the purchase of government agency securities totaling $4.0 million offset by the call and maturities of $2.0 million in government agency bonds.

Loans receivable increased by $178,000, from $113.3 million at September 30, 2002 to $113.5 million at March 31, 2003. Net loans for Citizens increased by $7.2 million, which was offset by a net decrease in loans for First Financial of $7.0 million. The increase in loans by Citizens was primarily commercial loans and loans secured by real estate and reflects their success in gaining acceptance in their market area, while the decrease in net loans for First Financial was due to less demand in their market and loans refinanced and placed with other lending institutions.

On December 31, 2002 the Company purchased a 22.53% interest in Independence Bancorp of New Albany (“Independence”), located in New Albany, Indiana for $2.0 million. This investment is being accounted for using the equity method of accounting.

Property and equipment increased a net $377,000 to $2.2 million at March 31, 2003 compared to $1.8 million at September 30, 2002. During the quarter ended December 31, 2002, First Financial sold a branch facility and certain equipment for $332,000 realizing a gain on the sale of approximately $118,000. This branch facility in Lawrenceburg, Kentucky was replaced by a new facility in 2001. During the three months ended March 31, 2003, First Financial purchased property and equipment totaling approximately $322,000. First Financial plans to expand its main operations facility. Total capital expenditures to complete the renovations are expected to be approximately $600,000. During the three months ended March 31, 2003, Citizens Financial purchased a new facility in the amount of $200,000. The facility was a previous branch location for another financial institution. The contemplated branch is subject to regulatory approval. Citizens expects to incur additional expenses to open this branch facility in the amount of $100,000 and to open the new branch facility within six months of obtaining regulatory approval.

Deposits increased $12.5 million, or 10.3% from $121.9 million at September 30, 2002 to $134.4 million at March 31, 2003. Certificate of deposits accounted for $10.0 million of the $12.5 million increase in deposits since March 31, 2003. This increase reflects the competitively priced product lines within the local market areas for First Financial and Citizens, respectively.

In March of 2003, the Company capitalized a trust, the Harrodsburg Statutory Trust I, for $155,000. The Trust in a private pooled transaction issued $5.0 million of fixed/floating rate trust preferred securities (“the Capital Securities”). The Capital Securities bear an initial fixed interest rate of 6.40% from March 26, 2003 until March 26, 2008. After March 26, 2008, the interest rate will adjust quarterly based on the three month LIBOR rate, plus 315 basis points. The capital securities mature in 30 years, but the Company may redeem them in whole or in part after March 26, 2008.

Stockholders’ equity increased by $185,000 to $22.3 million at March 31, 2003. The net increase of $185,000 is due to net income of $649,000, plus an increase of $101,000 due to the release of ESOP shares, offset by dividends declared of $376,000, a decrease of $111,000 in the net unrealized gain on investment securities and the purchase of treasury stock at a cost of $78,000.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Net Income

Net income increased by $172,000, or 103.3%, to $338,000 for the three months ended March 31, 2003 compared to the same period in 2002. Net interest income increased $74,000, non-interest income increased $50,000, the provisions for loan losses decreased $46,000, and the provision for income tax expense decreased $156,000, which were offset by an increase of $83,000 in non-interest expense, plus a decrease of $71,000 in the minority ownership’s share of Citizens’ loss.

Net Interest Income

Net interest income for the three months ended March 31, 2003 was $1.1 million. The increase in net interest income of $74,000 in the quarter ended March 31, 2003 compared to the same period in 2002 was due to a decrease in interest expense of $158,000, offset by a decrease in interest income of $84,000. Interest income in the 2003 period was $2.1 million with an average yield of 5.67% compared to $2.2 million with an average yield of 6.59% in the 2002 period. Interest expense in the 2003 period was $1.0 million with an average rate paid of 3.09% compared to $1.2 million with an average rate paid of 4.12% in the 2002 period.

Interest Income

Interest income was $2.1 million, or 5.67% of average interest-earning assets for the three months ended March 31, 2003 compared to $2.2 million, or 6.59% of average interest-earning assets for the same period in 2002. The decrease in interest income of $84,000 was due to the reduced yields earned in 2003 compared to 2002, offset in part by an increase in the average balance of interest-earning assets in 2003 compared to 2002. The average balance of interest-earning assets was $150.7 million in the three month period ended March 31, 2003 compared to $134.9 million for this same period in 2002.

Interest Expense

Interest expense was $1.0 million, or 3.09% of average interest-bearing liabilities for the three months ended March 31, 2003 as compared to $1.2 million, or 4.12% of average interest-bearing liabilities for the same period in 2002. The decrease in interest expense of $158,000 was due to the reduction in the rates paid on the average interest-bearing liabilities in 2003 compared to 2002, offset in part by an increase in the average balance of interest-bearing liabilities in 2003 compared to 2002. The average balance of interest-bearing liabilities was $133.8 million in the three month period ended March 31, 2003 compared to $115.6 million for the same period in 2002. Interest expense is expected to increase in future periods due to the issuance of the Capital Securities. See Note 3 to the consolidated financial statements.

Provision for Loan Losses

The provision for losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimate of the losses inherent in the portfolio based on:

•

Historical experience;

•

Volume;

•

Type of lending conducted by the Banks;

•

Industry standards;

•

The level and status of past due and non-performing loans;

•

The general economic conditions in the Bank’s lending areas;

•

Other factors affecting the collectibility of the loans in the portfolio.

For the three months ended March 31, 2003, the provision for loan losses decreased by $46,000 to $62,000 compared to $108,000 for the same period in 2002. The provision in 2003 of $62,000 was primarily related to the continued growth of Citizens’ loan portfolio, which increased by a net $5.7 million during the three month period ended March 31, 2003. The loan portfolio for First Financial decreased by a net $2.1 million in this same period.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income was $199,000 and $149,000 for the quarters ended March 31, 2003 and 2002, respectively. Other non-interest income increased by $48,000 to $117,000 in 2003, primarily due to the income of $47,000 recognized on the equity investment in Independence Bancorp of New Albany, which was acquired in December 2002.

Non-Interest Expense

Non-interest expense increased approximately $83,000, or 9.8% to $934,000 for the three month period ended March 31, 2003 compared to $851,000 for the same period in 2002. Other non-interest expense increased $68,000, primarily due to $40,000 of legal and accounting expense incurred in connection with the investment in Independence Bancorp of New Albany, and compliance with regulatory requirements pertaining to a publicly-held company.

Income Taxes

For the three months ended March 31, 2003, the Company recorded a tax benefit of $13,000. The tax benefit resulted from prior year tax refunds of $23,100, and adjustments to prior years tax provisions offset by normal income tax expense accruals from income earned during the current three month period.

Results of Operations for the Six Months Ended March 31, 2003 and 2002

Net Income

Net income increased by $373,000 or 135.2% for the six months ended March 31, 2003 compared to the same period in 2002. Net interest income increased $212,000, non-interest income increased $253,000, the provisions for loan losses decreased $59,000, and income tax expense decreased $99,000, which was offset by an increase of $108,000 in non-interest expense, plus a decrease of $142,000 in the minority ownership’s share of Citizens’ loss.

Net Interest

Net interest income for the six months ended March 31, 2003 was $2.2 million. The increase in net interest income of $212,000 in the six month period ended March 31, 2003 compared to the same period in 2002 was due to a decrease in interest expense of $393,000, offset by a decrease in interest income of $181,000. Interest income in the 2003 period was $4.3 million with an average yield of 5.71% compared to $4.5 million with an average yield of 6.60% in the 2002 period. Interest expense in the 2003 period was $2.1 million with an average rate paid of 3.21% compared to $2.5 million with an average rate paid of 4.36% in the 2002 period.

Interest Income

Interest income was $4.3 million, or 5.71% of average interest-earning assets for the six months ended March 31, 2003 compared to $4.5 million, or 6.60% of average interest-earning assets for the same period in 2002. The decrease in interest income of $181,000 was due to the reduced yields earned in the six months ended March 31, 2003 compared to the same period in 2002, offset in part by an increase in the average balance of interest-earning assets in 2003 compared to 2002. The average balance of interest-earning assets was $150.5 million in the six-month period ended March 31, 2003 compared to $135.9 million for this same period in 2002.

Interest Expense

Interest expense was $2.1 million, or 3.21% of average interest-bearing liabilities, for the six months ended March 31, 2003 compared to $2.5 million, or 4.36% of average interest-bearing liabilities for the same period in 2002. The decrease in interest expense of $393,000 was due to the reduction in the rates paid on the average interest-bearing liabilities in the 2003 period compared to the same period in 2002, offset in part by an increase in the average balance of interest-bearing liabilities in 2003 compared to 2002. The average balance of interest-bearing liabilities was $131.4 million in the six month period ended March 31, 2003 compared to $114.7 million for the same period in 2002.

Provision for Loan Losses

The provision for losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimate of the losses inherent in the portfolio based on:

•

Historical experience;

•

Volume;

•

Type of lending conducted by the Banks;

•

Industry standards;

•

The level and status of past due and non-performing loans;

•

The general economic conditions in the Bank’s lending areas;

•

Other factors affecting the collectibility of the loans in the portfolio.

For the six months ended March 31, 2003, the provision for loan losses decreased by $59,000 to $91,000 compared to $150,000 for the same period in 2002. The provision in 2003 of $91,000 was related to the continued growth of Citizens’ loan portfolio, which increased by a net $7.2 million during the six-month period ended March 31, 2003. The loan portfolio for First Financial decreased by a net $7.0 million in the 2002 period.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income was $474,000 and $221,000 for the six-month periods ended March 31, 2003 and 2002, respectively. Other non-interest income increased by $244,000 to $322,000 in 2003, primarily due to a $118,000 gain on the sale by First Financial of branch facilities, which had been replaced by new facilities in 2001, increases in the Company’s bank owned life insurance cash value of $30,000, and a gain of $18,000 on the sale of available-for-sale securities, plus income of $47,000 recognized on the equity basis of accounting for the Company’s interest in Independence Bancorp of New Albany.

Non-Interest Expense

Non-interest expense increased approximately $108,000, or 6.4% to $1.8 million for the six-month period ended March 31, 2003 compared to $1.7 million for the same period in 2002. Other non-interest expense increased $98,000, primarily due to a $45,000 increase in legal and accounting expenses incurred in connection with the investment in Independence Bancorp of New Albany and in complying with regulatory requirements pertaining to a publicly-held company.

Income Tax Expense

Income tax expense totaled $151,000 and $250,000 for the six-month periods ended March 31, 2003 and 2002, respectively, which as a percentage of income before income tax expense amounted to 19.5% for 2003 and 69.5% for 2002. The income tax expense for 2003 and 2002 is higher than the maximum corporate tax rate of 34% due to the tax effect of the operating loss for Citizens Financial Bank being fully reserved. In addition, the tax expense for the six-month period ended 2003 has been reduced by income tax refunds from prior years totaling $23,100 and adjustments of tax accruals related to prior years.

Non-Performing Assets

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

	March 31, 2003	September 30, 2002

	(amounts in thousands)
Loans accounted for on a non-accrual basis:
Real Estate:
Residential	$—	$41

Total	—	41

Accruing loans which are contractually past due 90 days or more:
Real Estate:
Residential	111	334
Other	—	—
Consumer	92	—

Total	203	334

Total of non-accrual and 90 day past due loans	$203	$375

Percentage of net loans	.02%	.03%

Other non-performing assets[1]	$—	$—

At March 31, 2003, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the six months ended March 31, 2003 on the loans in the table above, has been included in income.

At March 31, 2003, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The actual capital of the Banks and the related capital ratios as defined by the OTS and FDIC based on the accompanying consolidated financial statements are as follows:

______________

1

Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

1

Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

	March 31, 2003

	First Financial		Citizens

	Amount	Ratio	Amount	Ratio

Total risk-based capital (to risk-weighted assets)	$13,877	20.98%	$3,987	14.91%
Tier I capital (to risk-weighted assets)	$13,489	20.40%	$3,698	13.82%
Tier I capital (to adjusted total assets)	$13,489	11.01%	$3,698	11.47%

	September 30, 2002

	First Financial		Citizens

	Amount	Ratio	Amount	Ratio

Total risk-based capital (to risk-weighted assets)	$14,485	21.11%	$3,994	19.68%
Tier I capital (to risk-weighted assets)	$14,102	20.55%	$3,752	18.49%
Tier I capital (to adjusted total assets)	$14,102	11.67%	$3,752	19.68%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS and the FDIC implemented regulations requiring banks to meet specified capital requirements. The rules provide that a savings bank is “well capitalized” if its total risk-based capital ratio is 10.0% or greater, its Tier 1 risk-based capital ratio is 6.0% or greater, its leverage capital ratio is 5.0% or greater and the institution is not subject to a capital directive. Under this regulation, the Banks were deemed to be “well capitalized” as of March 31, 2003 and September 30, 2002. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it by First Financial and Citizens. The payment of cash dividends by the Banks on their common stocks is limited by regulations of the OTS and the FDIC, which are tied to their level of compliance with their regulatory capital requirements.

The Bank’s primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings, such as Federal Funds purchased. At March 31, 2003, First Financial had advances from FHLB totaling $1.0 million, and Citizens Financial had advances outstanding of $251,000. The Banks utilize FHLB borrowings during periods when management of the Banks believe that such borrowings provide a lower cost source of funds than deposit accounts, and the Banks desire liquidity in order to help expand its lending operations.

The Company’s operating activities produced positive cash flows for the quarters ended March 31, 2003 and 2002.

The Company’s most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At March 31, 2003 and September 30, 2002, cash and cash equivalents totaled $13.4 million and $9.6 million, respectively.

At March 31, 2003, the Banks had $82.3 million in certificates of deposits due within one year and $24.0 million due between one and three years. Management believes, based on past experience, that the Banks will retain much of the deposits or replace them with new deposits. At March 31, 2003, the Banks had $2.1 million in outstanding commitments to originate mortgages, plus approved, but unused home equity and commercial lines of credit and standby letters of credit totaling $6.5 million, plus available construction loan draws of $2.1 million. The Banks intend to fund these commitments with short-term investments and proceeds from loan repayments.

ITEM 3:

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	None

	Item 2.	Changes in Securities

(c) Reference is made to footnote 3 to the notes to unaudited condensed consolidated financial statements for March 31, 2003, incorporated herein by reference to this quarterly report on Form 10-QSB

	Item 3.	Defaults Upon Senior Securities	None

	Item 4.	Submission of Matters to a Vote of Security Holders	None

	Item 5.	Other Information	None

	Item 6.	Exhibits and Reports on Form 8-K

(a) 99.0 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) A form 8-K (Items 5 and 7) was filed on March 27, 2003 to announce the issuance of $5.0 million of Capital Securities in a private pooled transaction

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harrodsburg First Financial Bancorp, Inc
Date:	May 14, 2003	/s/ ARTHUR L FREEMAN

Arthur L Freeman, Chief Executive Officer

Date:	May 14, 2003	/s/ JACK HOOD

Jack Hood, Treasurer (Chief Accounting Officer)

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant roles in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ ARTHUR L. FREEMAN

Arthur L. Freeman Chief Executive Officer

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(d)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(e)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(f)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(c)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)

any fraud, whether or not material, that involves management or other employees who have a significant roles in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ JACK D. HOOD

Jack D. Hood Treasurer (Chief Financial and Accounting Officer)