Form 10QSB
period 2003-06-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2003-08-13
CIK 946738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26570

Harrodsburg First Financial Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1284899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky	40330-1620
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2003, 1,223,157 shares of the registrant’s common stock were issued and outstanding.

CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2003 (unaudited) and September 30, 2002	3

	Consolidated Statements of Income for the Three-Month Periods Ended June 30, 2003 and 2002 (unaudited) and the Nine-Month Periods Ended June 30, 2003 and 2002 (unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Month Periods Ended June 30, 2003 and 2002 (unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Month Periods Ended June 30, 2003 and 2002 (unaudited)	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		17

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2003	As of September 30, 2002
ASSETS	(unaudited)
Cash and cash equivalents	$13,891,996	$9,555,676
Interest bearing deposits	596,000	2,892,000
Securities available-for-sale at fair value	23,554,491	17,275,431
Securities held-to-maturity, fair value of $6,759,000 and $2,761,000 at June 30, 2003 and September 30, 2002, respectively	6,677,296	2,221,053
Federal Home Loan Bank stock, at cost	1,916,700	1,831,400
Loans receivable, net	117,167,966	113,351,935
Accrued interest receivable	790,149	667,290
Cash surrender value of life insurance	2,781,062	2,646,941
Investment in Independence Bancorp of New Albany	1,827,149	—
Core deposit intangible asset, net of amortization of $20,000	261,166	—
Goodwill	356,064	356,064
Property and equipment, net	2,272,391	1,838,733
Other assets	290,960	415,515

Total assets	$172,383,390	$153,052,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$139,361,473	$121,920,471
Advances from Federal Home Loan Bank	2,191,900	5,000,000
Advance payments by borrowers for taxes and insurance	574	364
Deferred Federal income tax	1,590,776	1,537,650
Dividends payable	—	401,975
Other liabilities	2,103,788	463,668

Total liabilities	145,248,511	129,324,128

Subordinated preferred securities	5,000,000	—
Minority interests	1,653,589	1,661,699

	6,653,589	1,661,699

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.10 par value, 5,000,000 shares authorized; 1,223,157 and 1,339,916 shares issued and outstanding as of June 30, 2003 and September 30, 2002, respectively	218,213	218,213
Additional paid-in capital	21,287,821	21,283,692
Retained earnings, substantially restricted	11,403,297	10,906,419
Accumulated other comprehensive income	2,600,309	2,867,743
Treasury stock, 958,968 and 842,209 shares, at cost, as of June 30, 2003 and September 30, 2002, respectively	(14,377,599)	(12,385,241)
Unallocated employee stock ownership plan (ESOP) shares	(650,751)	(824,615)

Total stockholders’ equity	20,481,290	22,066,211

Total liabilities and stockholders’ equity	$172,383,390	$153,052,038

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three-Month Periods Ended June 30,		For the Nine-Month Periods Ended June 30,
	2003	2002	2003	2002
Interest income:
Interest on loans	$1,971,590	$1,960,919	$5,857,125	$6,133,217
Interest and dividends on securities	221,123	54,341	536,301	194,900
Other interest income	21,134	70,679	120,540	238,738

Total interest income	2,213,847	2,085,939	6,513,966	6,566,855

Interest expense:
Interest on deposits	1,108,170	1,109,256	3,188,223	3,529,189
Other interest	12,964	12,964	42,220	95,393

Total interest expense	1,121,134	1,122,220	3,230,443	3,624,582

Net interest income	1,092,713	963,719	3,283,523	2,942,273
Provision for loan losses	60,000	48,800	150,700	198,800

Net interest income after provision for loan losses	1,032,713	914,919	3,132,823	2,743,473

Non-interest income:
Loan and other service fees, net	86,375	83,419	290,288	227,011
Equity in undistributed earnings of Independence Bancorp, Inc.	45,121	—	92,880	—
Increase in cash value of life insurance	44,885	44,082	134,121	102,858
Gain on sale of fixed assets	—	—	118,496	—
Gain on sale of investments	37,133	—	47,459	—
Other	27,261	3,686	31,121	21,960

Total non-interest income	240,775	131,187	714,365	351,829

Non-interest expense:
Compensation and benefits	479,657	470,039	1,435,197	1,405,833
Occupancy expenses, net	89,750	61,659	262,213	223,897
Federal and other insurance premiums	6,672	8,021	20,347	23,086
Data processing expenses	75,347	78,422	231,193	251,133
State franchise tax	40,244	37,097	114,388	112,453
Other operating expenses	214,471	161,834	640,205	489,898

Total non-interest expense	906,141	817,072	2,703,543	2,506,300

Income before income tax expense and minority interests	367,347	229,034	1,143,645	589,002
Income tax expense	(131,648)	(101,016)	(283,027)	(351,258)
Minority interests	(8,730)	30,086	15,315	196,290

Net income	$226,969	$158,104	$875,933	$434,034

Earnings per common share—basic	$0.18	$0.13	$0.69	$0.35

Earnings per common share—diluted	$0.18	$0.13	$0.69	$0.35

Weighted average common shares outstanding—basic	1,266,554	1,244,922	1,260,782	1,242,219

Weighted average common shares outstanding—diluted	1,266,554	1,244,922	1,260,782	1,242,219

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Month Periods Ended June 30, 2003 and 2002

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Stockholders’ Equity
Balance, September 30, 2001	$218,213	$21,237,991	$10,978,953	$3,257,257	$(12,333,701)	$(1,053,323)	$22,305,390

Comprehensive income:
Net income			434,034				434,034
Other comprehensive loss, net of tax
Unrealized loss on securities				(192,859)			(192,859)

Total comprehensive income							241,175
Dividend declared			(372,025)				(372,025)
ESOP shares earned		17,717				98,216	115,933
Purchase of common stock					(38,145)		(38,145)

Balance, June 30, 2002	$218,213	$21,255,708	$11,040,962	$3,064,398	$(12,371,846)	$(955,107)	$22,252,328

Balance, September 30, 2002	$218,213	$21,283,692	$10,906,419	$2,867,743	$(12,385,241)	$(824,615)	$22,066,211

Comprehensive income:
Net income			875,933				875,933
Other comprehensive loss, net of tax
Unrealized loss on securities				(267,434)			(267,434)

Total comprehensive income							608,499
Dividend declared			(375,467)				(375,467)
ESOP shares earned		4,129	(3,588)			173,864	174,405
Purchase of common stock					(1,992,358)		(1,992,358)

Balance, June 30, 2003	$218,213	$21,287,821	$11,403,297	$2,600,309	$(14,377,599)	$(650,751)	$20,481,290

See accompanying notes to consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine-Month Periods Ended June 30,
	2003	2002
Operating activities
Net income	$875,933	$434,034
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150,700	198,800
ESOP benefit expense	174,405	115,933
Provision for depreciation	152,902	101,290
Amortization of loan fees	(131,034)	(107,106)
Accretion/amortization of investment premium/discount	295,419	678
FHLB stock dividend	(57,800)	(63,400)
Minority interest loss	(8,110)	(196,290)
Amortization of core deposit intangible	20,090	—
Increase in equity investment in Independence Bank	(92,880)	—
Gain on sale of securities	(47,772)	—
Gain on sale of property and equipment	(118,496)	—
Bank owned life insurance, cash value	(134,121)	(102,858)
Change in:
Interest receivable	(122,859)	86,651
Interest payable	5,371	37,014
Accrued liabilities	(259,863)	240,352
Other assets	124,555	(22,022)
Income tax payable	190,895	—

Net cash provided by operating activities	1,017,335	723,076

Investing activities
Net increase in loans	(3,835,697)	(3,118,879)
Proceeds from maturity of investment securities—HTM	3,040,000	10,298,688
Principal repayments on investment securities—AFS	4,739,184	9,317
Purchase of securities—HTM	(7,500,000)	(8,299,308)
Purchase of investment securities—AFS	(24,787,492)	(4,367,313)
Proceeds from sale of investment securities—AFS	13,104,630	7,498,031
Proceeds from maturity of certificate of deposit	2,792,000	—
Purchase of certificates of deposit	(496,000)	—
Investment in Independence Bancorp, Inc.	(2,000,000)	—
Purchase of FHLB stock	(27,500)	—
Purchase of bank owned life insurance	—	(2,500,000)
Purchase of property and equipment	(783,604)	(38,740)
Proceeds from sale of property and equipment	315,540	—

Net cash used in investing activities	(15,438,939)	(518,204)

See accompanying notes to consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	For the Nine-Month Periods Ended June 30,
	2003	2002
Financing activities

Net increase in demand deposits, NOW accounts and savings accounts	4,403,112	3,331,119
Net increase in certificates of deposit	13,037,890	9,439,353
Proceeds from FHLB advances	1,282,352	—
Repayment of FHLB advances	(4,090,452)	(6,000,000)
Proceeds from subordinated preferred securities	5,000,000	—
Net increase (decrease) in custodial accounts	210	(1,336)
Purchase of treasury stock	(97,746)	(38,145)
Payment of dividends	(777,442)	(745,175)

Net cash provided by financing activities	18,757,924	5,985,816

Increase in cash and cash equivalents	4,336,320	6,190,688
Cash and cash equivalents, beginning of period	9,555,676	10,795,848

Cash and cash equivalents, end of period	$13,891,996	$16,986,536

Supplemental Disclosures
Cash payments for:
Interest on deposits and advances	$3,225,072	$3,587,568

Income taxes	$359,744	$304,000

Non cash investing and financing transactions:
Loans transferred to other real estate owned	$74,754

Loans to facilitate sale of other real estate owned	$307,440

Purchase of common stock	$1,894,612

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Harrodsburg First Financial Bancorp (“Company” or “HFFB”) is a corporation organized under the laws of Delaware. On July 15, 2001, the Company converted to a bank holding company. The activities of the Company are primarily limited to holding stock in two banks, First Financial Bank (“First Financial” or “FFB”), a wholly-owned subsidiary, and Citizens Financial Bank, Inc. (“Citizens” or “CFB”), in which the Company acquired a 55.8% interest on July 15, 2001. In addition, on December 31, 2002, the Company finalized the purchase of a 22.53% interest in Independence Bancorp of New Albany (“Independence”), which is accounted for using the equity method of accounting. During March 2003, the Company formed Harrodsburg Statutory Trust I.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine-month periods ended June 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2003, or any future interim period.

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

On March 26, 2003, the Company completed the issuance of $5.0 million of fixed/floating rate trust preferred securities (the “Capital Securities”). The Capital Securities were issued through a newly formed trust, Harrodsburg Statutory Trust I, in a private pool transaction.

The Capital Securities bear an initial fixed interest rate of 6.40% from March 26, 2003 until March 26, 2008. After March 26, 2008, the interest rate will adjust quarterly based on three-month LIBOR rate plus 315 basis points. The Capital Securities mature in 30 years; however, the Company may redeem the Capital Securities in whole or in part on or after March 26, 2008.

4.	Stock Purchase

During the quarter ended June 30, 2003, the Company initiated a Dutch Tender Offering for the repurchase of Company stock, which closed on June 30, 2003. As a result of the Tender Offering, the Company acquired 110,859 shares of its common stock at a total cost of $1,914,661. The share purchase price was $16.50 per share.

5.	Consolidated Income Summary

The consolidated net income for the Company for the nine months ended June 30, 2003 is summarized as follows:

	Nine Months Ended June 30, 2003
	(In Thousands)
	HFFB	FFB	CFB	Eliminations	Consolidated
Net interest income	$(20)	$2,655	$687	$(37)	$3,285
Provision for loan losses		(3)	(148)		(151)
Non-interest income	960	460	161	(867)	714
Non-interest expense	(171)	(1,835)	(735)	37	(2,704)
Income tax expense	107	(390)			(283)
Minority interest				15	15

Net income (loss)	$876	$887	$(35)	$(852)	$876

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company’s consolidated assets increased approximately $19.4 million, or 12.6% to $172.4 million at June 30, 2003 compared to $153.0 million at September 30, 2002.

Securities available-for-sale increased $6.3 million. During the nine-month period since September 30, 2002, the Company purchase $24.8 million in government agency-backed bonds and mortgage-backed securities while selling securities classified as available-for-sale totaling $13.1 million which provided a net gain on the sales of $48,000. The Company received an additional $4.7 million in principal repayments during the period. Securities held-to-maturity increased a net $4.5 million due to the purchase of government agency securities totaling $7.5 million offset by the call and maturities of $3.0 million in government agency bonds.

Loans receivable increased by $3.8 million to $117.2 million at June 30, 2003 from $113.3 million at September 30, 2002. Net loans for Citizens increased by $11.3 million, which was offset by a net decrease in loans for First Financial of $7.5 million. The increase in loans by Citizens was primarily commercial loans and loans secured by real estate and reflects their success in gaining acceptance in their market area, while the decrease in net loans for First Financial was due to less demand in their market and loans refinanced and placed with other lending institutions.

Deposits increased $17.4 million, or 14.3% to $139.4 million at June 30, 2003 from $121.9 million at September 30, 2002. Certificate of deposits accounted for $13.0 million of the $17.4 million increase in deposits since September 30, 2002. This increase reflects the competitively priced product lines within the local market areas for First Financial and Citizens, respectively.

Other liabilities increased $1.6 million, to $2.1 million at June 30, 2003 from $464,000 at September 30, 2002. The share funding of approximately $1.8 million for the Dutch Auction was completed on or about July 1, 2003.

Stockholders’ equity decreased by $1.6 million to $20.5 million at June 30, 2003. The Company completed a Dutch Tender offering on June 30, 2003, which resulted in the purchase of 110,859 shares of its common stock at a total cost of $1,915,000. The total cost of common shares purchased by the Company for the nine-month period ended June 30, 2003 amounts to $1,992,358. Additional decreases to stockholders’ equity included dividends declared of $375,000, a decrease in the net unrealized appreciation on investment securities available-for-sale of $267,000, offset in part by net income of $876,000, plus an increase of $174,000 due to the release of ESOP shares during the nine-month period ended June 30, 2003.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

Net Income

Net income increased by $69,000 for the three months period ended June 30, 2003 compared to the same period in 2002. Net interest income increased $129,000, non-interest income increased $110,000, which were offset in part by an increase of $89,000 in non-interest expense, an increase of $11,000 in the provision for loan losses, an increase of $31,000 in income tax expense, plus a decrease of $39,000 for the minority ownership’s share of Citizens’ operations.

Net Interest Income

Net interest income for the three months ended June 30, 2003 was $1.1 million. The increase in net interest income of $129,000 in the quarter ended June 30, 2003 compared to the same period in 2002 was due to an increase in interest income of $128,000, plus a decrease in interest expense of $1,000. Interest income in the 2003 period was $2.2 million with an average yield of 5.56% compared to $2.1 million with an average yield of 6.16% in the 2002 period. Interest expense in the 2003 period was $1.1 million with an average rate paid of 3.11% compared to $1.1 million with an average rate paid of 3.88% in the 2002 period.

Interest Income

Interest income was $2.2 million, or 5.56% of average interest-earning assets for the three months ended June 30, 2003 compared to $2.1 million, or 6.16% of average interest-earning assets, for the same period in 2002. The increase in interest income of $128,000 was due to an increase in the average balance of interest-earning assets in 2003 compared to 2002 offset in part by the reduction in the average yield earned in 2003 compared to 2002. The average balance of interest-earning assets was $159.3 million in the three-month period ended June 30, 2003 compared to $135.4 million for this same period in 2002.

Interest Expense

Interest expense was $1.1 million, or 3.11% of average interest-bearing liabilities for the three months ended June 30, 2003 as compared to $1.1 million, or 3.88% of average interest-bearing liabilities for the same period in 2002. The increase in interest expense of $1,000 was due to the increase in the average balance of interest-bearing liabilities in 2003 compared to 2002, which includes the $5.0 million subordinated debentures issued in March of 2003, offset by the reduction in the average rate paid on interest-bearing liabilities for this period. The average balance of interest-bearing liabilities was $144.2 million in the three-month period ended June 30, 2003 compared to $115.6 million for the same period in 2002.

Provision for Loan Losses

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimate of the losses inherent in the portfolio based on:

•	Historical experience;

•	Volume;

•	Type of lending conducted by the Banks;

•	Industry standards;

•	The level and status of past due and non-performing loans;

•	The general economic conditions in the Bank’s lending areas;

•	Other factors affecting the collectibility of the loans in the portfolio.

For the three months ended June 30, 2003, the provision for loan losses increased by $11,000 to $60,000 compared to $49,000 for the same period in 2002. The provision in 2003 of $60,000 was primarily related to the continued growth of Citizens’ loan portfolio, which increased by a net $4.2 million during the three-month period ended June 30, 2003. The loan portfolio for First Financial decreased by a net $519,000 in this same period.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income was $241,000 and $131,000 for the quarters ended June 30, 2003 and 2002, respectively. Other non-interest income increased by $107,000 to $154,000 in 2003, primarily due to the income of $47,000 recognized on the equity investment in Independence Bancorp of New Albany which was acquired in December 2002, plus a gain on the sale of investment securities classified as available-for-sale totaling $29,000.

Non-Interest Expense

Non-interest expense increased approximately $89,000, or 10.9% to $906,000 for the three-month period ended June 30, 2003 compared to $817,000 for the same period in 2002. Other non-interest expense increased $53,000 and occupancy expenses increased $28,000 in the 2003 period compared to the 2002 period. The increase in these expense categories are primarily due to increases experienced by Citizens due to their growth.

Income Taxes

For the three months ended June 30, 2003, the Company recorded a tax expense of $132,000, which represented 35.9% of income before income tax expense and the adjustment for minority interest compared to $101,000 or 44.1% for the same period in 2002. The tax expense for the 2003 and 2002 periods is at a higher rate than the maximum corporate tax rate of 34% due to the fact that no tax expense or benefit has been recorded for the operations of Citizens in the 2003 and 2002 period, respectively.

Results of Operations for the Nine Months Ended June 30, 2003 and 2002

Net Income

Net income increased by $442,000 or 101.8% for the nine months ended June 30, 2003 compared to the same period in 2002. Net interest income increased $341,000, non-interest income increased $363,000, the provisions for loan losses decreased $48,000, and income tax expense decreased $68,000, which was offset by an increase of $197,000 in non-interest expense, plus a decrease of $181,000 in the minority ownership’s share of Citizens’ operations.

Net Interest Income

Net interest income for the nine months ended June 30, 2003 was $3.3 million. The increase in net interest income of $341,000 in the nine month period ended June 30, 2003 compared to the same period in 2002 was due to a decrease in interest expense of $394,000, offset by a decrease in interest income of $53,000. Interest income in the 2003 period was $6.5 million with an average yield of 5.66% compared to $6.6 million with an average yield of 6.45% in the 2002 period. Interest expense in the 2003 period was $3.2 million with an average rate paid of 3.18% compared to $3.6 million with an average rate paid of 4.20% in the 2002 period.

Interest Income

Interest income was $6.5 million, or 5.66% of average interest-earning assets for the nine months ended June 30, 2003 compared to $6.6 million, or 6.45% of average interest-earning assets for the same period in 2002. The decrease in interest income of $53,000 was due to the reduced yields earned in the nine months ended June 30, 2003 compared to the same period in 2002, offset in part by an increase in the average balance of interest-earning assets in 2003 compared to 2002. The average balance of interest-earning assets was $153.3 million in the nine-month period ended June 30, 2003 compared to $135.8 million for this same period in 2002.

Interest Expense

Interest expense was $3.2 million, or 3.18% of average interest-bearing liabilities for the nine months ended June 30, 2003 compared to $3.6 million, or 4.20% of average interest-bearing liabilities for the same period in 2002. The decrease in interest expense of $394,000 was due to the reduction in the rates paid on the average interest-bearing liabilities in the 2003 period compared to the same period in 2002, offset in part by an increase in the average balance of interest-bearing liabilities in 2003 compared to 2002. The average balance of interest-bearing liabilities was $135.3 million in the nine month period ended June 30, 2003 compared to $114.9 million for the same period in 2002.

Provision for Loan Losses

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimate of the losses inherent in the portfolio based on:

•	Historical experience;

•	Volume;

•	Type of lending conducted by the Banks;

•	Industry standards;

•	The level and status of past due and non-performing loans;

•	The general economic conditions in the Bank’s lending areas;

•	Other factors affecting the collectibility of the loans in the portfolio.

For the nine months ended June 30, 2003, the provision for loan losses decreased by $48,000 to $151,000 compared to $199,000 for the same period in 2002. The provision in 2003 of $151,000 was related to the continued growth of Citizens’ loan portfolio, which increased by a net $11.3 million during the nine-month period ended June 30, 2003. The loan portfolio for First Financial decreased by a net $7.5 million in this same period.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income was $714,000 and $352,000 for the nine months ended June 30, 2003 and 2002, respectively. Other non-interest income increased by $299,000 to $424,000 in 2003, due to a $118,000 gain on the sale by First Financial of branch facilities, which had been replaced by new facilities in 2001, increases in the Company’s bank owned life insurance cash value of $32,000, and a gain of $47,000 on the sale of available-for-sale securities, plus income of $93,000 recognized on the equity basis of accounting for the Company’s interest in Independence Bancorp of New Albany.

Non-Interest Expense

Non-interest expense increased approximately $197,000, or 7.9% to $2.7 million for the nine-month period ended June 30, 2003 compared to $2.5 million for the same period in 2002. Other non-interest expense increased $150,000 due to a $61,000 increase in legal and accounting expenses incurred in connection with the investment in Independence Bancorp of New Albany and in compliance with regulatory requirements, writeoff of $20,000 in core deposit intangible assets related to the Independence investment and $32,000 in costs associated with the growth of Citizens.

Income Tax Expense

Income tax expense totaled $283,000 and $351,000 for the nine-month periods ended June 30, 2003 and 2002, respectively, which as a percentage of income before income tax expense amounted to 24.8% for 2003 and 59.6% for 2002. The income tax expense for 2002 is higher than the maximum corporate tax rate of 34% due to the tax effect of the operating loss for Citizens Financial Bank being fully reserved. The income tax expense for the nine-month period ended 2003 has been reduced by income tax refunds from prior years totaling $23,100 and adjustments of tax accruals related to prior years.

Non-Performing Assets

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 and there were no impaired loans within the meaning of SFAS 114, as amended by SFAS 118 at the dates indicated.

	June 30, 2003	September 30, 2002
	(amounts in thousands)
Loans accounted for on a non-accrual basis:[1]
Real Estate:
Residential	$132	$41
Commercial	9
Other	1

Total	142	41

Accruing loans which are contractually past due 90 days or more:
Real Estate:
Residential	285	334
Other	165	—
Consumer	249	—

Total	699	334

Total of non-accrual and 90 day past due loans	$841	$375

Percentage of net loans	.07%	.03%

Other non-performing assets[2]	$—	$—

At June 30, 2003, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

The actual capital of the Banks and the related capital ratios as defined by the OTS and FDIC based on the accompanying consolidated financial statements are as follows:

	June 30, 2003
	First Financial		Citizens
	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$14,227	20.58%	$4,065	12.96%
Tier I capital (to risk-weighted assets)	$13,835	20.01%	$3,717	11.85%
Tier I capital (to adjusted total assets)	$13,835	11.14%	$3,717	10.01%

	September 30, 2002
	First Financial		Citizens
	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$14,485	21.11%	$3,994	19.68%
Tier I capital (to risk-weighted assets)	$14,102	20.55%	$3,752	18.49%
Tier I capital (to adjusted total assets)	$14,102	11.67%	$3,752	19.68%

1Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

2Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS and the FDIC implemented regulations requiring banks to meet specified capital requirements. The rules provide that a savings bank is “well capitalized” if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage capital ratio is 5% or greater and the institution is not subject to a capital directive. Under this regulation, the Banks were deemed to be “well capitalized” as of June 30, 2003 and September 30, 2002. There are no conditions or events since those notifications that management believes would change its classifications.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it by First Financial and Citizens. The payment of cash dividends by the Banks on their common stocks is limited by regulations of the OTS and the FDIC, which are tied to their level of compliance with their regulatory capital requirements.

The Bank’s primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings, such as Federal Funds purchased. At June 30, 2003, First Financial and Citizens had advances from the FHLB totaling $1.0 million and $1.2 million, respectively. First Financial and Citizens utilize FHLB borrowings during periods when management of the Banks believe that such borrowings provide a lower cost source of funds than deposit accounts and the Banks desire liquidity in order to help expand their lending operations.

The Company’s operating activities produced positive cash flows for the nine-month periods ended June 30, 2003 and 2002.

The Company’s most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At June 30, 2003 and September 30, 2002, cash and cash equivalents totaled $13.9 million and $9.6 million, respectively.

At June 30, 2003, the Banks had $84.1 million in certificates of deposits due within one year and $25.4 million due between one and three years. Management believes, based on past experience, that the Banks will retain much of the deposits or replace them with new deposits. At June 30, 2003, the Banks had $740,000 in outstanding commitments to originate mortgages, plus approved, but unused home equity and commercial lines of credit totaling $5.8 million and available construction loan draws of $2.1 million. The Banks intend to fund these commitments with short-term investments and proceeds from loan repayments.

ITEM 3:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

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

Exhibit 31.1-Certification of Principal Executive Officer pursuant to 15 U.S.C., Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2-Certification of Principal Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.0-Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRODSBURG FIRST FINANCIAL BANCORP, INC.

Date:	August 13, 2003	/s/ ARTHUR L. FREEMAN
Arthur L Freeman, Chairman and Chief Executive Officer

Date:	August 13, 2003	/s/ JACK D. HOOD
Jack Hood, Treasurer (Chief Accounting Officer)