Form 10KSB
period 2003-09-30
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2003-12-23
CIK 946738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission Number: 0-26570

HARRODSBURG FIRST FINANCIAL BANCORP, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	61-1284899
(State or other jurisdiction of incorporation)	(I.R.S. Employer or Organization Identification No.)

104 South Chiles Street, Harrodsburg, Kentucky	40330-1620
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code:

(859) 734-5452

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $9.6 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the NASDAQ National Market on December 1, 2003, was approximately $16.9 million.

As of December 1, 2003 there were issued and outstanding 1,222,978 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Harrodsburg First Financial Bancorp, Inc. (the “Company” or “Registrant”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to Stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“FRB”), inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the company.

Item 1. Business

General

The Registrant is a bank holding company that serves as the holding company for First Financial Bank (“First Financial”), a federally-chartered stock savings bank of which it is the sole shareholder, and for Citizens Financial Bank, Inc. (“Citizens”), a state-chartered commercial bank in which it holds a 55.80% interest at September 30, 2003. The Registrant completed its acquisition of Citizens on July 15, 2001. First Financial and Citizens are referred to herein as the “Banks.” The Company conducts no significant business or operations of its own other than holding all or a majority of the outstanding stock of the Banks, and owning 22.5% of Independence Bancorp, New Albany, Indiana. References to the Company or Registrant generally refers to the consolidated entity including the Banks, unless the context indicates otherwise.

On June 30, 2003, the Company completed its Dutch Tender Offer and repurchased approximately 111,000 of its shares for $16.50 a shares, or approximately $1.9 million.

First Financial is a federally chartered stock savings bank headquartered in Harrodsburg, Kentucky. It is subject to examination and comprehensive regulation by the Office of Thrift Supervision (“OTS”) and its deposits are federally insured by the Savings Association Insurance Fund (“SAIF”). First Financial is a member of and owns capital stock in the Federal Home Loan Bank (“FHLB”) in Cincinnati, which is one of the 12 regional banks in the FHLB System.

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

Citizens, a newly organized de novo Kentucky-chartered commercial bank located in Glasgow, Kentucky, commenced operations on July 17, 2001. Citizens operates as a commercial bank, attracting deposit accounts from the general public and using these deposits, together with other funds primarily to originate residential and non-residential, commercial and consumer loans. It is subject to examination and regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions, and its deposits are insured by the Bank Insurance Fund (“BIF”). Citizens is a member of and owns capital stock in the FHLB in Cincinnati.

On September 16, 2003 (the “Effective Date”), in connection with a routine regulatory examination, Citizens entered into a memorandum of understanding between the Regional Director of the Federal Deposit Insurance Corporation, Chicago Region (the “Regional Director”) and the Commissioner of the Kentucky Department of Financial Institutions (the “Commissioner”). Pursuant to the understanding, Citizens may not increase its total assets by more than 5% during any consecutive three-month period without first providing at least 30 days advance written notice to the Regional Director and the Commissioner. Additionally, among other things, the understanding also required Citizens to revise certain of its loan policies and review procedures. The understanding will remain in place until terminated by the Regional Director and the Commissioner. See “Loan Approval Authority and Underwriting” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Registrant’s market area of Mercer, Anderson and Barren Counties, Kentucky. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Registrant’s loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, deferred loan origination fees and costs and allowance for loan losses) as of the dates indicated.

	At September 30,
	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of Loans:
Real Estate:
One-to four-family residential	$72,075	60.45%	$74,437	65.05%
Multi-family	2,220	1.86	2,419	2.12
Agricultural	14,317	12.07	7,283	6.36
Commercial	19,616	16.46	14,217	12.42
Construction	4,602	3.86	5,433	4.75
Consumer:
Home equity	1,923	1.61	2,666	2.33
Other (1)	3,864	3.24	7,227	6.32
Savings account	533	0.45	741	0.65

Total loans receivable	119,150	100.00%	114,423	100.00%

Less:
Deferred loan origination fees and costs, net	489		439
Allowance for loan losses	1,006		632

Loans receivable, net	$117,655		$113,352

(1)	Includes home improvement, personal loans, auto and commercial loans.

Loan Maturity Tables

The following table sets forth the maturity of the Banks’ loan portfolio at September 30, 2003. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled approximately $39.1 million for the year ended September 30, 2003. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
	(Dollars in Thousands)
One- to four-family residential	$2,111	$5,596	$64,368	$72,075
Multi-family, agricultural and commercial	7,209	5,433	23,511	36,153
Construction	3,615	26	961	4,602
Consumer	2,614	3,663	43	6,320

Total	$15,549	$14,718	$88,883	$119,150

The following table sets forth as of September 30, 2003 the dollar amount of all loans, which have fixed rates of interest and floating or adjustable interest rates. At September 30, 2003, of the total loan maturity due within one year of $15.5 million, Citizens loan maturity was approximately $7.9 million.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in Thousands)
One- to four-family residential	$16,310	$55,765	$72,075
Multi-family, agricultural and commercial	6,046	30,107	36,153
Construction	3,916	686	4,602
Consumer	5,129	1,191	6,320

Total	$31,401	$87,749	$119,150

One- to Four-Family Residential Loans. First Financial’s primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in their primary market area. First Financial generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 85% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 89.9% of the value of the mortgaged property typically require private mortgage insurance in the amount of 25% to 30% of the loan amount.

First Financial offers three types of residential adjustable rate mortgage loans, all of which use the index value of the National Monthly Median Cost of Funds Ratio to SAIF-Insured Institutions plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to four-family property loan is 50 basis points higher than on an owner-occupied property loan. First Financial’s adjustable-rate one-to- four family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. First Financial originates, to a limited extent, 10 year, 15 year, 25 and 30 year term fixed-rate mortgages on one- to four-family, owner-occupied homes with loan to value ratios of 85% or less.

Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, depositors and borrowers within the Bank’s lending area. Mortgage loans originated and held by First Financial in its portfolio generally include due-on-sale clauses which provide First Financial with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Registrant’s consent.

During periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans that provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.

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

Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which the borrower is not required to make monthly payments. If construction improvements are not completed at the end of six months, accrued interest must be paid to date. Accrued interest must be paid at completion of construction to the first day of the following month, and monthly payments start the first day of the following month if the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing for the subject property and must execute a construction loan agreement.

Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Banks may be required to advance funds beyond the amount originally committed to permit completion of the development. The Banks have sought to minimize this risk by requiring precise construction cost estimates, specifications, and drawing plans from qualified borrowers in their market area.

Multi-Family and Commercial Real Estate Loans. In order to serve its community and enhance yields on its assets, the Banks originate loans secured by commercial real estate and multi-family properties. The multi-family and commercial real estate loans originated have generally been made to individuals, small businesses and partnerships. They have primarily been secured by first mortgages on apartment buildings, office buildings, churches and other properties. The Banks benefit from originating such loans due to higher adjustable interest rates. Adjustable-rate loans for this type of lending have a margin that is 50 basis points higher than the margin added to single-family owner-occupied property loan. First Financial’s multi-family residential and commercial real estate loans are adjustable-rate loans with terms of 30 years or less, with loan-to-value ratios not exceeding 80%. Citizens multi-family residential and commercial real estate loans are adjustable rate loans with a maximum maturity of twenty years, and loan- to-value ratios not exceeding 85%. As of September 30, 2003, loans on multi-family residential and commercial real estate properties constituted approximately $36.1 million, or 30% of the Banks’ total loan portfolio.

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

Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. To minimize these risks, the Banks generally limits loans of this type to its market area and to borrowers with which it has substantial experience or who are otherwise well known to them. The Banks’ underwriting procedures require verification of the borrower’s credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is their current practice to obtain personal guarantees from all principals obtaining this type of loan. For the small total dollar amount of loans secured by church real estate that are originated by the Banks, repayment is dependent upon the continuing financial support of the church’s members. The Banks also obtain appraisals on each property. All appraisals on commercial and multi-family real estate are reviewed by the Banks’ management.

Agricultural Loans. The Banks engage in lending on improved farm land with no dwelling, building lots and building acreage sites. The Banks benefit from originating such loans due to higher origination fees and adjustable interest rates. These properties must have good road access. The loan to value ratio for this type of loan is generally 75% or less with a maximum loan term of 15 years for First Financial and 20 years for Citizens. An adjustable- rate loan for this type of lending has a margin that is 50 basis points higher than the margin added to one- to four-family owner-occupied property loans.

The Banks also engage in loans for improved farm land with dwellings. The-loan-to-value ratio for this type of loan is generally 85% or less with a maximum term of 30 years for First Financial and 20 years for Citizens. These loans can be set up with payment of interest collected semi-annually and principal yearly as well as monthly principal and interest payments.

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

Loan Approval Authority and Underwriting. First Financial has established various lending limits for its officers and maintains a loan committee. The loan committee consists of Arthur L. Freeman, Chairman of the Board and Chief Executive Officer, Jack D. Hood, Treasurer and Chief Financial Officer, and Wickliffe T. Asbury, Executive Vice President, Charles W. Graves, Jr., Senior Vice President, and Vice Presidents Gay Gaines and James Baxter. Messrs. Freeman, Graves, Hood, and Asbury, each have the authority to approve secured loan applications up to $300,000 and unsecured loans of up to $30,000. Messrs. Baxter and Gaines, each have the authority to approve secured loan applications up to $200,000 and unsecured loans of $20,000. Any two officers may join together to approve loans, but only to the limit of the higher authority of the two officers. The loan committee approves loans that exceed the limits established for individual officers and may approve secured loans of up to $500,000 and unsecured loans of $50,000. The Board of Directors must approve all loans that exceed the lending limit of the loan committee.

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

Citizens has established various lending limits for its officers and maintains an officers loan committee. The officers loan committee consists of Terry Bunnell, President, Larry Ramey, Chief Operating Officer, and Vice Presidents, Nancy Hale, Jeff Constant and Jennie Wilson. In connection with the memorandum of understanding between the Regional Director and the Commissioner, the lending limits for Citizen’s officers have been revised. Mr. Bunnell has the authority to approve secured loans up to $250,000 and unsecured loans up to $25,000. Mr. Ramey has the authority to approve secured loans up to $200,000 and unsecured loans up to $20,000. Ms. Hale and Mr. Constant each have the authority to approve secured loans up to $100,000 and unsecured loans up to $10,000. Ms. Wilson has the authority to approve secured loans up to $20,000 and unsecured loans up to $5,000.

Officers may not join authorities to approve loans but officers may have an officer with higher authority approve loans up to the limit of that officer. The loan committee approves loans exceeding officer limits up to the loan committee limit of $250,000 for secured loans and $25,000 for unsecured loans. The loan committee consists of officers Bunnell, Constant, Ramey, Hale and Wilson. The Board loan committee consists of Terry Bunnell, Larry Ramey, Henry H. Dickinson, Chairman of the Board, Thomas K. Lyons, Samuel D. Dickinson, Philip J. Rutledge and Arthur Freeman and approves loans in excess of $250,000 for secured loan and in excess of $25,000 for unsecured loans.

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

Loan Commitments. First Financial issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 20 days of the date of issuance. At September 30, 2003, First Financial had approximately $0.9 million of commitments to cover originations, undisbursed funds for loans-in-process and unused lines of credit.

Citizens issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 20 days of the date of issuance. At September 30, 2003, Citizens had approximately $2.9 million of commitments to cover unused lines of credit.

Non-Performing and Problem Assets

Loan Delinquencies. First Financial monitors delinquencies on all types of loans closely. If such loans later become delinquent, First Financial contacts and works with the borrower to resolve the delinquency before initiating foreclosure proceedings. First Financial’s collection procedures provide that when a mortgage loan is 10 days past due, a notice of nonpayment is sent. Delinquent notices are sent if the loan becomes delinquent for more than 30 days. If payment is still delinquent after 60 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Registrant. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, management will generally initiate legal proceedings.

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

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned and certain other repossessed assets and loans. As of the dates indicated, the Registrant had no loans categorized as troubled debt restructuring within the meaning of Statement of Financial Accounting Standards (“SFAS”) 15 and no impaired loans within the meaning of meaning of SFAS 114, as amended by SFAS 118.

	At September 30,
	2003	2002
	(In Thousands)
Loans accounted for on a non-accrual basis:
Total	$425	$41

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Permanent loans secured by 1 to 4 family dwelling units	189	217
All other mortgage loans	7	5
Non-mortgage loans:
Commercial	85	—
Consumer	129	112

Total	410	334

Total non-accrual loan	835	375
Real estate owned	—	233

Total non-performing assets	$835	$608

Total non-performing loans to net loans	.71%	.33%

Total non-performing loans to total assets	.48%	.25%

Total non-performing assets to total assets	.48%	.40%

Classified Assets. Federal regulations provide for a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated “special mention” because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. First Financial and Citizens determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, respectively, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The following table sets forth the Registrant’s classified assets in accordance with its classification system:

At September 30, 2003
(In Thousands)
Special Mention	$12
Substandard	2,465
Doubtful	1
Loss	1

Total	$2,479

Allowance for Loan Losses. It is management’s policy to provide for losses on loans in its loan portfolio. A provision for loan losses is charged to operations based on management’s evaluation of the losses that may be incurred in the Registrant’s loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Registrant’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic conditions, and the relationship of the allowance for loan losses to outstanding loans.

The following table sets forth information with respect to the Registrant’s allowance for loan losses at the dates and for the periods indicated:

	At or for the Year Ended September 30,
	2003	2002
	(Dollars In Thousands)
Total Loans Outstanding	$119,150	$115,977
Average Loans Outstanding	$116,664	$109,011

Allowance balances (at beginning of period)	$632	$411
Provision (credit):
Residential	428	241
Consumer	—	—
Net Charge-offs (recoveries):
Residential	54	20
Consumer	—	—

Allowance balance (at end of period)	$1,006	$632

Allowance for loan losses as a percent of total loans outstanding	.84%	.54%

Net loans charged off as a percent of average loans outstanding	.05%	.02%

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for losses will not be required.

Analysis of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
Real Estate Mortgage:
One-to four-family residential	$323	60.45%	$414	65.05%
Multi-family	—	1.86	13	2.12
Agricultural	53	12.07	40	6.36
Commercial	556	16.46	77	12.42
Residential construction	9	3.86	30	4.75
Consumer	65	5.30	58	9.30

Total allowance for loan losses	$1,006	100.00%	$632	100.00%

Return On Equity And Assets Ratios

	At Or For The Years Ended September 30,
	2003	2002
Average equity to average assets	13.08%	14.42%
Return on average equity	5.62%	3.02%
Return on average assets	.73%	.46%
Dividend payout ratio	54.92	100.83

Investment Activities

The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets that may be invested in specified short-term securities and certain other investments. However, neither the OTS nor the FDIC prescribes by regulation to a minimum or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as “held to maturity,” “available for sale” or “trading.” As of September 30, 2003, Registrant had securities (including mortgage-backed securities) classified as “held to maturity” and “available for sale” in the amount of $4.4 million and $31.7 million, respectively and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the fair market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At September 30, 2003, the Registrant’s securities available for sale had an amortized cost of $27.5 million and fair market value of $31.7 million. Changes in the fair market value of securities available for sale do not affect the Company’s income. In addition, changes in the fair market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At September 30, 2003, the Registrant’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker’s acceptances, (vi) certificates of deposit, (vii) equity investments, and (viii) investment grade corporate bonds and commercial paper. The board of directors may authorize additional investments. In fiscal 2003, the Registrant purchased a 22.5% equity interest in Independence Bancorp. The investment was recorded using the equity method of accounting and accordingly, a proportionate share of the earnings of Independence Bancorp is recognized by the Registrant.

As a source of liquidity and to supplement Registrant’s lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities to investors. The quasi- governmental agencies guarantee the payment of principal and interest to investors and include FreddieMac, GinnieMae, and FannieMae.

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

At September 30, 2003, the Registrant’s securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant’s equity.

Investment Portfolio. The following table sets forth the carrying value of the Registrant’s investment securities at the dates indicated.

	At September 30,
	2003	2002
	(In Thousands)
Investment Securities available for sale:
Mortgaged backed securities	$21,444	$8,034
U.S. government and federal agencies securities	6,209	4,932
FHLMC stock	4,036	4,309

Total	$31,689	$17,275

Investment securities held to maturity:
U.S. government and federal agencies debt securities	$3,002	$2,007
Municipal bonds	1,402	214

Total	$4,404	$2,221

Total investment securities	$36,093	$19,496

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Registrant’s investment securities portfolio at September 30, 2003. The following table does not include the Registrant’s equity investment in Independence Bancorp and does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	As of September 30, 2003
	One Year or Less		More Than One to Five Years		More Than Five to Ten Years		More than ten years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in Thousands)
Investments securities available for sale:
Mortgage-backed securities	$21,444	4.84%	$—	—%	$—	—%	$—	—%	$21,444	4.84%	$21,444
U.S. government and federal agencies debt securities	612	4.88	764	4.07	4,833	3.95	—	—	6,209	4.06	6,209
FHLMC stock	4,036	1.91	—	—	—	—	—	—	4,036	1.91	4,036

Total	$26,092	4.39%	$764	4.07%	$4,833	3.95%	—	—	$31,689	4.32%	$31,689

Investment securities held to maturity:
U.S. government and federal agencies debt securities	$—	—%	$—	—%	$2,002	5.00%	$1,000	6.35%	$3,002	4.86%	$3,038
Municipal bonds	65	4.25	—	—	—	—	1,337	4.89	1,402	5.45	1,432

Total	65	4.25%	—	—	$2,002	5.00%	$2,337	5.52%	$4,404	5.26%	$4,470

Total investment securities	$26,157	4.39%	$764	4.07%	$6,835	4.26%	$2,337	5.52%	$36,093	4.43%	$36,159

Sources of Funds

General. Deposits are the major external source of the Registrant’s funds for lending and other investment purposes. The Registrant derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposits. Consumer and commercial deposits are attracted principally from within the Registrant’s primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2003, the Registrant had no brokered accounts.

Jumbo Certificates of Deposit. The following table indicates the amount of the Registrant’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2003.

Certificates of Deposit
(In Thousands)
Maturity Period
Three months or less	$12,589
More than three through six months	8,154
More than six through twelve months	7,324
Over twelve months	2,985

Total	$31,052

The following table sets forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

	At September 30,
	2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Deposit Category:
Demand and Savings Accounts(1)	$24,615	1.25%	$23,155	1.59%
Certificates	107,218	3.54	92,385	3.98

	$131,833	3.11%	$115,540	3.50%

(1)	Includes non-interest bearing and savings accounts, which represent less than 10% of total deposits.

Borrowings. Deposits are the primary source of funds of the Banks lending and investment activities and for its general business purposes. The Banks may obtain advances from the FHLB of Cincinnati to supplement its supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of the Banks’ stock in the FHLB of Cincinnati and a portion of their first mortgage loans and certain other assets. The Banks, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2003, the Registrant borrowings totaled $2.7 million, which $0.1 million was short-term and $2.6 million was long-term.

Personnel

As of September 30, 2003, the Registrant had 34 full-time employees and 2 part-time employees. None of the Registrant’s employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation of the Company

General. The Company is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). In addition, the Company is subject to the provisions of Kentucky’s banking laws regulating bank acquisitions and various activities of controlling bank shareholders. As a bank holding company, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “FRB”) and is required to file periodic reports with the FRB. The Kentucky Department of Financial Institutions may also conduct examinations of the Company to determine whether it is in compliance with applicable Kentucky banking laws and regulations. In addition, the FRB has enforcement authority over the Company and any non- financial institution subsidiaries of the Company. This regulation and oversight is intended primarily for the protection of the depositors of the Banks and not for the benefit of the Company’s stockholders.

Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The FRB’s capital adequacy guidelines are similar to those imposed on the Banks by the OTS and the FDIC. See “Regulation of the Banks - Regulatory Capital Requirements.”

Restrictions on Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHC Act. The Company is authorized by the BHC Act and the FRB’s Regulation Y to acquire ownership or control of non-banking companies, provided the activities of the non-banking companies are so closely related to banking or managing or controlling banks that the FRB considers the activities to be proper to the operation and control of banks. Regulation Y sets forth a lengthy list of activities (including the operation of a savings institution such as First Financial) that the FRB has determined to be so closely related to the business of banking as to be a proper incident thereto regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies.

The Gramm-Leach-Bliley Act, which became effective in March 2001, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined by statute or by the FRB and the Department of the Treasury to be permissible. The Company has not submitted notice to the FRB of its intent to be deemed a financial holding company.

Regulation of the Banks

General. Set forth below is a brief description of certain laws that relate to the regulation of the Banks. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. First Financial, as a federal stock savings bank, is subject to regulation, supervision and regular examination by the OTS. Citizens, as a Kentucky commercial bank that is not a member of the FRB, is subject to regulation, supervision and regular examination both by the Kentucky Department of Financial Institutions and the FDIC. The deposits of both Banks are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor).

Federal and Kentucky banking laws and regulations control, among other things, the Banks’ required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends and other aspects of the Banks’ operations. The regulatory structure also gives the respective regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including polices with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Supervision, regulation and examination of First Financial and Citizens by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company’s stock or for the Company as the holder of the stock of the Banks.

Insurance of Deposit Accounts. The deposit accounts held by First Financial and Citizens are insured by the SAIF and the BIF, respectively, to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution’s primary regulator.

The Banks are required to pay insurance premiums based on a percentage of their insured deposits to the FDIC for insurance of their deposits by the SAIF and the BIF. The FDIC’s current deposit insurance assessment rates for SAIF and BIF member institutions are in a range from 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most banks and thrifts set at 0%.

In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. For calendar 2003, the average annual assessment rate was .0162% of insured deposits.

Regulatory Capital Requirements. The OTS and the FDIC have adopted regulations requiring institutions under their respective jurisdictions maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. Specifically, all savings institutions and banks must maintain the following ratios: (1) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest rating, “composite 1 CAMELS,” on its most recent examination) of total adjusted assets; and (2) total capital (defined as Tier 1 capital plus supplementary (Tier 2) capital) equal to 8% of total risk-weighted assets. In addition, savings institutions are required under applicable federal law to maintain tangible equity capital equal to at least 1.5% of total adjusted assets. The Banks were in compliance with the respective capital requirements of the FDIC and the OTS as of September 30, 2003.

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

In addition, under applicable provisions of Kentucky law, the prior approval of the Kentucky Department of Financial Institutions is required if the total of all dividends declared by Citizens in any calendar year exceeds Citizens’ net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

Federal Home Loan Bank System. First Financial and Citizens are members of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As members, First Financial and Citizens are required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At September 30, 2003, the Banks were in compliance with these Federal Reserve Board requirements.

Item 2. Description of Properties

(a) Properties

The Registrant operates from two main offices and two full service branch offices. The following table sets forth information regarding the Registrant’s properties:

Location	Leased or Owned	Original Date Acquired or Leased
First Financial

MAIN OFFICE: 104 South Chiles Street Harrodsburg, Kentucky 40330	Owned	1964

BRANCH OFFICE: 1015 Cross Road Drive Lawrenceburg, Kentucky 04342	Owned	1998

Citizens (1)

MAIN OFFICE: 113 West Public Square Glasgow, Kentucky 42142	Leased	2001

(1)	Citizens also purchased property in 2003 located at 501 Happy Valley Road, Glasgow, Kentucky.

(b) Investment Policies. See “Item 1. Description of Business” above for a general description of the Registrant’s investment policies and any regulatory or Board of Directors’ percentage of assets limitations regarding certain investments. The Registrant’s investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

(1) Investments in Real Estate or Interests in Real Estate. See “Item 1. Description of Business - Lending Activities and - Regulation of the Bank,” and “Item 2. Description of Property.”

(2) Investments in Real Estate Mortgages. See “Item 1. Description of Business - Lending Activities and - Regulation of the Bank.”

(3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See “Item 1. Description of Business - Lending Activities and - Regulation of the Bank.”

(c) Description of Real Estate and Operating Data. Not Applicable.

Item 3. Legal Proceedings -

The Registrant, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Registrant. There were no material lawsuits pending or known to be contemplated against the Banks or the Company at September 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Registrant common stock is traded on the Nasdaq National Market under the trading symbol of “HFFB”, and began trading in October 1995, upon completion of the conversion of First Financial. The following table reflects high and low bid quotations. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Fiscal 2003			Fiscal 2002
	Stock Price Range			Stock Price Range
Quarter	High	Low	Per Share Dividend	High	Low	Per Share Dividend
1st	$13.75	$10.75	—	$12.11	$10.82	$—
2nd	15.14	12.44	.30	12.03	11.00	.30
3rd	17.63	14.55	—	13.52	11.00	—
4th	20.75	16.50	.30	12.49	10.95	.30

The number of shareholders of record of common stock as of December 1, 2003, was approximately 400. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms. At December 1, 2003, there were approximately 1.2 million shares outstanding. The Registrant’s ability to pay dividends to stockholders is dependent upon the dividends it receives from the Banks. The payment of cash dividends by First Financial and Citizens is limited by regulations of the OTS and the FDIC, respectively. See “Regulations of the Banks - Dividend and Other Capital Distribution Limitations.”

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. Harrodsburg First Financial Bancorp, Inc. undertakes no obligation to publicly release the results of any revisions to those forward looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Harrodsburg First Financial Bancorp, Inc. (“Company”) is a bank holding company headquartered in Harrodsburg, Kentucky, which provides a full range of deposits and traditional mortgage loan products through its wholly owned subsidiary, First Financial Bank (“First Financial”), a federally chartered savings bank, and Citizens Financial Bank, Inc. (“Citizens”), a state chartered commercial bank, in which the Company has a 55.8% interest. All references to the Company generally refer to the consolidated entity including First Financial and Citizens, unless the context indicates otherwise. Banks” refers to the combined operations of First Financial and Citizens, unless the context indicates otherwise.

On September 16, 2003 (Effective Date), in connection with a routine regulatory examination, Citizens entered into a memorandum of understanding between the Regional Director of the Federal Deposit Insurance Corporation, Chicago Region (the “Regional Director”) and the Commissioner of the Kentucky Department of Financial Institutions (Commissioner). Pursuant to the understanding, Citizens may not increase its total assets by more than 5% during any consecutive three-month period without first providing at least 30 days advance written notice to the Regional Director and the Commissioner. Additionally, among other things, the understanding requires Citizens to revise certain of its loan policies and review procedures. The restriction on Citizens’ asset growth is effective immediately and the revision of certain of its loan policies and review procedures must be completed within 60 days from the Effective Date.

Overview

On July 15, 2001, the Company converted from a unitary savings bank holding company to a bank holding company, and on the same date acquired a 56.27% interest in Citizens Financial Bank, Inc., which is a Kentucky chartered commercial bank. The Company paid a cash price of $2,816,300 for its controlling interest in Citizens. The acquisition was accounted for under the purchase method of accounting. As a result of the transaction, the Company recorded goodwill of $356,064 for the excess cost over the net assets acquired. The Company has determined that goodwill is not impaired as of September 30, 2003. The Company's investment in Citizens decreased to 55.8% in fiscal 2002 due to Citizens' issuance of 2,100 shares of stock in lieu of cash for rental of Citizens' banking office. Future rent is payable in cash.

In addition, on December 31, 2002, the Company purchased a 22.53% interest in Independence Bancorp of New Albany ("Independence"), located in New Albany, Indiana for $2.0 million. The investment is being accounted for using the equity method of accounting.

On September 16, 2003, (effective date) in connection with a routine examination, Citizens entered into a memorandum of understanding between the Regional Director of the Federal Deposit Insurance Corporation, Chicago Region (the “Regional Director”) and the Commissioner of the Kentucky Department of Financial

Institutions (Commissioner). Pursuant to the understanding, Citizens may not increase its total assets by more than 5% during any consecutive three-month period without first providing at least 30 days advance written notice to the Regional Director and the Commissioner. Additionally, among other things, the understanding required Citizens to also revise certain of its loan policies and review procedures. The understanding will remain in place until terminated by the Regional Director and the Commissioner.

Additional provisions of the agreement are as follows:

•	Citizens is required to formulate a written plan of action for reducing the principal balance of substandard loans greater than $100,000 and submit monthly progress reports to the board of directors.

•	Improve loan documentation.

•	Review and amend the loan policy.

•	Enhance its loan review function

•	Maintain tier I capital at a level at or exceeding 8% of Citizen’s total assets.

•	Formulate and implement a written profit plan.

•	Formulate and implement a long range planning process.

•	Review the allowance for loan and lease losses for adequacy.

•	Provide quarterly progress reports to the Regional Director and Commissioner.

For the fiscal year ended September 30, 2003, net income was $1.3 million or $1.05 per diluted share, as compared to $670,000 or $.54 cents per diluted share for fiscal 2002. During fiscal 2003 assets increased $20.5 million to $173.5 million. Net loans increased by 3.8% to $117.7 million and asset quality remains strong. Net income increased by 95.1% or $637,000 during the year. Citizens, as a startup venture achieved profitability for the first time in fiscal 2003 primarily as a result of the reversal of an allowance totaling approximately $537,680 on the tax benefit related to prior year net operating losses. The Company's share of Citizens net income for fiscal 2003 was $136,000 compared to a net loss of $(289,000) for the year ended September 30, 2002. First Financial's net income increased by $59,000 in fiscal year 2003 compared to the year ended September 30, 2002.

Asset/Liability Management

Market Risk Analysis. The Banks, like many other financial institutions, are vulnerable to an increase in rates to the extent that interest-bearing liabilities generally mature or reprice more rapidly than interest-earning assets. Historically, the lending activities of savings institutions, such as First Financial, emphasized the origination of long-term, fixed rate loans secured by single-family residences, and the primary source of funds has been deposits with substantially shorter maturities. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, such an asset/liability mismatch is generally detrimental during periods of rising interest rates.

Historically, the lending activities of commercial banks, such as Citizens, emphasized the origination of short to intermediate variable rate loans, secured by various types of collateral that are more closely matched with the deposit maturities and repricing of interest-earning assets occurs closer to the same general time period.

To reduce the effect of interest rate changes on net interest income the Banks have adopted various strategies to enable them to improve matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include:

•	Originate one-to-four family residential mortgage loans with adjustable rate features or fixed rate loans with short maturities;

•	Lengthen the maturities of our liabilities when it would be cost effective through the pricing and promotion of higher rate certificates of deposit and utilization of FHLB advances or other borrowings;

•	Attract low cost checking and transaction accounts, which tend to be less interest rate sensitive when interest rates rise;

•	Maintain interest-bearing deposits, federal funds, and U.S. government securities with short to intermediate terms to maturities; and

•	Maintain an investment portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

The Banks also monitor their interest rate sensitivity through the use of a model, which estimates the change in its net portfolio value (“NPV”) in the event of a range of assumed changes in market interest rates. Net portfolio value is defined as the current market value of assets, less the current market value of liabilities, plus or minus the current value of off-balance sheet items. The change in NPV measures the Banks’ vulnerability to changes in interest rates by estimating the change in the market value of its assets, liabilities, and off-balance sheet items as a result of an instantaneous change in the general level of interest rates.

As market interest rates decrease, the average maturities of loans and investment securities shorten due to quicker prepayments, causing an increase in their value. Deposit accounts have only relatively minor movements in a declining interest rate environment since they are primarily short-term in nature, resulting in the value of deposits decreasing more quickly than the value of assets increase.

The NPV models used by the OTS and the FDIC have certain shortcomings. Based on the models, certain assumptions are made that may or may not actually reflect how actual yields and costs will react to market interest rates. For example, the NPV models assume that the makeup of the Banks’ interest rate sensitive assets and liabilities will remain constant over the period being measured. Thus, although using such models can be instructive in providing an indication of the Banks exposure to interest rate risk, the Banks cannot precisely forecast the effects of a change in market interest rates. Additionally, the results indicated by the models are likely to differ from actual results.

First Financial measures their interest rate risks, using the Office of Thrift Supervision NPV method. The OTS defines the sensitivity measure as the change in the NPV ratio with a 200 basis point shock. At September 30, 2003, if interest rates increased by 200 basis points, First Financial’s NPV ratio would be 14.2% based on a 197 basis point decrease in its NPV. Additionally, if interest rates decline by 100 basis points, First Financial’s NPV ratio would be 16.44% based on a 25 basis point increase in its NPV. Due to the abnormally low prevailing rate environment, the OTS does not currently provide NPV estimates for 200 basis point declines in interest rates.

The FDIC does not require a specific measurement tool for interest rate risk, but sets forth desirable interest rate risk management practices, including adequate risk measurement systems. Citizens measures its exposure to rate movements using a 200 up/down rate shock to determine 12-month impact on net interest margins for assets and liabilities repricing in one year. As of June 30, 2003, if rates increased 200 basis points, net interest margins would increase by 1.6%. If rates decreased 100 basis points, net interest margins would decline by 1.5%

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 and 2002

The Company's consolidated assets increased $20.6 million, or 13.5% to $173.6 million at September 30, 2003. The increase in total assets is primarily due to the growth of Citizens, whose total assets increased $12.7 million, an increase of 45.8% over the prior year. In addition, the Company's consolidated assets increased a net $3.7 million resulting from the issuance of $5.0 million of subordinated preferred securities, with $1.9 million of the proceeds being used for the purchase of Company stock. Consolidated interest-bearing assets increased $17.7 million. Investment securities increased $16.7 million, or 78.4%, and loans outstanding increased $4.3 million, or 3.8% These increases in interest-bearing assets were offset by decreases in interest-bearing demand accounts with banks of $1.8 million and investments in certificates of deposits totaling $2.3 million. Non-interest bearing assets increased by $2.9 million. The most significant increase in non-interest bearing assets was for the purchase of a 22.53% interest in Independence Bancorp of New Albany, Indiana (Independence) for $2.0 million.

Securities available-for-sale increased $14.4 million or 83.2% at September 30, 2003 to $31.7 million compared to $17.3 million at September 30, 2002. The Company increased its investment in securities backed by U.S. Government agencies by a net $13.4 million, which was offset by the sale of mortgage derivative securities totaling $2.5 million. Securities held-to-maturity increased by a net $2.2 million. The Company purchased $5.0 million of U.S. Government agency-backed bonds and $4.7 million of municipal bonds during fiscal year 2003, which was offset by the maturity of $4.0 million of U.S. Government agency bonds and $3.6 million in municipal bonds.

Loans receivable, net increased $4.3 million or 3.8% at September 30, 2003 to $117.7 million compared to $113.4 million at September 30, 2002. The increase of $4.3 million was due to a net increase in loans of $13.0 million for Citizens offset by a net decrease of $8.7 million in loans for First Financial. The net increase in loans for Citizens was primarily related to an increase in commercial loans and loans secured by real estate and reflect their continued growth in their market area. The decrease in net loans for First Financial was due to less demand in their market area plus the refinancing of loans that were placed with other lending institutions.

On December 31, 2002, the Company purchased a 22.53% interest in Independence Bancorp of New Albany ("Independence"), located in New Albany, Indiana for $2.0 million. This investment is being accounted for using the equity method of accounting.

Total interest-bearing liabilities increased $22.4 million or 17.7% at September 30, 2003 to $149.5 million compared to $126.9 million at September 30, 2002. The increase in interest-bearing liabilities was due to an increase of $19.7 million in deposits, an increase of $5.0 million in subordinated preferred securities, offset by a $2.3 million decrease in borrowings from the Federal Home Loan Bank. Deposits for Citizens increased $11.1 million and deposits for First Financial increased by $8.6 million. These increases in deposits reflect the competitively priced product lines within the local market areas for First Financial and Citizens. In March of 2003, the Company capitalized a trust, the Harrodsburg Statutory Trust I for $155,000. The Trust in a private pooled transaction issued $5.0 million of fixed/floating rate trust preferred securities ("the Preferred Securities"). The Preferred Securities bear an initial fixed interest rate of 6.40% from March 26, 2003 until March 26, 2008. After March 26, 2008, the interest rate will adjust quarterly based on the three-month LIBOR rate, plus 315 basis points. The Preferred Securities mature in 30 years, but the Company may redeem them in whole or in part after March 26, 2008.

Stockholders' equity decreased by $1.3 million to $20.8 million at September 30, 2003 compared to $22.1 million at September 30, 2002. The Company completed a Dutch Tender offering on June 30, 2003, which resulted in the purchase of 111,038 shares of its common stock at a total cost of $1.9 million. The total cost of common shares purchased by the Company in fiscal 2003 was $2.0 million. Additional decreases to stockholders' equity included dividends declared of $718,000 and a decrease in the net unrealized appreciation on investment securities available-for-sale for $121,000, which were offset in part by net income of $1.3 million, plus and increase of $230,000 due to the release of ESOP shares during fiscal year 2003.

Average Balances, Interest, and Average Yields

Net interest income is affected by (i) the difference (“interest rate spread”) between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Banks have traditionally used interest rate spreads as a measure of net interest income. Certificates of deposit constitute approximately 81.1% of the total deposits of the Banks at September 30, 2003 and generally pay higher rates of interest than core deposits. Certificates of deposits were 81.6% of total deposits at September 30, 2002. The emphasis on certificates of deposits may result in a higher average cost of deposits, which may adversely affect the interest rate spread. Another indication of an institution’s net interest income is its “net yield on interest-earning assets” which is net interest income divided by average interest-earning assets. The following table sets forth certain information relating to the average interest-earning assets and interest-bearing liabilities of the Banks and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, nonaccruing loans are included in the net loan category. Average balances are derived from month-end average balances. Management does not believe that the use of month-end average balances instead of average daily balances has caused any material difference in the information presented.

	Year Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans receivable	$114,993	$7,737	6.73%	$109,011	$8,099	7.42%
Investment securities and other[1]	39,792	937	2.35%	29,215	638	2.18%

Total interest-earning assets	154,785	8,674	5.60%	138,226	8,737	6.32%

Non-interest earning assets	8,367			6,571

Total assets	$163,152			$144,797

Interest-bearing liabilities:
Deposits	$133,551	4,092	3.06%	$115,540	4,632	4.01%
Borrowings	4,607	251	5.45%	3,625	109	3.01%

Total interest-bearing liabilities	138,158	4,343	3.14%	119,165	4,741	3.98%

Non-interest bearing liabilities:	2,615			1,691

Total liabilities	140,773			120,856
Minority interests	1,677			1,755
Stockholders’ equity	20,702			22,186

Total liabilities & stockholders’ equity	$163,152			$144,797

Net interest income		$4,331			$3,996

Interest rate spread [2]			2.46%			2.34%

Net yield on interest-earning assets[3]			2.80%			2.89%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.09%			116.00%

Rate/Volume Analysis

The following table below sets forth certain information regarding changes in interest income and interest expense of the Banks for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume). Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material difference in the information presented.

1 Includes interest-bearing overnight deposits and term deposits with FHLB.

2 Interest-rate spread represents the difference between the average yield on interest-earning assets cost of interest-bearing liabilities.

3 Net yield on interest-bearing assets represents net interest income as a percentage of average interest-earning assets.

	Year Ended September 30,
	2003 vs. 2002
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Net
	(In Thousands)
Interest-earning assets:
Loans receivable	$444	$(763)	$(43)	$(362)
Investment securities[4]	230	50	19	299

Total	$674	$(713)	$(24)	$(63)

Interest expense:
Deposits	$(722)	$1,098	$164	$540
Borrowings	(39)	88	(15)	(142)

Total	$(761)	$1,010	$149	$398

Net change in interest income	$(87)	$297	$125	$335

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2003 and 2002

Net Income

Net income increased by $637,000 or 92.2% for the year ended September 30, 2003 compared to the same period in 2002. Net interest income increased $774,000, non-interest income increased $448,000, and income tax expense decreased $805,000, which was offset by an increase in the provision for loan losses of $187,000, an increase of $427,000 in non-interest expense, plus an increase in the minority ownership's share of Citizens' operations totaling $337,000.

Net Interest Income

Net interest income increased $774,000 for the year ended September 30, 2003 to $4.3 million compared to $3.6 million for the same period in 2002. The increase in net interest income of $774,000 in the year ended September 30, 2003 compared to the same period in 2002 was due to a decrease in interest expense of $398,000, offset by a decrease in interest income of $63,000. Interest income in the 2003 period was $8.6 million with an average yield of 5.60% compared to $8.7 million with an average yield of 6.32% in the 2002 period. Interest expense in the 2003 period was $4.3 million with an average rate paid of 3.14% compared to $4.7 million with an average rate paid of 3.98% in the 2002 period.

4 Includes interest-earning overnight deposits and term deposits with FHLB of Cincinnati.

Interest Income

Interest income decreased $63,000 to $8.6 million, or 5.60% of average interest-earning assets for the year ended September 30, 2003 compared to $8.7 million, or 6.32% of average interest-earning assets for the same period in 2002. The decrease in interest income of $63,000 was due to the reduced yields earned in the year ended September 30, 2003 compared to the same period in 2002, offset in part by an increase in the average balance of interest-earning assets in 2003 compared to 2002. The average balance of interest-earning assets was $154.8 million for the year ended September 30, 2003 compared to $138.2 million for this same period in 2002.

Interest Expense

Interest expense decreased $398,000 to $4.3 million, or 3.14% of average interest-bearing liabilities for the year ended September 30, 2003 compared to $4.7 million, or 3.98% of average interest-bearing liabilities for the same period in 2002. The decrease in interest expense of $398,000 was due to the reduction in the rates paid on the average interest-bearing liabilities in the 2003 period compared to the same period in 2002, offset in part by an increase in the average balance of interest-bearing liabilities in 2003 compared to 2002. The average balance of interest-bearing liabilities was $138.2 million in the year ended September 30, 2003 compared to $119.2 million for the same period in 2002.

Provision for Loan Losses

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimate of the losses inherent in the portfolio based on:

•	Historical experience;

•	Volume;

•	Type of lending conducted by the Banks;

•	Industry standards;

•	The level and status of past due and non-performing loans;

•	The general economic conditions in the Bank's lending areas;

•	Other factors affecting the collectibility of the loans in the portfolio.

For the year ended September 30, 2003, the provision for loan losses increased by $187,000 to $428,000 compared to $241,000 for the same period in 2002. The provision in 2003 of $428,000 was related to the continued growth of Citizens' loan portfolio, which increased by a net $13.0 million during the year ended September 30, 2003. The loan portfolio for First Financial decreased by a net $8.7 million in this same period.

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income was $934,000 and $486,000 for the year ended September 30, 2003 and 2002, respectively. The significant increases include a gain of $118,000 from the sale of premises and equipment related to the sale by First Financial of branch facilities, which had been replaced by new facilities in 2001, plus income of $156,520 recognized on the equity basis of accounting for the Company's interest in Independence Bancorp of New Albany.

Non-Interest Expense

Non-interest expense increased $427,000, or 12.9% to $3.7 million for the year ended September 30, 2003 compared to $3.3 million for the same period in 2002. Other non-interest expense increased $219,000 due to a $130,000 increase in legal and accounting expenses incurred in connection with the investment in Independence Bancorp of New Albany, Indiana and increased costs pertaining to compliance with normal regulatory filings, write-off of $30,000 in core deposit intangible assets related to the Independence investment and $59,000 in costs associated with the growth of Citizens.

Income Tax Expense

For the year ended September 30, 2003, the Company's income tax benefit totaled $311,000 compared to an income tax expense of $494,000 for the year ended September 30, 2002. The income tax benefit of $311,000 is due to the elimination of the allowance of approximately $537,680 placed on the tax benefit of the prior year net operating losses of Citizens, plus the recognition of approximately $86,000 in tax benefits for Citizen's net operating loss in fiscal year 2003. The income tax expense for fiscal year 2002 is higher than the maximum corporate tax rate of 34% due to the tax benefit of Citizen's net operating loss being fully reserved at September 30, 2002.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it by First Financial and Citizens. The payment of cash dividends by the Banks on their common stocks is limited by regulations of the OTS and the FDIC, which are tied to their level of compliance with their regulatory capital requirements.

The Bank’s primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings, such as Federal Funds purchased or the issuance of subordinated preferred securities. At September 30, 2003, First Financial had $1.0 million in advances from the FHLB, and Citizens had $1.7 million in advances from the FHLB. First Financial and Citizens utilize FHLB borrowings during periods when management believes that such borrowings provide a lower cost source of funds at a lower cost than deposit accounts, and when they desire liquidity in order to help expand the loan portfolio. In addition, the Company had $5.0 million in subordinated preferred securities outstanding at September 30, 2003.

The Company’s operating activities produced positive cash flows for the fiscal years ended September 30, 2003 and 2002. Net cash from operating activities for 2003 totaled $1.0 million, as compared to $952,000 for 2002. The increase in operating cash flows in year 2003 results primarily from increased non-cash loan loss provisions.

Net cash used by investing activities for 2003 totaled $21.7 million, as compared to $18.5 million for 2002.

Net cash from financing activities for the year ended September 30, 2003 totaled $19.6 million, as compared to $16.4 million for 2002.

The Bank's most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At September 30, 2003 and 2002, cash and cash equivalents totaled $8.5 million and $9.6 million, respectively.

At September 30, 2003, the Banks had $68.7 million in certificates of deposits due within one year and $39.8 million due between one and three years. Management believes, based on past experience, that the Banks will retain much of the deposits or replace them with new deposits or borrowings. At September 30, 2003, the Banks had $1.7 million in outstanding commitments to originate mortgages. The Banks intend to fund these commitments with short-term investments and proceeds from loan repayments.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

New Accounting Pronouncements

The FASB recently adopted SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF Issue No. 94-3. This statement also established that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that reinitiated after December 31, 2002. There was no material impact on our financial condition or results of operation as a result of adopting SFAS No. 146.

The FASB recently adopted SFAS No. 147, “Acquisition of Certain Financial Institutions.” This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 when a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This statement was effective October 1, 2002. There was no material impact on our financial condition or results of operation as a result of adopting SFAS No. 147.

The FASB recently adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 128.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002. There was no material impact on our financial conditions or results of operation as a result of adopting SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for periods ending after December 15, 2002. Adoption of the requirements of FIN 45 is not expected to have material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. The objective of this Statement is to require issuers to classify as liabilities (or assets in come circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments of a nonpublic company. For these instruments, this Statement is effective for existing or new contracts for fiscal periods beginning after December 25, 2003. Adoption of this Standard is not expected to have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Qualifying Special Purpose Entities (QSOE) are exempt from the consolidation requirements of FIN 46. This Interpretation is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. This Interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. Adoption of this interpretation is not expected to have a material effect on our financial statements.

Item 7. Financial Statements

Independent Accountants’ Report

Board of Directors

Harrodsburg First Financial Bancorp, Inc.

Harrodsburg, Kentucky

We have audited the accompanying consolidated balance sheets of Harrodsburg First Financial Bancorp, Inc. (Company) as of September 30, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of September 30, 2002, were audited by other accountants whose report dated October 24, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Harrodsburg First Financial Bancorp, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

November 7, 2003

Harrodsburg First Financial Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2003 and 2002

Assets

	2003	2002
Cash and due from banks	$2,027,407	$1,337,830
Interest-bearing demand deposits	6,028,852	7,799,846
Federal funds sold	482,000	418,000

Cash and cash equivalents	8,538,259	9,555,676

Interest-bearing deposits	596,000	2,892,000
Available-for-sale securities	31,689,002	17,275,431
Held-to-maturity securities	4,404,376	2,221,053
Loans, net of allowance for loan losses of $1,006,286 and $632,024 at September 30, 2003 and 2002	117,655,048	113,351,935
Premises and equipment	2,171,449	1,838,733
Federal Home Loan Bank (FHLB) stock	1,945,800	1,831,400
Interest receivable	770,806	667,290
Cash surrender value of life insurance	2,825,948	2,646,941
Equity method investment	2,135,346	—
Goodwill	356,064	—
Other	521,327	771,579

	165,071,166	143,496,362

Total assets	$173,609,425	$153,052,038

Liabilities and Stockholders’ Equity

	2003	2002
Liabilities
Deposits
Demand	$2,087,734	$1,287,642
Savings, NOW and money market	24,692,763	21,161,270
Time	114,964,394	99,471,559

Total deposits	141,744,891	121,920,471

FHLB advances	2,706,669	5,000,000
Trust preferred securities	5,000,000	—
Deferred income taxes	1,113,684	1,727,493
Interest payable and other liabilities	507,638	676,164

	9,327,991	7,403,657

Total liabilities	151,072,882	129,324,128

Commitments and Contingencies	—	—

Minority Interests	1,764,484	1,661,699

Stockholders’ Equity
Common stock, $0.10 par value; authorized 5,000,000 shares; issued and outstanding 2003 – 1,222,978 shares, 2002 – 1,339,916 shares	218,213	218,213
Additional paid-in capital	21,314,754	21,283,692
Retained earnings	11,491,935	10,906,419
Unearned ESOP compensation	(621,862)	(824,615)
Accumulated other comprehensive income	2,746,618	2,867,743
Treasury stock, at cost
Common; 2003 – 959,147 shares, 2002 – 842,909 shares	(14,377,599)	(12,385,241)

Total stockholders’ equity	20,772,059	22,066,211

Total liabilities and stockholders’ equity	$173,609,425	$153,052,038

See Notes to Consolidated Financial Statements

Harrodsburg First Financial Bancorp, Inc.

Consolidated Statements of Income

Years Ended September 30, 2003 and 2002

	2003	2002
Interest and Dividend Income
Loans	$7,736,787	$8,098,706
Securities	639,297	184,703
Federal funds sold	31,528	93,505
Dividends	154,548	151,021
Deposits with financial institutions	111,838	208,819

Total interest and dividend income	8,673,998	8,736,754

Interest Expenses
Deposits	4,091,899	4,631,824
FHLB advances	81,209	108,948
Other	169,542	—

Total interest expenses	4,342,650	4,740,772

Net Interest Income	4,331,348	3,995,982

Provision for Loan Losses	428,200	241,400

Net Interest Income after Provision for Loan Losses	3,903,148	3,754,582

Noninterest Income
Loan and other customer service fees	397,593	295,260
Earnings of equity method investee	156,520	—
Gain on sale of premises and equipment	114,551	—
Increase in cash surrender value of life insurance	179,007	146,941
Realized gains on sales of available-for-sale securities	42,865	—
Other	43,164	44,482

Total noninterest income	933,700	486,683

	2003	2002
Noninterest Expenses
Salaries and employee benefits	$1,932,586	$1,832,063
Net occupancy expense	363,001	327,856
Data processing fees	384,195	308,911
Professional fees	204,113	120,765
Marketing expense	105,225	83,118
State franchise tax	155,232	150,763
Other	588,683	482,825

Total noninterest expenses	3,733,035	3,306,301

Income before Income Tax	1,103,813	934,964

Provision (Credit) for Income Taxes	(310,868)	493,877

Net Income before Minority Interest	1,414,681	441,087

Minority Interest in Net Income (Loss)	107,956	(228,780)

Net Income	$1,306,725	$669,867

Basic Earnings per Share	$1.05	$.54

Diluted Earnings per Share	$1.05	$.54

See Notes to Consolidated Financial Statements

Harrodsburg First Financial Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance, October 1, 2001	1,344,166	$218,213	$21,237,991	$10,978,953	$(1,053,323)	$3,257,257	$(12,333,701)	$22,305,390

Comprehensive income
Net income		—	—	669,867	—	—	—	669,867
Change in unrealized depreciation on available-for-sale securities, net of taxes		—	—	—	—	(389,514)	—	(389,514)

Total comprehensive income								280,353

Dividends on common stock, $.60 per share		—	—	(742,401)	—	—	—	(742,401)
Purchase of stock (4,250 shares)	(4,250)	—	—	—	—	—	(51,540)	(51,540)
Decrease in ownership of subsidiary		—	3,639	—	—	—		3,639
ESOP shares earned	—	—	42,062	—	228,708	—	—	270,770

Balance, September 30, 2002	1,339,916	218,213	21,283,692	10,906,419	(824,615)	2,867,743	(12,385,241)	22,066,211

Comprehensive income
Net income		—	—	1,306,725	—	—	—	1,306,725
Change in unrealized depreciation on available-for-sale securities, net of taxes		—	—	—	—	(121,125)	—	(121,125)

Total comprehensive income								1,185,600

Dividends on common stock, $.60 per share		—	—	(717,621)	—	—	—	(717,621)
Purchase of stock (116,938 shares)	(116,938)	—	—	—	—	—	(1,992,358)	(1,992,358)
ESOP shares earned	—	—	31,062	(3,588)	202,753	—	—	230,227

Balance, September 30, 2003	1,222,978	$218,213	$21,314,754	$11,491,935	$(621,862)	$2,746,618	$(14,377,599)	$20,772,059

See Notes to Consolidated Financial Statements

Harrodsburg First Financial Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended September 30, 2003 and 2002

	2003	2002
Operating Activities
Net income	$1,306,725	$669,867
Items not requiring (providing) cash
Depreciation and amortization	220,680	152,950
Provision for loan losses	428,200	241,400
ESOP compensation	230,227	123,890
Amortization of premiums and discounts on securities	309,092	22,478
Minority interest income (loss)	107,956	(228,780)
Deferred income taxes	(551,411)	(366,714)
FHLB stock dividend	(77,100)	(84,500)
Increase in equity investment of subsidiary	(156,519)	—
Amortization of loan fees	(185,104)	(137,661)
Gain on sale of foreclosed assets	(4,839)	—
Net realized gains on available-for-sale securities	(42,865)	—
(Gain) loss on sale of premises and equipment	(114,551)	2,191
Changes in
Interest receivable	(103,516)	63,210
Other assets	(214,962)	(51,974)
Interest payable and other liabilities	(133,447)	545,803

Net cash provided by operating activities	1,018,566	952,160

Investing Activities
Net change in interest-bearing deposits	2,296,000	(2,792,000)
Investment in subsidiary	(2,000,000)	—
Purchases of available-for-sale securities	(37,670,548)	(24,168,355)
Proceeds from maturities of available-for-sale securities	6,379,817	270,340
Proceeds from the sales of available-for-sale securities	16,433,078	18,546,073
Purchases of held-to-maturity securities	(9,728,990)	(2,508,125)
Proceeds from maturities of held-to-maturity securities	7,540,000	3,500,000
Net change in loans	(4,323,425)	(9,100,453)
Purchase of premises and equipment	(631,154)	(96,943)
Proceeds from sales of premises and equipment	1,000	—
Purchase of Federal Home Loan Bank stock	(37,300)	(41,100)
Additions to foreclosed assets	—	(41,030)
Proceeds from sale of foreclosed assets	238,517	534,431
Purchase of life insurance	—	(2,500,000)
Increase in cash value of life insurance	(179,007)	(146,941)

Net cash used in investing activities	(21,682,012)	(18,544,103)

	2003	2002
Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$4,331,584	$4,254,192
Net increase in certificates of deposit	15,492,836	14,704,813
Issuance of trust preferred securities	4,860,000	—
Proceeds from FHLB advances	1,723,569	13,500,000
Repayment of FHLB advances	(4,016,900)	(15,500,000)
Purchase of treasury stock	(1,992,358)	(51,540)
Dividends paid	(752,702)	(742,401)
Minority interest	—	186,707

Net cash provided by financing activities	19,646,029	16,351,771

Decrease in Cash and Cash Equivalents	(1,017,417)	(1,240,172)

Cash and Cash Equivalents, Beginning of Year	9,555,676	10,795,848

Cash and Cash Equivalents, End of Year	$8,538,259	$9,555,676

Supplemental Cash Flows Information

Interest paid	$4,310,976	$4,739,418

Income taxes paid (net of refunds)	$457,844	$683,754

Sale and financing of foreclosed assets	$68,430	$263,366

Real estate acquired in settlement of loans	$69,422	$726,087

Sale and financing of property and equipment	$223,775	$0

See Notes to Consolidated Financial Statements

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Harrodsburg First Financial Bancorp, Inc. (Company) is a holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, First Financial Bank and Harrodsburg Statutory Trust I (Trust) and its majority-owned subsidiary, Citizens Financial Bank, Inc. First Financial Bank and Citizens Financial Bank, Inc. (Banks) are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Kentucky. The Banks are subject to competition from other financial institutions and are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Banks and the Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Securities

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell, but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss unless the loan is well-secured and in the process of collection.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula.

Goodwill

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Treasury Stock

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Stock Options

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

At September 30, 2003, the Company has a stock-based employee compensation plan (Plan), which is described more fully in Note 13. The Company accounts for this Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

	2003	2002
Net income, as reported	$1,306,725	$669,867
Less total stock-based employee compensation cost determined under the fair value based method, net of income taxes	23,785	6,655

Pro forma net income	$1,282,940	$663,212

Earnings per share
Basic, as reported	$1.05	$.54

Basic, pro forma	$1.03	$.53

Diluted, as reported	$1.05	$.54

Diluted, pro forma	$1.03	$.53

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the consolidated financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with First Financial Bank. Citizens Financial Bank files a separate federal income tax return.

Earnings per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares have been excluded from the computation of average shares outstanding.

Reclassifications

Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 consolidated financial statement presentation. These reclassifications had no effect on net income.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Note 2: Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale Securities
September 30, 2003
U. S. government agencies	$6,207,054	$26,392	$(24,332)	$6,209,114
Mortgage-backed securities	21,261,322	246,899	(63,890)	21,444,331
Equity securities	75,482	3,960,075	—	4,035,557

	$27,543,858	$4,233,366	$(88,222)	$31,689,002

September 30, 2002
U. S. government agencies	$4,920,934	$12,023	$670	$4,932,287
Mortgage-backed securities	7,928,933	104,992	—	8,033,925
Equity securities	75,482	4,233,737	—	4,309,219

	$12,925,349	$4,350,752	$670	$17,275,431

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Held-to-maturity Securities
September 30, 2003
U. S. government agencies	$3,002,011	$36,079	$—	$3,038,090
State and political subdivisions	1,402,365	43,061	(12,983)	1,432,443

	$4,404,376	$79,140	$(12,983)	$4,470,533

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2002
U. S. government agencies	$2,007,209	$27,181	$—	$2,034,390
State and political subdivisions	213,844	12,885	—	226,729

	$2,221,053	$40,066	$0	$2,261,119

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$605,341	$612,375	$64,993	$66,027
One to five years	756,039	764,296	—	—
Five to 10 years	4,845,674	4,832,443	2,002,011	2,018,770
After 10 years	—	—	2,337,372	2,385,736
Mortgage-backed securities	21,261,322	21,444,331	—	—
Equity securities	75,482	4,035,557	—	—

	$27,543,858	$31,689,002	$4,404,376	$4,470,533

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $612,375 and $4,932,287 at September 30, 2003 and 2002, respectively.

Gross gains of $47,772 and $0 and gross losses of $4,907 and $0 resulting from sales of available-for-sale securities were realized for 2003 and 2002, respectively.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Note 3: Loans and Allowance for Loan Losses

Categories of loans at September 30, include:

	2003	2002
One to four residential properties	$72,075,056	$74,436,747
Multi-family residential properties	2,220,215	2,418,612
Commercial properties	14,317,007	14,216,970
Construction	19,615,923	5,433,353
Agriculture	4,602,221	7,283,115
Consumer loans
Home equity	1,923,028	2,665,705
Home improvement and personal	233,059	2,177,443
Auto loans	946,057	770,570
Commercial	2,685,063	4,278,982
Loans secured by savings deposits	533,180	741,407

Total loans	119,150,809	114,422,904

Less
Net deferred loan fees	489,475	438,945
Allowance for loan losses	1,006,286	632,024

Net loans	$117,655,048	$113,351,935

Activity in the allowance for loan losses was as follows:

	2003	2002
Balance, beginning of year	$632,024	$411,000
Provision charged to expense	428,200	241,400
Losses charged off, net of recoveries of $3,216 for 2003 and $100 for 2002	(53,938)	(20,376)

Balance, end of year	$1,006,286	$632,024

Impaired loans totaled $425,958 and $0 at September 30, 2003 and 2002, respectively. An allowance for loan losses of $64,504 and $0 relates to impaired loans of $425,958 and $0, at September 30, 2003 and 2002, respectively.

Interest of $14,876 and $0 was recognized on average impaired loans of $213,962 and $0 for 2003 and 2002, respectively. Interest of $14,619 and $0 was recognized on impaired loans on a cash basis during 2003 and 2002, respectively.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

At September 30, 2003 and 2002, accruing loans delinquent 90 days or more totaled approximately $409,892 and $334,000, respectively. Non-accruing loans at September 30, 2003 and 2002, were approximately $425,240 and $41,000, respectively.

Note 4: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2003	2002
Land	$664,603	$391,520
Buildings and improvements	1,087,629	1,248,513
Construction in progress	150,451	—
Furniture, fixtures and equipment	1,345,122	1,293,223

	3,247,805	2,933,256
Less accumulated depreciation	1,076,356	1,094,523

Net premises and equipment	$2,171,449	$1,838,733

Note 5: Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $30,952,678 and $23,488,331 on September 30, 2003 and 2002, respectively.

At September 30, 2003, the scheduled maturities of time deposits are as follows:

2004	$68,707,839
2005	29,606,240
2006	6,243,315
2007	3,909,000
2008	6,498,000

$114,964,394

Note 6: Long-term Debt

Long-term debt consisted of the following components:

	2003	2002
FHLB advances	$2,706,669	$5,000,000

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The FHLB advances are secured by mortgage loans totaling $3,383,336 and $13,750,000 at September 30, 2003 and 2002, respectively. Advances, at interest rates from 2.64% to 5.94% are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of FHLB borrowings at September 30, 2003, were:

2004	$80,859
2005	77,872
2006	81,085
2007	84,434
2008	105,849
Thereafter	2,276,570

$2,706,669

Note 7: Income Taxes

The provision (credit) for income taxes includes these components:

	2003	2002
Taxes currently payable	$237,285	$467,936
Deferred income taxes	(548,153)	25,941

Income tax expense (credit)	$(310,868)	$493,877

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2003	2002
Computed at the statutory rate (34%)	$338,591	$395,673
Increase (decrease) resulting from
Tax exempt interest	(23,834)	(3,473)
Nondeductible expenses	4,037	3,094
Basis in subsidiaries differences	—	(43,975)
Increase in cash surrender value of life insurance	(60,862)	—
Changes in the deferred tax asset valuation allowance	(537,680)	174,362
Other	(31,120)	(31,804)

Actual tax expense (credit)	$(310,868)	$493,877

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2003	2002
Deferred tax assets
Allowance for loan losses	$317,788	$196,807
Basis differential in equity method investment	36,532	125,843
ESOP liability	77,830	80,677
Organization and start-up costs	102,350	138,474
Deferred loan fees	160,703	149,127
Net operating loss carryover and charitable contributions	226,890	216,760

Total deferred tax assets	922,093	907,688

Deferred tax liabilities
Depreciation	155,458	145,261
Section 481 adjustment for bad debt recapture	32,411	64,822
FHLB stock	438,396	412,250
Unrealized gains on available-for-sale securities	1,409,512	1,475,168

	2,035,777	2,097,501

Net deferred tax liability before valuation allowance	(1,113,684)	(1,189,813)

	2003	2002
Valuation allowance
Beginning balance	$(537,680)	$(237,475)
(Increase) decrease during the period	537,680	(300,205)

Ending balance	0	(537,680)

Net deferred tax liability	$(1,113,684)	$(1,727,493)

In the past, the Company established a valuation allowance for the deferred tax asset as it was not more likely than not that the Company would realize the benefit of the deferred tax asset. Now the Company has determined that it is more likely than not that the Company will realize the benefit of the deferred tax asset and, therefore, has reversed the valuation allowance.

As of September 30, 2003, the Citizens Financial Bank had approximately $663,176 of net operating losses which will begin to expire in the fiscal year ended 2021.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Note 8: Other Comprehensive Loss

Other comprehensive loss components and related taxes were as follows:

	2003	2002
Unrealized losses on available-for-sale securities	$(140,658)	$(590,173)
Less reclassification adjustment for realized gains included in income	(42,865)	—

Other comprehensive loss, before tax effect	(183,523)	(590,173)
Tax benefit	(62,398)	(200,659)

Other comprehensive loss	$(121,125)	$(389,514)

Note 9: Regulatory Matters

The Company’s subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Company’s subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

First Financial Bank’s actual capital and its statutory required capital levels at September 30, 2003 and 2002, are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003
Tier I risk based capital	$14,064	20.6%	$4,948	4.0%	$7,422	6.0%
Tangible capital	$14,064	11.4%	$1,855	1.5%	N/A	N/A
Total risk based capital	$14,454	21.1%	$5,469	8.0%	$6,836	10.0%
Leverage capital	$14,064	11.4%	N/A	N/A	$6,185	5.0%

As of September 30, 2002
Tier I risk based capital	$14,102	20.6%	$2,745	4.0%	$4,118	6.0%
Tangible capital	$14,102	11.7%	$1,813	1.5%	N/A	N/A
Total risk based capital	$14,485	21.1%	$5,491	8.0%	$6,863	10.0%
Leverage capital	$14,102	11.7%	N/A	N/A	$6,043	5.0%

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to this requirement, OTS adopted final rules based upon FDICIA’s five capital tiers. The rules provide that a savings bank is “well capitalized” if its total risk-based capital ratio is 10% or greater, it’s Tier I risk-based capital ratio is 6% or greater, its leverage is 5% or greater and the institution is not subject to a capital directive. Under this regulation, First Financial Bank was deemed to be “well capitalized” as of September 30, 2003 and 2002, based upon the most recent notifications from its regulators. There are no conditions or events since those notifications from its regulators. There are no conditions or events since those notifications that management believed would change its classifications.

Citizens Financial Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003
Total capital (to risk-weighted assets)	$3,992	12.0%	$2,654	8.0%	$3,318	10.0%
Tier I capital (to risk-weighted assets)	$3,598	10.8%	$1,327	4.0%	$1,991	6.0%
Tier I capital (to average assets)	$3,598	9.0%	$1,598	4.0%	$1,997	5.0%

As of September 30, 2002
Total capital (to risk-weighted assets)	$3,994	19.7%	$1,623	8.0%	$2,030	10.0%
Tier I capital (to risk-weighted assets)	$3,752	18.5%	$812	4.0%	$1,218	6.0%
Tier I capital (to average assets)	$3,752	19.7%	$1,038	4.0%	$1,297	5.0%

Quantitative measures established by regulation to ensure capital adequacy require Citizens Financial Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and Tier I capital to adjusted total assets (as defined). Management believes, as of September 30, 2003, that Citizens Financial Bank meets all the capital adequacy requirements to which it is subject.

As of September 30, 2003, the most recent notification form the Federal Deposit Insurance Corporation (FDIC) categorized Citizens Financial Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth above. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Citizens Financial Bank has entered into a Memorandum of Understanding (MOU) between it, the Kentucky Department of Financial Institutions (KDFI) and the FDIC. The MOU requires Citizens Financial Bank to utilize its financial and managerial resources to ensure that weaknesses are addressed and compliance achieved with any formal or informal supervisory actions between Citizens Financial Bank, KDFI and the FDIC. Pursuant to the understanding, Citizens may not increase its total assets by more than 5% during any consecutive three-month period unless first providing at least 30 days advance written notice to the KDFI and the FDIC.

Additional provisions of the agreement are as follows:

•	Citizens is required to formulate a written plan of action for reducing the principal balance of substandard loans greater than $100,000 and submit monthly progress reports to the board of directors.

•	Improve loan documentation.

•	Review and amend the loan policy.

•	Enhance its loan review function.

•	Maintain Tier I capital at a level at or exceeding 8% of the Bank’s total assets.

•	Formulate and implement a written profit plan.

•	Formulate and implement a long range planning process.

•	Review the allowance for loan and lease losses for adequacy.

•	Provide quarterly progress reports to the KDFI and the FDIC.

Note 10: Related-party Transactions

Loans to executive officers and directors, including loans to affiliated companies of which executive officers and directors are principal owners, and loans to members of the immediate family of such persons at September 30, 2003 and 2002, are summarized as follows:

	2003	2002
Balance at beginning of period	$923,012	$321,059
Additions during the year	553,812	758,719
Repayments	(158,393)	(156,766)

Balance at end of period	$1,318,431	$923,012

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Deposits from related parties held by the Banks at September 30, 2003 and 2002, totaled approximately $2,723,075 and $3,326,000, respectively.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Note 11: Trust Preferred Securities

On March 17, 2003, the Company and the Trust entered into an Underwriting Agreement with FTN Financial Capital Market and Keefe, Bruyette and Woods, Inc. for themselves and as co-representatives for several other underwriters (Underwriting Agreement). On March 26, 2003, and pursuant to the Underwriting Agreement, the Trust issued 5,000 6.4% Cumulative Trust Preferred Securities (liquidation amount $1,000 per Preferred Security) (Preferred Securities) with an aggregate liquidation value of $5,000,000. The proceeds from the sale of the Preferred Securities were invested by the Trust in the Company’s 6.4% Junior Subordinated Debentures due March 26, 2003, (Debentures). The proceeds from the issuance of the Debentures were used by the Company to repurchase approximately 111,000 shares of Company stock. The Preferred Securities are recorded as borrowings in the Company’s consolidated September 30, 2003, balance sheet. Issuance costs are being amortized over the life of the Preferred Securities. Distributions are paid quarterly on March 26, June 26, September 26 and December 26 of each year. The Debentures will mature and the Preferred Securities must be redeemed on March 26, 2033. The Trust has the option of shortening the maturity date to a date not earlier than March 26, 2008, requiring prior approval of the board of governors of the Federal Reserve System.

Note 12: Employee Benefits

First Financial Bank maintains a dormant noncontributory defined benefit pension plan (Pension Trust). The multi-employer pension plan covers all full-time employees with one year of service who have attained the age of 21. There was no pension expense for the years ended September 30, 2003 and 2002.

Also, First Financial Bank has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Bank matching 25% of the employee’s contribution on the first 1.5% of the employee’s compensation. Employer contributions charged to expense for 2003 and 2002 were $13,824 and $13,980, respectively.

Citizens Financial Bank maintains a Simple 401(k) plan covering substantially all employees. Employees may contribute up to 15% of their compensation with the Citizens Financial Bank matching the employee’s contribution on the first 3% of the employee’s compensation. Employer contributions charged to expense for 2003 and 2002, were approximately $11,000 and $10,000, respectively.

As part of the conversion, in 1995 the Company established an ESOP covering substantially all employees of the First Financial Bank. The ESOP acquired 174,570 shares of Company common stock at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, $1,745,700 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to reduce the Bank’s obligation to repay the loan and are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions are made to the ESOP.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

ESOP expense for the years ended December 30, 2003 and 2002, was $181,825 and $123,890, respectively.

	2003	2002
Allocated shares	$92,109	$69,239
Shares released for allocation	20,276	22,870
Unearned shares	62,185	82,461

Total ESOP shares	$174,570	$174,570

Fair value of unearned shares at September 30	$1,276,011	$915,317

First Financial Bank is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. At September 30, 2003, the fair value of the 108,864 allocated shares held by the ESOP is $2,181,517.

On January 21, 1997, the stockholders of the Company approved the establishment of the First Federal Savings Bank of Harrodsburg Restricted Stock Plan (RSP). The objective of the RSP is to enable the Banks to attract and retain personnel of experience and ability in key positions of responsibility. Those eligible to receive benefits under the RSP will be such employees as selected by members of a committee appointed by the Company’s board of directors. The RSP is a non-qualified plan that is managed through a separate trust. The Banks can contribute sufficient funds to the RSP Trust for the purchase of up to 85,000 shares of common stock. Awards made to employees will vest 20% on each anniversary date of the award. Shares will be held by the trustee and are voted by the RSP trustee as directed by the participant for those shares earned or by the committee for those shares held but unearned or unawarded. Any assets of the trust are subject to the general creditors of the Company. All shares awarded vest immediately in the case of a participant’s death, disability or upon a change in control of the Company. The Company intends to expense RSP awards over the years during which the shares are payable, based on the fair market value of the common stock at the date of the grant to the employee. As of September 30, 2003, no awards had been made under the RSP.

Note 13: Stock Option Plan

The Company has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 200,000 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is 10 years.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

A summary of the status of the plan at September 30, 2003 and 2002, and changes during the years then ended is presented below:

	2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	185,000	$16.34	185,000	$16.34
Granted	15,000	16.50	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding, end of year	200,000	$16.35	185,000	$16.34

Options exercisable, end of year	187,000		184,000

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

	2003	2002
Dividend yields	2.4%	2.4%
Volatility factors of expected market price of common stock	27.83%	.03%
Risk-free interest rates	1.37%	5.3%
Expected life of options	10 years	10 years
Weighted-average fair value of options granted during the year	$5.71	$0

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

The following table summarizes information about stock options under the plan outstanding at September 30, 2003:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$16.50	175,000	three years	$16.50	175,000	$16.50
$13.50	10,000	eight years	$13.50	9,000	$13.50
$16.50	15,000	nine years	$16.50	15,000	$16.50

Note 14: Earnings per Share

Earnings per share (EPS) were computed as follows:

	Year Ended September 30, 2003
	Income	Weighted- average Shares	Per Share Amount
Net income	$1,306,725	1,244,074
Basic earnings per share
Income available to common stockholders			$1.05

Effect of dilutive securities
Stock options	—	500

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,306,725	1,244,574	$1.05

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

	Year Ended September 30, 2002
	Income	Weighted- average Shares	Per Share Amount
Net income	$669,867	1,325,832

Basic earnings per share
Income available to common stockholders			$.51

Effect of dilutive securities
Stock options	—	—

Diluted earnings per share
Income available to common stockholders and assumed conversions	$669,867	1,325,832	$.51

Note 15: Equity Method Investment

In 2003, the Company acquired 22.5% of the outstanding shares of Independence Bancorp for a total cost $2,000,000, which was paid in cash. The Company has recorded its investment using the equity method, and accordingly, recognizes its proportionate share of the earnings of the investee. The excess of the purchase price over the underlying equity in net assets of $281,155 was recognized as a core deposit intangible and is being amortized straight-line over a seven-year life

The carrying basis and accumulated amortization of recognized intangible assets at September 30, 2003 and 2002, were:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposits	$281,255	$30,134	$—	$—

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Amortization expense for the years ended September 30, 2003 and 2002, was $30,124 and $0, respectively. Estimated amortization expense for each of the following five years is:

2004	$40,179
2005	40,179
2006	40,179
2007	40,179
2008	110,179

$270,895

Note 16: Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	September 30, 2003		September 30, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$8,538,259	$8,538,259	$9,555,676	$9,555,676
Interest-bearing deposits	$596,000	$596,000	$2,892,000	$2,892,000
Available-for-sale securities	$31,689,002	$31,689,002	$17,275,431	$17,275,431
Held-to-maturity securities	$4,404,376	$4,470,533	$2,221,053	$2,261,119
Loans, net of allowance for loan losses	$117,655,048	$121,870,450	$113,351,935	$113,769,631
FHLB stock	$1,945,800	$1,945,800	$1,831,400	$1,831,400
Interest receivable	$770,806	$770,806	$667,290	$667,290
Cash surrender value of life insurance	$2,825,948	$2,825,948	$2,646,941	$2,646,941

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

	September 30, 2003		September 30, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Deposits	$141,744,891	$142,902,598	$121,920,471	$122,752,276
FHLB advances	$2,706,669	$2,706,669	$5,000,000	$5,000,000
Subordinated indentures	$5,000,000	$5,000,000	—	—
Interest payable	$93,926	$93,926	$89,492	$89,492
Commitments to originate loans	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Interest-bearing Deposits, Federal Home Loan Bank Stock and Cash Surrender Value of Life Insurance

The carrying amount approximates fair value.

Securities

Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Short-term Borrowings, Federal Home Loan Bank Advances, Interest Payable and Advances from Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

Long-term Debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 17: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the note on commitments and credit risk.

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

At September 30, 2003 and 2002, the Banks had outstanding commitments to originate loans aggregating approximately $832,300 and $3,161,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $502,200 and $222,599 at September 30, 2003 and 2002, respectively, with the remainder at floating market rates.

Letters of Credit

Letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Banks had total outstanding letters of credit amounting to $26,651 and $0, at September 30, 2003 and 2002, respectively, with one year term.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At September 30, 2003, the Banks had granted unused lines of credit to borrowers aggregating approximately $5,383,000 and $5,313,000, respectively.

Note 18: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of September 30.

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Condensed Balance Sheets

	2003	2002
Assets
Cash and due from banks	$306,690	$1,627,914
Investment in common stock of subsidiaries	21,228,868	19,210,931
Available-for-sale securities	2,947,267	—
Note receivable	982,586	1,147,189
Goodwill	356,064	356,064
Debt issuance costs, net of accumulated amortization	137,667	—
Other assets	179,810	132,806

Total assets	$26,138,952	$22,474,904

Liabilities
Trust preferred securities	$5,000,000	$—
Dividends payable	366,893	401,975
Other liabilities	—	6,718

Total liabilities	5,366,893	408,693
Stockholders’ equity	20,772,059	22,066,211

Total liabilities and stockholders’ equity	$26,138,952	$22,474,904

Condensed Statements of Income

	2003	2002
Income
Dividends from subsidiaries	$1,500,000	$—
Other income	97,837	81,622

Total income	1,597,837	81,622

Expenses
Interest expense	169,542	—
Amortization of core deposit intangibles and debt issuance costs	32,468	—
Other expenses	197,029	107,809

Total expenses	399,039	107,809

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

Income (Loss) Before Income Tax and Equity in Undistributed Income of Subsidiaries	1,198,798	(26,187)
Income Tax Benefit	(216,561)	(8,904)

Income (Loss) Before Equity in Undistributed Income of Subsidiaries	1,415,359	(17,283)
Equity in Undistributed Income of Subsidiaries	(108,634)	687,150

Net Income	$1,306,725	$669,867

Condensed Statements of Cash Flows

	2003	2002
Operating Activities
Net income	$1,306,725	$669,867
Items not requiring (providing) cash
Amortization expense	32,468	—
Amortization of premiums on securities	59,430	—
Undistributed earnings of subsidiary	108,634	(687,150)
Changes in:
Other assets	39,369	239,977
Other liabilities	(6,720)	609

Net cash provided by investing activities	1,539,906	223,303

Investing Activities
Repayment of note receivable	164,603	224,089
Proceeds from sales of available-for-sale securities	4,151,794	—
Purchase of available-for-sale securities	(7,161,333)	—
Investment in subsidiary	(2,000,000)	—

Net cash provided by (used in) investing activities	(4,844,936)	(1,008,435)

Financing Activities
Issuance of trust preferred securities	4,860,000	—
Purchase of treasury stock	(1,992,358)	(51,540)
Dividends paid	(883,836)	(1,008,435)

Net cash provided by (used in) financing activities	1,983,806	(1,008,435)

Harrodsburg First Financial Bancorp, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 and 2002

	2003	2002
Net Change in Cash and Cash Equivalents	(1,321,224)	(612,583)

Cash and Cash Equivalents at Beginning of Year	1,627,914	2,240,497

Cash and Cash Equivalents at End of Year	$306,690	$1,627,914

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 1, 2003, the Registrant’s independent public accountants for the year ended September 30, 2003, EKW & Associates, llp merged with the public accounting firm of BKD, LLP.

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

On June 23, 2003, the Company adopted a Code of Conduct for its Principal Executive Officer and Senior Financial Officer (the “Code of Conduct”). The Code of Conduct is available free of charge by writing to the Secretary of the Company at 104 South Chiles Street, Harrodsburg, Kentucky, 40330-1620.

Section 16(A) Beneficial Ownership Reporting

Section 16(a) of the 1934 Act requires the Company’s directors and executive officers to file reports of ownership and changes in ownership of their equity securities of the Company with the Securities and Exchange Commission and to furnish the Company with copies of such reports. To the best of the Company’s knowledge, all of the filings by the Company’s directors and executive officers were made on a timely basis during the 2003 fiscal year. The Company is not aware of other beneficial owners of more than ten percent of its Common Stock.

Board of Directors:

All directors and executive officers have held their present positions for five years unless otherwise stated.

Wickliffe T. Asbury, Sr., 52, is an Executive Vice President of First Financial. Mr. Asbury is also a member of the Anderson County Habitat For Humanity.

Jack L. Coleman, Jr., 49, is a partner and majority stockholder of Coleman’s Lumber Yard. He is also a member of the Kentucky House of Representatives for ten years. Mr. Coleman is a member of the Mercer County Chamber of Commerce.

James W. Dunn, 53, is retired and was the deputy commissioner for employment services for the Commonwealth of Kentucky. He was also co-owner and President of Joy Temporary Services. Mr. Dunn currently serves on the board of directors and is a member of the executive committee of the Bluegrass State Skills Corporation. Additionally, Mr. Dunn serves on the review board of Juvenile Justice. Mr. Dunn was elected to the Board of Directors in 2002.

Arthur L. Freeman, 53, is Chairman and Chief Executive Officer of the Company and First Financial effective October 1, 1999. Mr. Freeman is a member of the Board of Directors of Citizens. From January 1998 to September 1999, Mr. Freeman was Commissioner of the Kentucky Department of Financial Institutions. Prior to his appointment as Commissioner, he was the Vice President and Director of Thrift Membership for the Kentucky Bankers Association (“KBA”), following the merger of the Kentucky League of Savings Institutions with the KBA in 1995. Mr. Freeman served as President and Executive Director of the Kentucky League for five years and Vice President for two years. He is also past Treasurer of the State YMCA of Kentucky, past Director of the Kentucky School Boards Association and Kentucky School Boards Insurance Trust, founding Director of the Kentucky School Boards Liquid Asset Fund, past Chairman of the Harrodsburg Board of Education, past President of the Mercer Chamber of Commerce, past Director of the Mercer Unit of the American Cancer Society, Director and Treasurer of the Wilderness Trail YMCA, past Director of the Harrodsburg Municipal Housing Authority, and a past Director of the State Bank and Trust Company.

Jack D. Hood, 54, is the Treasurer and Secretary of the Company and First Financial. Mr. Hood is the Treasurer of the Mercer County Extension Office and a member of the Harrodsburg Rotary Club. Additionally, Mr. Hood was a past Director of the Kentucky League of Savings Institutions and past President of Financial Institution Services of Kentucky. Mr. Hood was previously the President and Chief Operating Officer of the Company and First Financial.

Thomas Les Letton, 51, is the President of The Letton Company, Inc., a real estate investment company, Old Bridge, Inc., a golf course and development company, all located in Danville, Kentucky. He is also the secretary of W.F.L., Inc. and affiliates which owns thirteen Papa Johns Pizza franchises.

W. Dudley Shryock, 47, is a certified public accountant, practicing in Lawrenceburg, Kentucky. Mr. Shryock is treasurer for the Anderson County Fiscal Court.

Certain Executive Officers Who Are Not Directors:

Teresa W. Noel, 47, is a Vice President and Assistant Treasurer of the Company and has been employed by First Financial since 1975, and has been an officer of First Financial since 1989. Ms. Noel serves on the Harrodsburg City School Board.

Debbie C. Roach, 54, is a Vice President and Assistant Secretary of the Company and has been employed by First Financial since 1970, and has been an officer of First Financial since 1979.

Item 10. Executive Compensation

Director Compensation

In the fiscal year ended September 30, 2003, each member of the Board of Directors of the Company received a fee of $750 per month, which included a fee of $500 per month from First Financial. No additional fees are paid for committee meetings. For the fiscal year ended September 30, 2003, fees paid to all directors totaled approximately $63,000.

In 1999, under the Stock Option Plan, Mr. Freeman was granted options to acquire 5,000 shares of Common Stock. The exercise price of the options is the fair market value of the Company’s Common Stock on the date of grant. The options granted to Mr. Freeman are exercisable at the rate of 20% commencing on November 15, 1999. See “Stock Awards”.

Executive Compensation

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the Chairman of the Board and the Chief Executive Officer of the Company. No other executive officer of the Company had a salary and bonus during the fiscal year ended September 30, 2003 that exceeded $100,000 for services rendered in all capacities to the Company and First Financial.

	Year	Annual Compensation			All Other Compensation($)
Name and Principal Position		Salary($)	Bonus($)(1)	Other Annual Compensation($)(2)
Arthur L. Freeman Chairman of the Board and Chief Executive Officer	2003 2002 2001	101,550 99,300 97,875	— 11,586 —	9,000 9,000 9,000	19,934 11,790 14,388	(3)

(1)	Consists of the market value of 1,000 shares of Company common stock at the date such shares were awarded.
(2)	Constitutes director fees.
(3)	Includes $1,614 in 401(k) matching contributions made by the Company and 1,832 shares allocated to Mr. Freeman’s account pursuant to the ESOP at a cost of $10.00 per share (with an aggregate market value of $36,127).

Employment Agreement. The Company and First Financial entered into a three year employment agreement (the “Agreement”) with Arthur L. Freeman, Chairman of the Board and Chief Executive Officer. Under the Agreement, Mr. Freeman’s employment may be terminated by First Financial for “just cause” as defined in the Agreement. If Mr. Freeman’s employment is terminated without just cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the Agreement but not less than one year’s salary. In the event of the termination of employment in connection with any change in control of either the Company or First Financial during the term of his Agreement, Mr. Freeman will be paid a lump sum amount equal to 2.99 times his five year average taxable compensation. In the event of a change in control at September 30, 2003, Mr. Freeman would have been entitled to a lump sum payment of approximately $300,000.

Stock Awards. The following table sets forth information with respect to previously awarded stock options to purchase the Common Stock granted to Mr. Freeman and held by him as of September 30, 2003. The Company has not granted to Mr. Freeman any stock appreciation rights.

Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercise In- The-Money Option at FY-End ($) Exercisable/Unexercisable
Arthur L. Freeman	—	—	4,000/1,000	23,680/15,920	(1)

(1)	Based upon an exercise price of $13.50 per share and estimated price of $19.42 at September 30, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

(b)	Security Ownership of Management

Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the “1934 Act”). The following table sets forth, as of November 30, 2003, persons or groups who own more than 5% of the Company’s Common Stock, the ownership of each director and named executive officers, and the ownership of all directors and executive officers of the Company as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock as of November 30, 2003.

Name and Address of Beneficial Owner**	Amount and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding (%)(3)
First Financial Bank Employee Stock Ownership Plan Trust 104 South Chiles Street Harrodsburg, Kentucky 40330-1620(1)	174,570	14.3

Jack D. Hood 104 South Chiles Street Harrodsburg, Kentucky 40330-1620	82,979	6.6

Jeffrey L. Gendell Tontine Financial Partners, L.P. Tontine Management, L.L.C. 55 Railroad Avenue, 3rd Floor Greenwich, Connecticut 06830(2)	86,376	7.1

Jack L. Coleman, Jr.(4)	26,851	2.2

Thomas Les Letton(4)	29,995	2.4

Wickliffe T. Asbury, Sr.	47,409	3.8

James W. Dunn	2,293	*

Arthur L. Freeman	14,327	1.2

W. Dudley Shryock(4)	14,061	1.1

All directors and executive officers of the Company as a group (9 persons)(3)(4)(5)	278,104	20.7

(1)	The Employee Stock Ownership Plan (“ESOP”) purchased such shares for the exclusive benefit of plan participants with funds borrowed from the Company. These shares are held in a suspense account and will be allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The board of directors of First Financial has appointed a committee consisting of non-employee directors Coleman, Letton and Shryock to serve as the ESOP administrative committee (“ESOP Committee”) and to serve as the ESOP trustees (“ESOP Trustee”). The ESOP Committee or the Board instructs the ESOP Trustee regarding investment of ESOP plan assets. The ESOP Trustee must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received, will be voted by the ESOP Trustee as directed by the ESOP Committee. As of November 30, 2003, 108,864 shares have been allocated under the ESOP to participant accounts.
(2)	The information with respect to Jeffrey L. Gendell, Tontine Financial Partners, L.P., and Tontine Management, L.L.C. (collectively, the “Reporting Persons”) is derived from a Schedule 13D, dated November 17, 2003, which states that the Reporting Persons, through certain of its affiliates, had shared voting power and shared dispositive power with regard to 86,376 shares.
(3)	The share amounts also include shares of Common Stock that the following persons may acquire through the exercise of stock options within 60 days of November 30, 2003: Jack D. Hood – 30,000; Jack L. Coleman, Jr. - 10,000; Thomas Les Letton - 10,000; Wickliffe T. Asbury, Sr. - 25,000; James Dunn - 2,000; Arthur L. Freeman - 5,000; W. Dudley Shryock - 10,000.

(Footnotes continued on next page.)

(4)	Excludes 174,570 shares of Common Stock held by the ESOP for which such individual serves as a member of the ESOP Committee or Trustee Committee and has shared voting power. Such individual disclaims beneficial ownership with respect to such shares held in a fiduciary capacity.
(5)	The share amount also includes 30,000 shares of Common Stock that may be acquired through the exercise of stock options within 60 days of November 30, 2003 by other executive officers.
*	Less than 1% of the Common Stock outstanding.
**	Addresses of beneficial holders that hold over 5% of the Company’s common stock.

(c)	Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2003 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
Equity compensation plans approved by shareholders:
1996 Stock Option Plan	200,000	$14.92	—
Restricted Stock Plan	—	—	85,000
Equity compensation plans not approved by shareholders (1)	n/a	n/a	n/a

TOTAL	200,000	$14.92	85,000

(1)	Not applicable.

Item 12. Certain Relationships and Related Transactions

The Banks, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Banks’ other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Harrodsburg First Financial Bancorp, Inc.*

3.2	Bylaws of Harrodsburg First Financial Bancorp, Inc.*

10.1	1996 Stock Option Plan**

10.2	Restricted Stock Plan and Trust Agreement**

10.3	Employment Agreement Arthur L. Freeman***

14.0	Code of Ethics for Principal Executive Officers and Senior Financial Officers

21.0	Subsidiary Information (See Item 1—Description of Business)

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification as required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On September 17, 2003, the Registrant filed a Form 8-K (Item 5) that related to a memorandum of understanding between Citizens Financial Bank, Inc. and the Regional Director of the Federal Deposit Insurance Corporation, Chicago Region, and the Commissioner of the Kentucky Department of Financial Institutions.

*	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458.
**	Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on December 29, 1997.
***	Incorporated herein by reference to exhibit 10.4 to the Form 10-KSB filed on December 20, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 23, 2003.

HARRODSBURG FIRST FINANCIAL BANCORP, INC.

By:	/s/ Arthur L. Freeman
Arthur L. Freeman
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by December 23, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ Arthur L. Freeman	By:	/s/ Jack D. Hood
	Arthur L. Freeman		Jack D. Hood
	President and Chief Executive Officer,		Secretary, Treasurer and Director
And Chairman of the Board
(Duly Authorized Representative)

By:	/s/ Wickliffe T. Asbury, Sr.	By:	/s/ Thomas Les Letton
	Wickliffe T. Asbury, Sr.		Thomas Les Letton
	Vice President and Director		Director

By:	/s/ Jack L. Colman	By:	/s/ W. Dudley Shryock
	Jack L. Coleman		W. Dudley Shryock
	Director		Director

By:	/s/ James W. Dunn
James W. Dunn
Director