Form 10QSB
period 2003-12-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2004-02-13
CIK 946738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

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

As of February 1, 2004, 1,222,978 shares of the registrant’s common stock were issued and outstanding.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2003	As of September 30, 2003
	(unaudited)
ASSETS
Cash and due from banks	$2,167,463	$2,027,407
Interest-bearing deposits in banks	4,516,541	6,028,852
Federal funds sold	251,000	482,000

Cash equivalents	6,935,004	8,538,259
Interest bearing deposits	596,000	596,000
Available-for-sale securities, at fair value	31,940,151	31,689,002
Held-to-maturity securities, fair value of $4,972,000 and $4,471,000 At December 31, 2003 and September 30, 2003, respectively	4,975,667	4,404,376
Loans receivable, net of allowance for loan losses of $1,013,071 and $1,006,286 at December 31, 2003 and September 30, 2003, respectively	118,259,578	117,655,048
Premises and equipment, net	2,437,540	2,171,449
Federal Home Loan Bank stock, at cost	1,966,700	1,945,800
Interest receivable	785,040	770,806
Cash surrender value of life insurance	2,870,666	2,825,948
Equity method investment	2,150,099	2,135,346
Goodwill	356,064	356,064
Other assets	572,112	521,327

Total assets	$173,844,621	$173,609,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$141,562,933	$141,744,891
FHLB advances	2,772,282	2,706,669
Trust preferred securities	5,000,000	5,000,000
Deferred Federal income tax	1,242,372	1,113,684
Interest payable and other liabilities	201,227	507,638

Total liabilities	150,778,814	151,072,882

Commitments and contingencies	—	—

Minority interests	1,778,603	1,764,484
Stockholders’ equity
Common stock, $0.10 par value, 5,000,000 shares authorized; 1,222,978 shares issued and outstanding as of December 31, 2003 and September 30, 2003, respectively	218,213	218,213
Additional paid-in capital	21,342,353	21,314,754
Retained earnings, substantially restricted	11,674,863	11,491,935
Unearned ESOP Compensation	(565,341)	(621,862)
Accumulated other comprehensive income	2,998,646	2,746,618
Treasury stock, 959,147 shares, at cost, as of December 31, 2003 and September 30, 2003, respectively	(14,381,530)	(14,377,599)

Total stockholders’ equity	21,287,204	20,772,059

Total liabilities and stockholders’ equity	$173,844,621	$173,609,425

See accompanying notes to the condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three-Month Periods Ended December 31,
	2003	2002
Interest and dividend income:
Interest on loans	$1,856,415	$1,979,435
Interest and dividends on securities	352,712	132,041
Other interest and dividend income	9,828	50,991

Total interest and dividend income	2,218,955	2,162,467

Interest expense:
Interest on deposits	967,053	1,059,731
FHLB advances	32,262	16,434
Trust preferred securities	89,687

Total interest expense	1,089,002	1,076,165

Net interest income	1,129,953	1,086,302
Provision for loan losses	28,500	29,100

Net interest income after provision for loan losses	1,101,453	1,057,202

Non-interest income:
Loan and other service fees, net	106,745	70,410
Earnings in equity method investee	24,682
Increase in cash value of life insurance	44,718	44,350
Gain (loss) on sale of investments	(2,812)	18,326
Gain on sale of premises and equipment		118,496
Other	11,415	23,321

	184,748	274,903

Non-interest expense:
Compensation and benefits	518,212	453,733
Occupancy expenses, net	96,211	86,642
Data processing expenses	83,089	76,385
State franchise tax	54,134	33,828
Other operating expenses	260,187	213,118

	1,011,833	863,706

Income before income tax expense	274,368	468,399
Income tax expense	(75,532)	(163,992)

Net income before minority interests	198,836	304,407
Minority interests	(15,909)	6,156

Net income	$182,927	$310,563

Basic earnings per common share	$.16	$.25

Diluted earnings per common share	$.16	$.25

Weighted average common shares outstanding	1,162,676	1,255,970

Weighted average common shares outstanding after dilutive effect	1,162,676	1,255,970

See accompanying notes to the condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Month Periods Ended December 31, 2003 and 2002

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Stockholders’ Equity
Balance, September 30, 2003	$218,213	$21,314,754	$11,491,935	$2,746,618	$(14,377,599)	$(621,862)	20,772,059
Comprehensive income:
Net income			182,927				182,927
Other comprehensive income, net of tax Unrealized gains on securities				252,028			252,028

Total comprehensive income							434,955
ESOP shares earned		27,599				56,522	84,121
Purchase of common stock					(3,931)		(3,931)

Balance, December 31, 2003	$218,213	$21,342,353	$11,674,862	$2,998,646	$(14,381,530)	$(565,340)	$21,287,204

Balance, September 30, 2002	$218,213	$21,283,692	$10,906,419	$2,867,743	$(12,385,241)	$(824,615)	$22,066,211
Comprehensive income:
Net income			310,563				310,563
Other comprehensive income, net of tax Unrealized gains on securities				198,885			198,885

Total comprehensive income							509,448
ESOP shares earned		(21,042)	(3,588)			64,096	39,466
Purchase of common stock					(77,697)		(77,697)

Balance, December 31, 2002	$218,213	$21,262,650	$11,213,394	$3,066,628	$(12,462,938)	$(760,519)	$22,537,428

See accompanying notes to the condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three-Month Periods Ended December 31,
	2003	2002
Operating activities
Net income	$182,927	$310,563
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,500	29,100
ESOP benefit expense	84,121	39,467
Provision for depreciation	46,116	46,114
Amortization of loan fees	(28,365)	(50,948)
Accretion/amortization of investment premium/discount	61,197	5,401
FHLB stock dividend	(20,900)	(20,800)
Gain on sale of securities	2,812	(18,326)
Gain on sale of property		(119,855)
Increase in equity investment in Independence Bank	(14,753)
Minority interest	(14,119)	1,239
Cash surrender value of life insurance	(44,718)	(44,350)
Change in:
Interest receivable	14,234	7,958
Interest payable	(2,723)	(3,757)
Accrued liabilities	(8,347)	(15,708)
Other assets	(56,818)	72,895
Income tax payable	76,557	209,137

Net cash provided by operating activities	305,721	448,130

Investing activities
Net (increase) decrease in loans	(604,665)	3,348,196
Proceeds from maturity of investment securities - HTM	1,000,000	1,000,000
Proceeds from sale of securities - AFS	1,334,066	2,597,706
Purchase of securities - AFS	(2,450,000)	(3,665,600)
Purchase of securities - HTM	(1,577,500)
Principal repayments on investment securities - AFS	1,188,616
Proceeds from sale of property		462,543
Maturity of certificates of deposit		2,792,000
Investment in Independence Bancorp, Inc.		(2,000,000)
Purchase of fixed assets	(312,207)	(313,164)

Net cash provided (used) by investing activities	(1,421,690)	4,221,681

See accompanying notes to the condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	For the Three-Month Periods Ended December 31,
	2003	2002
Financing activities
Net increase (decrease) in demand deposits,
NOW accounts and savings accounts	(848,499)	2,347,269
Net increase (decrease) in certificates of deposit	666,530	3,030,172
Net increase (decrease) in custodial accounts	(106)	(64)
Purchase of treasury stock	(3,931)	(77,697)
Proceeds from FHLB borrowings	65,613
Repayment of FHLB borrowings		(4,000,000)
Payment of dividends	(366,893)	(401,975)

Net cash provided (used) by financing activities	(487,286)	897,705

Increase (decrease) in cash and cash equivalents	(1,603,255)	5,567,516
Cash and cash equivalents, beginning of period	8,538,259	9,555,676

Cash and cash equivalents, end of period	$6,935,004	$15,123,192

Supplemental Disclosures
Cash payments for:
Interest on deposits	$1,080,061	$884,803

Income taxes	$-0-	$53,194

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Harrodsburg First Financial Bancorp (“Company”) is a corporation organized under the laws of Delaware. On July 15, 2001, the Company converted to a bank holding company. The activities of the Company are primarily limited to holding stock in two banks, First Financial Bank (“First Financial”), a wholly-owned subsidiary, and Citizens Financial Bank, Inc. (“Citizens”), in which the Company acquired a 55.8% interest on July 15, 2001. In addition, on December 31, 2002, the Company acquired a 22.53% interest in Independence Bancorp (“Independence”), which is accounted for using the equity method of accounting. In March 2003, the Company formed Harrodsburg Statutory Trust I.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary to present the financial position, results of operations and cash flows of the Company. The results of operations and other data for the three-month period ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2004. The condensed consolidated balance sheet of the Company as of September 30, 2003 has been derived form the audited consolidated balance sheet of the Company as of that date.

2.	Recent Accounting Changes

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. Public companies that are small business issuers must apply FIN 46 for interests in variable interest entities no later than the first reporting period that ends after December 31, 2004. Adoption of this Interpretation will require deconsolidation of the statutory trust established with respect to the Companies issuance of trust preferred capital notes. Adoption of this Interpretation is not expected to have a material effect on our financial statements.

3.	Subsequent Event - Merger Agreement

On January 22, 2004, the Company, First Financial Bank, Independence Bancorp and Independence Bank entered into a strategic alliance and signed a definitive agreement to merge their companies in a tax-free transaction. Harrodsburg currently owns approximately 22.5% of the outstanding common stock of Independence. After the merger of the Company and Independence, the resulting company will be called 1st Independence Financial Group, Inc. (the “Resulting Corporation”). First Financial Bank and Independence Bank also will merge their operations. Independence Bank, a commercial bank, will be the resulting entity and will be called 1st Independence Bank (the “Resulting Bank”).

The transaction, approved by the boards of directors of both companies, is valued at $17.1 million based on Harrodsburg’s closing price as of January 22, 2004, of $23.42 per share. The value of the transaction represents approximately 77.5% of the outstanding shares of Independence. Independence shareholders may exchange their shares based upon a fixed exchange ratio of 1.00 share of Harrodsburg stock for each share of Independence stock. Upon the closing of the transaction, Harrodsburg will issue approximately 690,000 shares of its common stock and will exchange approximately 67,000 stock options that are held by directors and employees of Independence. The merger is subject to approval by the shareholders of Harrodsburg and Independence as well as regulatory authorities and other conditions customary for transactions of this nature. The parties anticipate closing the transaction in the late second or early third quarter of 2004.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

At December 31, 2003, total assets remained relatively unchanged from September 30, 2003. Additionally, net income decreased $128,000, or 41.1%, to $183,000 for the three months ended December 31, 2003 compared to the same period in 2002. The decrease in net income for the three months ended December 31, 2003 compared to the prior 2002 period was primarily due to a decrease in non-interest income coupled with an increase in non-interest expense. Set forth below is a detailed discussion of the changes to the Condensed Consolidated Financial Statements as of December 31, 2003.

Additionally, on January 22, 2004, the Company, First Financial, Independence, and Independence Bank entered into a strategic alliance and signed a definitive agreement to merge their companies in a tax-free transaction. For further information, reference is made to Note 3 to the Condensed Consolidated Financial Statements.

Financial Condition

The Company’s consolidated assets increased approximately $235,000 to $173.8 million at December 31, 2003 compared to $173.6 million at September 30, 2003. Net loans increased $600,000, securities available-for-sale increased $251,000, securities held-to-maturity increased $571,000 and premises and equipment increased $266,000 while cash and cash equivalents decreased $1.6 million at December 31, 2003 compared to September 30, 2002.

Securities available-for-sale increased $251,000 to $31.9 million at December 31, 2003. The increase of $251,000 is primarily due to the increase in the net unrealized appreciation on the fair value of these securities of approximately $385,000 at December 31, 2003 compared to September 30, 2003 partially offset by the amortization of investment premiums totaling $58,000. The additional decrease of $76,000 results from the sale of U.S. Government securities for $1.3 million plus principal repayments on U.S. Government agency pools of $1.2 million, offset by the purchase of U.S. Government securities and Government Agency mortgage pool securities totaling $2.4 million. Securities held-to-maturity increased a net of $571,000 to $5.0 million at December 31, 2003 compared to $4.4 million at September 30, 2003. The increase of $571,000 was due to the purchase of U.S. Government Agency bonds for $1.1 million and municipal bonds of $515,000 offset in part by the maturity of a U.S. Government Agency bond totaling $1.0 million.

Loans receivable increased $600,000 to $118.3 million at December 31, 2003. Net loans for Citizens increased $700,000, which was offset in part by a net decrease in loans for First Financial of $100,000. However, as previously disclosed in the September 30, 2003 Form 10KSB, Citizens is under a memorandum of understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions.

Premises and equipment, increased $266,000 to $2.43 million from $2.17 million. The increase is the result of new construction expansion of First Financial’s main office of $300,000 and other additions approximating $12,000, less depreciation on facilities of $46,000.

Total interest-bearing liabilities decreased $157,000 to $147.2 million at December 31, 2003 compared to $147.4 million at September 30, 2003. Total deposits for Citizens increased $1.0 million during this period while the total deposits of First Financial decreased $900,000.

Stockholders’ equity was $21.2 million at December 31, 2003, an increase of approximately $500,000 from the balance at September 30, 2003. Net income of $183,000, an increase in net unrealized gains on available-for-sale securities of $252,000 plus an increase of $84,000 from the release of ESOP shares were the primary reasons for the increase in stockholders’ equity of $500,000.

Net Income

Net income decreased $128,000, or 41.1%, to $183,000 for the three months ended December 31, 2003 compared to the same period in 2002. Non-interest income decreased $90,000, and non-interest expense increased $148,000, which was offset by an increase of $44,000 in net interest income, plus a decrease in income tax expense of $88,000. The adjustment for the minority interest in the consolidated net income was an additional reduction of $22,000 in net income for 2003 as compared to 2002.

Net Interest Income

Net interest income for the three months ended December 31, 2003 was $1.1 million. The increase in net interest income of $44,000 in the quarter ended December 31, 2003 compared to the same period in 2002 was due to an increase in interest income of $56,000, offset by an increase in interest expense of $13,000. Interest income in the 2003 period was $2.2 million with an average yield of 5.45% compared to $2.2 million with an average yield of 5.93% in the 2002 period. Interest expense in the 2003 period was $1.1 million with an average rate paid of 2.91% compared to $1.1 million with an average rate paid of 3.34% in the 2002 period.

Interest Income

Interest income was $2.2 million, or 5.45% of average interest-earning assets for the three months ended December 31, 2003 compared to $2.2 million, or 5.93% of average interest-earning assets for the same period in 2002. The increase in interest income of $56,000 was due to the increase in the average balance of interest-earning assets in 2003 compared to 2002, offset in part by a decrease in the average yield on interest-earning assets. The average balance of interest-earning assets was $162.8 million in the three month period ended December 31, 2003 compared to $145.9 million for this same period in 2002.

Interest Expense

Interest expense was $1.1 million, or 2.91% of average interest-bearing liabilities for the three months ended December 31, 2003 compared to $1.1 million, or 3.34% of average interest-bearing liabilities for the same period in 2002. The increase in interest expense of $13,000 was due to an increase in the average balance of interest-bearing liabilities in 2003 compared to 2002, offset in part by a reduction in the average rates paid on interest-bearing liabilities in 2003 compared to 2002. The average balance of interest-bearing liabilities was $149.0 million in the three-month period ended December 31, 2003 compared to $128.9 million for the same period in 2002.

Provision for Losses on Loans

The provision for losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimate of the losses inherent in the portfolio based on:

•	Historical experience;

•	Volume;

•	Type of lending conducted by First Financial and Citizens (collectively, the “Banks”);

•	Industry standards;

•	The level and status of past due and non-performing loans;

•	The general economic conditions in the Banks’ lending areas;

•	Other factors affecting the collectibility of the loans in the portfolio.

For the three months ended December 31, 2003, the provision for loan losses was $28,500 compared to $29,100 for the same period in 2002. The provision in 2003 of $28,500 was related to the continued growth of Citizens’ loan portfolio, which increased by a net $700,000 during the three-month period ended December 31, 2003. The loan portfolio for First Financial decreased by a net $100,000 in the 2003 period, and no change in the allowance for loan losses related to First Financial was deemed necessary by management.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income was $185,000 and $275,000 for the quarters ended December 31, 2003 and 2002, respectively. The decrease in non-interest income of $90,000 in 2003 compared to 2002 is due to the decrease in gains on the sale of premises and equipment of $119,000 and $21,000 on the sale of securities, offset in part by increases in loan and service fees of $36,000 and equity in undistributed earnings on the Company’s investment in Independence totaling $25,000.

Non-Interest Expense

Non-interest expense increased approximately $148,000, or 17.2% to $1.01 million for the three-month period ended December 31, 2003 compared to $864,000 for the same period in 2002. Increases in compensation and benefits and other operating expenses accounted for $112,000 of the $148,000 increase in 2003. Compensation and benefits increased $64,000 or 14.2% resulting from increased benefit expenses related to the ESOP and other retirement plans totaling $27,000, plus normal increases in employee compensation and other related benefits. Other operating expenses increased $47,000 or 22.1%. The primary reasons for the increase of $47,000 were due to an increase in advertising expense of $20,000 and amortization of intangible assets of $10,000 in 2003 compared to 2002.

Non-Performing Assets

The following table sets forth information with respect to the non-performing assets of the Banks at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

	December 31, 2003	September 30, 2003
	(amounts in thousands)
Loans accounted for on a non-accrual basis:[1]
Real Estate:
Residential	$137	$
Other	501		425
Commercial	15
Consumer	4

Total	657		425

Accruing loans, which are contractually past due 90 days or more:
Real Estate:
Residential	303		197
Other	4		85
Consumer	165		128

Total	472		410

Total of non-accrual and 90 day past due loans	$1,129		$835

Percentage of net loans	.95%		.71%

Other non-performing assets[2]	$—		$—

At December 31, 2003, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity

In October 2003, construction renovation commenced to expand First Financial’s main office located at 104 South Chiles Street, Harrodsburg, Kentucky. The expansion will primarily consist of adding a basement and two floors. The renovation will cost approximately $1.1 million, which will primarily be capitalized.

The liquidity of the Company depends primarily on the dividends paid to it by the Banks. The payment of cash dividends by the Banks on their common stocks is limited by regulations of the Office of Thrift Supervision and the FDIC, which are tied to their level of compliance with their regulatory capital requirements.

The Banks’ primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati (the “FHLB”) and other borrowings, such as Federal Funds purchased. The Banks use FHLB borrowings during periods when management of the Banks believe that such borrowings provide a lower cost source of funds than deposit accounts, and they desire liquidity in order to help expand their lending operations. At December 31, 2003, First Financial had advances from the FHLB totaling $1.0 million and Citizens had advances from the FHLB totaling $1.77 million.

The Company’s operating activities produced positive cash flows for the quarters ended December 31, 2003 and 2002.

[1]	Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceed 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.

[2]	Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

The Company’s most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At December 31, 2003 and September 30, 2003, cash and cash equivalents totaled $6.9 million and $8.5 million, respectively.

At December 31, 2003, the Banks had $88.6 million in certificates of deposits due within one year and $21.5 million due between one and three years. Management believes, based on past experience, that the Banks will retain much of the deposits or replace them with new deposits. At December 31, 2003, the Banks had $1.0 million in outstanding commitments to originate mortgages, unused home equity and commercial lines of credit totaling $8.7 million, available construction loan draws of $2.3 million, and standby letters of credit outstanding of $57,000. The Banks intend to fund these commitments with short-term investments and proceeds from loan repayments.

ITEM 3:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C., Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.0	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harrodsburg First Financial Bancorp, Inc.

Date: February 13, 2004	/s/ Arthur L. Freeman

Arthur L. Freeman, Chairman of the Board and Chief Executive Officer

Date: February 13, 2004	/s/ Jack D. Hood

Jack D. Hood, Secretary/Treasurer (Chief Accounting Officer)