Form 10QSB
period 2004-03-31
HARRODSBURG FIRST FINANCIAL BANCORP INC
filed 2004-05-13
CIK 946738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

As of May 1, 2004, 1,222,978 shares of the registrant’s common stock were issued and outstanding.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2004	As of September 30, 2003
	(unaudited)
ASSETS

Cash and due from banks	$2,606,966	$2,027,407
Federal funds sold	230,000	482,000
Interest-bearing deposits in banks	5,898,814	6,028,852

Cash equivalents	8,735,780	8,538,259
Interest bearing deposits	496,000	596,000
Securities available-for-sale at fair value	34,440,469	31,689,002
Securities held-to-maturity, fair value of $2,985,000 and $4,400,000 at March 31, 2004 and September 30, 2003, respectively	2,966,536	4,404,376
Federal Home Loan Bank stock, at cost	1,986,200	1,945,800
Loans receivable, net of allowance for loan loses of $953,282 and $1,006,286 March 31, 2004 and September 30, 2003	120,278,509	117,655,048
Interest receivable	789,999	770,806
Premises and equipment, net	2,813,808	2,171,449
Cash surrender value of life insurance	2,912,936	2,825,948
Equity method investment	2,146,062	2,135,346
Goodwill	356,064	356,064
Real estate owned	558,154	—
Other assets	914,928	521,327

Total assets	$179,395,445	$173,609,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$143,529,093	$141,744,891
Advances from Federal Home Loan Bank	5,752,508	2,706,669
Trust preferred securities	5,155,000	5,000,000
Deferred Federal income tax	1,363,190	1,113,684
Interest payable and other liabilities	513,498	507,638

Total liabilities	156,313,289	151,072,882

Commitments and contingencies
Minority interests	1,784,396	1,764,484

Stockholders’ equity
Common stock, $0.10 par value, 5,000,000 shares authorized; 1,222,978 shares issued and outstanding as of March 31, 2004 and September 30, 2003, respectively	218,213	218,213
Additional paid-in capital	21,383,711	21,314,754
Retained earnings, substantially restricted	11,461,313	11,491,935
Accumulated other comprehensive income	3,160,054	2,746,618
Treasury stock, 959,147 shares, at cost, as of March 31, 2004 and September 30, 2003, respectively	(14,389,080)	(14,377,599)
Unallocated employee stock ownership plan (ESOP) shares	(536,451)	(621,862)

Total stockholders’ equity	21,297,760	20,772,059

Total liabilities and stockholders’ equity	$179,395,445	$173,609,425

See accompanying notes to condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three-Month Periods Ended March 31		For the Six-Month Periods Ended March 31
	2004	2003	2004	2003
Interest income:
Interest on loans	$1,840,909	$1,902,722	$3,697,324	$3,882,157
Interest and dividends on securities	343,932	186,514	696,644	318,555
Other interest income	10,915	48,415	20,743	99,406

Total interest income	2,195,756	2,137,651	4,414,711	4,300,118

Interest expense:
Interest on deposits	930,115	1,015,781	1,897,168	2,075,512
FHLB advances	37,218	17,363	69,480	33,797
Trust preferred securities	88,997	—	178,684	—

Total interest expense	1,056,330	1,033,144	2,145,332	2,109,309

Net interest income	1,139,426	1,104,507	2,269,379	2,190,809
Provision for loan losses	23,000	61,600	51,500	90,700

Net interest income after provision for loan losses	1,116,426	1,042,907	2,217,879	2,100,109

Non-interest Income:
Loan and other service fees, net	95,173	97,928	201,918	180,586
Earnings in equity method investee	5,455	47,359	30,137	47,359
Increase in cash value of life insurance	42,271	44,886	86,989	89,236
Gain on sale of investments	—	—	(2,812)	18,326
Gain on sale of premises and equipment	—	—	—	118,496
Other	21,477	8,515	32,892	19,586

	164,376	198,688	349,124	473,591

Non-interest Expense:
Compensation and benefits	581,127	501,807	1,099,339	955,540
Occupancy expenses, net	108,825	85,822	205,036	172,464
Data processing expenses	85,947	79,460	169,036	155,845
State franchise tax	38,545	40,316	92,679	74,144
Other operating expenses	322,833	226,292	583,020	439,410

	1,137,277	933,697	2,149,110	1,797,403

Income before income tax expense	143,525	307,898	417,893	776,297
Income tax expense	(14,917)	12,613	(90,449)	(151,379)

Net income before minority interests	128,608	320,511	327,444	624,918
Minority interests	5,024	17,890	(10,885)	24,046

Net income	$133,632	$338,401	$316,559	$648,964

Basic earnings per common share	$0.11	$0.27	$0.27	$0.52

Diluted earnings per common share	$0.11	$0.27	$0.27	$0.52

Weighted average common shares outstanding	1,167,407	1,259,822	1,165,042	1,257,896

Weighted average common shares outstanding after dilutive effect	1,167,407	1,259,822	1,165,042	1,257,896

See accompanying notes to condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Month Periods Ended March 31, 2004 and 2003

(unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Additional Comprehensive Income	Accumulated Other Treasury Stock	Unearned ESOP Shares	Total Stockholders’ Equity
Balance, September 30, 2003	$218,213	$21,314,754	$11,491,935	$2,746,618	$(14,377,599)	$(621,862)	$20,772,059

Comprehensive income:			316,559				316,559
Other comprehensive income, net of tax unrealized gains on securities				413,436			413,436

Total comprehensive income							729,995
Dividends declared			(347,181)				(347,181)
ESOP shares earned		61,407				85,411	146,818
Stock options exercised		7,550			74,950		82,500
Purchase of common stock					(86,431)		(86,431)

Balance, March 31, 2004	$218,213	$21,383,711	$11,461,313	$3,160,054	$(14,389,080)	$(536,451)	$21,297,760

Balance, September 30, 2002	$218,213	$21,283,692	$10,906,419	$2,867,743	$(12,385,241)	$(824,615)	$22,066,211

Comprehensive income:
Net income			648,964				648,964
Other comprehensive income, net of tax unrealized gains on securities				(111,056)			(111,056)

Total comprehensive income							537,908
Dividends declared			(375,467)				(375,467)
ESOP shares earned		(12,887)	(3,588)			117,344	100,869
Purchase of common stock					(77,697)		(77,697)

Balance, March 31, 2003	$218,213	$21,270,805	$11,176,328	$2,756,687	$(12,462,938)	$(707,271)	$22,251,824

See accompanying notes to condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six-Month Periods Ended March 31,
	2004	2003
Operating activities
Net income	$316,559	$648,964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	51,500	90,700
ESOP benefit expense	146,818	100,869
Provision for depreciation	91,208	91,964
Amortization of loan fees	(49,533)	(80,432)
Accretion/amortization of investment premium/discount	126,406	8,297
FHLB stock dividend	(40,400)	(39,300)
Comparison expense associated with stock options exercised	40,250	—
Loss (gain) on sale of securities	2,812	(18,639)
Gain on sale of property	—	(118,496)
Increase in equity investment in Independence Bank	(30,806)	(47,359)
Amortization of core deposit intangible	20,090	10,045
Minority interest	19,912	(21,408)
Cash surrender value of life insurance	(86,988)	(89,235)
Change in:
Interest receivable	(19,193)	(42,418)
Interest payable	(1,578)	8,787
Accrued liabilities	84,316	(93,110)
Other assets	(16,060)	118,865
Income tax payable	(40,630)	—

Net cash provided by operating activities	614,683	528,094

Investing activities
Net (increase) decrease in loans	(3,183,582)	(177,718)
Proceeds from maturity of investment securities - HTM	3,000,000	2,000,000
Proceeds from sale of securities - AFS	3,284,066	9,547,094
Purchase of securities - AFS	(8,020,221)	(17,927,951)
Purchase of securities - HTM	(1,571,290)	(4,000,000)
Principal repayments on investment securities - AFS	2,491,018	605,415
Equity investment	—	(2,000,000)
Purchase of certificates of deposit	—	(496,000)
Purchase of FHLB stock	—	(4,700)
Proceeds from sale of property	—	331,769
Maturity of certificates of deposit	100,000	2,792,000
Building improvements and purchase of equipment	(733,567)	(682,343)
Prepaid merger expense	(222,541)	—

Net cash provided (used) by investing activities	(4,856,117)	(10,012,434)

See accompanying notes to condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	For the Six-Month Periods Ended March 31,
	2004	2003
Financing activities
Net increase (decrease) in demand deposits,
NOW accounts and savings accounts	22,986	2,516,922
Net increase (decrease) in certificates of deposit	1,761,216	10,003,397
Net increase (decrease) in custodial accounts	276	379
Purchase of treasury stock	(126,681)	(77,697)
Proceeds from FHLB borrowings	3,065,613	250,500
Repayment of FHLB borrowings	(19,774)	(4,000,000)
Proceeds from trust preferred securities		5,000,000
Payment of dividends	(347,181)	(377,237)
Proceeds from exercise of stock options	82,500

Net cash provided (used) by financing activities	4,438,955	13,316,264

Increase (decrease) in cash and cash equivalents	197,521	3,831,924
Cash and cash equivalents, beginning of period	8,538,259	9,555,676

Cash and cash equivalents, end of period	$8,735,780	$13,387,600

Supplemental Disclosures
Cash payments for:
Interest paid	$2,143,754	$1,905,413

Income taxes	$70,288	$249,744

Other non cash transactions:
Real estate acquired in settlement of loans	$558,154

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Harrodsburg First Financial Bancorp (“Company”)”) is a corporation organized under the laws of Delaware. On July 15, 2001, the Company converted to a bank holding company. The activities of the Company are primarily limited to holding stock in two banks, First Financial Bank (“First Financial”), a wholly-owned subsidiary, and Citizens Financial Bank, Inc. (“Citizens”), in which the Company acquired a 55.8% interest on July 15, 2001. In addition, on December 31, 2002, the Company acquired a 22.53% interest in Independence Bancorp (“Independence”), which is accounted for using the equity method of accounting. In March 2003, the Company formed Harrodsburg Statutory Trust I.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements reflect all adjustments (which were normal and recurring) that are, in the opinion of the Company’s management, necessary to present the financial position, results of operations, and cash flows of the Company. Those adjustments consist only of normal recurring adjustments. The results of operations and other data for the three and six-month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2004 or any future period. The consolidated balance sheet of the Company as of September 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

2.	Recent Accounting Changes

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. The Company adopted the requirements of FIN 46 during the reporting period that ended March 31, 2004.

3.	Merger Agreement

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

The transaction approved by the boards of directors of both companies, is valued at $17.1 million based on Harrodsburg closing price as of January 22, 2004, of $23.42 per share. The value of the transaction represents approximately 77.5% of the outstanding shares of Independence. Independence shareholders may exchange their shares based upon a fixed exchange ratio of 1.00 share of Harrodsburg stock for each share of Independence stock. Upon the closing of the transaction, Harrodsburg will issue approximately 690,000 shares of its common stock and will exchange approximately 67,000 stock options that are held by directors and employees of Independence. The merger is subject to approval by the shareholders of Harrodsburg and Independence as well as regulatory authorities and other conditions customary for transactions of this nature. The parties anticipate closing the transaction on or about July 9, 2004.

4.	Corrected Press Release

On May 6, 2004, the Company issued a press release that announced its second quarter 2004 results. The amounts as previously reported are corrected as set forth below:

	As Previously Reported	Revised
Net income – (three months ended March 31, 2004)	$160,197	$133,632
Diluted earnings per share (three months Ended March 31, 2004)	$.14	$.11
Net income (six months ended March 31, 2040)	$343,124	$316,559
Diluted earnings per share (six months ended March 31, 2004)	$.29	$.27

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

At March 31, 2004, total assets increased approximately $5.8 million to $179.4 million from $173.6 million at September 30, 2003. For the three months ended March 31, 2004 net earnings decreased $204,000 to $134,000 or $.11 per diluted share, from $338,000, or $.27 per diluted share, for the comparative fiscal 2003 period. For the six months ended March 31, 2004, net earnings decreased $332,000 to $317,000, or $.27 diluted earnings per share, from $649,000, or $.52 diluted earnings per share, for the comparative 2003 period. Set forth below is a detailed discussion of the changes to the Condensed Consolidated Financial Statements as of March 31, 2004.

Additionally, the Company will incur in the third quarter ending June 30, 2004 a non-recurring net charge of approximately $469,000 after taxes, or $.49 per diluted share, in connection with the termination of its data processing contract upon consummation of the proposed merger with Independence Bancorp. Disclosure regarding such potential non-recurring charge was previously disclosed in the joint proxy statement/prospectus under the caption “Pro Forma Financial Information” and in a Press Release dated May 6, 2004.

Financial Condition

The Company’s consolidated assets increased approximately $5.8 million, or 3.33% to $179.4 million at March 31, 2004 compared to $173.6 million at September 30, 2003. Net loans increased $2.6 million, securities available-for-sale increased $2.8 million, real estate owned increased $558,000, and premises and equipment increased $642,000 while securities held-to-maturity decreased $1.4 million. Deposits increased $1.8 million and advances from the Federal Home Loan Bank increased $3.0 million.

Securities available-for-sale increased $2.8 million to $34.4 million at March 31, 2004. The increase of $2.8 million is due to the purchase of $8.0 million in securities of U.S. Government agencies plus unrealized appreciation of $626,000 offset in part by the sale of $3.3 million in securities of U.S. Government agencies, principal repayments on U.S. Government agency mortgage pool securities totaling $2.5 million and amortization of investment premium totaling $147,000.

Loans receivable, net increased $2.6 million from $117.7 million at September 30, 2003 to $120.3 million at March 31, 2004. Net loans for First Financial increased $3.8 million in this period while net loans for Citizens decreased $1.2 million in this same period. As previously disclosed, Citizens entered into a memorandum of understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). Pursuant to the understanding, among other things, Citizens may not increase its total assets by more than 5% during any consecutive three-month period without first providing at least 30 days advance notice to the Chicago regional director of the FDIC or the Commissioner of the KDFI.

Premises and equipment, increased $642,000 from $2.2 million at September 30, 2003 to $2.8 million at March 31, 2004. The increase is the result of new construction and expansion of First Financial’s main office totaling $700,000 and approximately $33,000 of other additions, offset by depreciation on facilities of $91,000.

Total interest-bearing liabilities increased $5.0 million to $154.4 million at March 31, 2004 compared to $149.5 million at September 30, 2003. Total deposits increased $1.8 million, and advances from the Federal Home Loan Bank increased $3.0 million in this same period.

Stockholders’ equity was $21.3 million at March 31, 2004, an increase of approximately $526,000 from the balance at September 30, 2003. The net increase of $526,000 is due to net income of $317,000, an increase in net unrealized gains on available-for-sale securities of $413,000, an increase of $147,000 from the release of ESOP shares, and the exercise of stock options in the amount of $82,500, offset in part by the payment of dividends totaling $347,000 and the purchase of treasury stock in the amount of $86,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Net Income

Net income decreased $205,000, or 60.51%, to $134,000 for the three months ended March 31, 2004 compared to the same period in 2003. Non-interest income decreased $34,000, and non-interest expense increased $163,000, and income tax expense increased $28,000, which was offset by an increase of $35,000 in net interest income, plus a decrease in the provision for loan losses of $39,000. The adjustment for the minority interest in the consolidated net income was an additional reduction of $13,000 in net income for 2004 as compared to 2003.

Net Interest Income

Net interest income for the three months ended March 31, 2004 was $1.1 million. The increase in net interest income of $35,000 in the three-month period ended March 31, 2004 compared to the same period in 2003 was due to an increase in interest income of $58,000, offset by an increase in interest expense of $23,000. Interest income in the 2004 period was $2.2 million with an average yield of 5.32% compared to $2.1 million with an average yield of 5.68% in the 2003 period. Interest expense in the 2004 period was $1.1 million with an average rate paid of 2.79% compared to $1.0 million with an average rate paid of 3.08% in the 2003 period.

Interest Income

Interest income was $2.2 million, or 5.32% of average interest-earning assets for the three months ended March 31, 2004 compared to $2.1 million, or 5.67% of average interest-earning assets for the comparable 2003. The increase in interest income of $58,000 was due to the increase in the average balance of interest-earning assets in 2004 compared to 2003, offset in part by a decrease in the average yield on interest-earning assets. The average balance of interest-earning assets was $165.1 million in the three month period ended March 31, 2004 compared to $150.7 million for this same period in 2003.

Interest Expense

Interest expense was $1.1 million, or 2.79% of average interest-bearing liabilities for the three months ended March 31, 2004 compared to $1.0 million, or 3.09% of average interest-bearing liabilities for the same period in 2003. The increase in interest expense of $23,000 was due to an increase in the average balance of interest-bearing liabilities in 2004 compared to 2003, offset in part by a reduction in the average rates paid on interest-bearing liabilities in 2004 compared to 2003. The average balance of interest-bearing liabilities was $151.5 million in the three-month period ended March 31, 2004 compared to $133.8 for the same period in 2003.

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

For the three months ended March 31, 2004, the provision for loan losses was $23,000 compared to $61,600 for the same period in 2003. The provision for loan losses in the 2004 and 2003 periods is primarily related to the loan portfolio of Citizens.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income was $164,000 and $199,000 for the quarters ended March 31, 2004 and 2003, respectively. The decrease in non-interest income of $34,000 in 2004 compared to 2003 is primarily due to the decrease in the earnings of the equity method investee of $42,000.

Non-Interest Expense

Non-interest expense increased approximately $204,000, or 21.80% to $1.1 million for the three-month period ended March 31, 2004 compared to $934,000 for the same period in 2003. The increase of $204,000 is primarily due to an increase in other operating expenses of $97,000, an increase of $79,000 in compensation and benefits, plus an increase of $23,000 in net occupancy expenses. The increase in other operating expenses is due primarily to an increase of $63,000 in legal and accounting fees in the quarter ended March 31, 2004 compared to the same period in 2003, resulting from management’s expanded use of professional services related to the proposed merger of Independence Bancorp. Other increases are due to the normal expansion of Company operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

Net Income

Net income decreased $332,000, or 51.22%, to $317,000 for the six months ended March 31, 2004 compared to the six-month period ended March 31, 2003. Non-interest income decreased $124,000, and non-interest expense increased $312,000, which was offset by an increase of $79,000 in net interest income, plus a decrease in the provision for loan losses of $39,000 and a decrease in income tax expense of $61,000. The adjustment for the minority interest in the consolidated net income was an additional reduction of $35,000 in net income for 2004 as compared to 2003.

Net Interest Income

Net interest income for the six months ended March 31, 2004 was $2.3 million compared to $2.2 million for the same period in 2003. The increase in net interest income of $79,000 in the six-month period ended March 31, 2004 compared to the same period in 2003 was due to an increase in interest income of $115,000, offset by an increase in interest expense of $36,000. Interest income in the 2004 period was $4.4 million with an average yield of 5.38% compared to $4.3 million with an average yield of 5.79% in the 2003 period. Interest expense in the 2004 period was $2.1 million with an average rate paid of 2.85% compared to $2.1 million with an average rate paid of 3.22% in the 2003 period.

Interest Income

Interest income was $4.4 million, or 5.38% of average interest-earning assets for the six months ended March 31, 2004 compared to $4.3 million, or 5.71% of average interest-earning assets for the comparable 2003 period. The increase in interest income of $115,000 was due to the increase in the average balance of interest-earning assets in 2004 compared to 2003, offset in part by a decrease in the average yield on interest-earning assets. The average balance of interest-earning assets was $164.1 million in the six month period ended March 31, 2004 compared to $150.5 million for this same period in 2003.

Interest Expense

Interest expense was $2.1 million, or 2.85% of average interest-bearing liabilities for the six months ended March 31, 2004 compared to $2.1 million, or 3.21% of average interest-bearing liabilities for the same period in 2003. The increase in interest expense of $36,000 was due to an increase in the average balance of interest-bearing liabilities for the 2004 period compared to the 2003 period offset in part by a reduction in the average rates paid on interest-bearing liabilities for the 2004 period compared to the 2003 period. The average balance of interest-bearing liabilities was $150.5 million in the six-month period ended March 31, 2004 compared to $131.4 for the comparable period in 2003.

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

For the six months ended March 31, 2004, the provision for loan losses was $51,500 compared to $90,700 for the comparable period in 2003. The provision for loan losses in the 2004 and 2003 periods is primarily related to the loan portfolio of Citizens.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income was $349,000 and $474,000 for the six-month periods ended March 31, 2004 and 2003, respectively. The decrease in non-interest income of $124,000 in 2004 compared to 2003 is due primarily to the decrease in gains on the sale of premises and equipment of $118,000 and $21,000 on the sale of securities, plus a decrease in the earnings of an investment accounted for under the equity method of $17,000, offset in part by increases in loan and service fees of $21,000, plus an increase of $13,000 in other non-interest income.

Non-Interest Expense

Non-interest expense increased approximately $352,000, or 19.57% to $2.1 million for the six-month period ended March 31, 2004 compared to $1.8 million for the comparable period in 2003. Increases in compensation and benefits and other operating expenses accounted for $289,000 of the $311,000 increase in the 2004 period compared to the 2003 period. Compensation and benefits increased $145,000 or 15.05% resulting from increased benefit expenses related to the ESOP, expense associated with stock options exercised and other retirement plans totaling $114,000, plus normal increases in employee compensation and other related benefits. Other operating expenses increased $144,000 or 32.68%. The increase of $144,000 in other operating expenses is due to increases in legal and accounting fees of $56,000, an increase of $22,000 in advertising expense, other real estate expenses of $22,000, and a net increase of $44,000 in all other expenses classified as other operating expenses,. Legal and accounting fees have increased due to management’s expanded use of professional services related to the proposed merger of Independence Bancorp. Advertising increased in order to maintain and potentially increase market share. Other real estate expenses increased $22,000 as a result of a loan foreclosure by Citizens that resulted in real estate being acquired totaling $558,000.

Non-Performing Assets

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

	March 31, 2004	September 30, 2003
	(amounts in thousands)
Loans accounted for on a non-accrual basis:[1]
Real Estate:
Residential	$16	$
Other			425
Commercial
Consumer	3		—

Total	19		425

Accruing loans which are contractually past due 90 days or more:
Real Estate:
Residential	208		197
Other			85
Consumer	54		128

Total	342		410

Total of non-accrual and 90 day past due loans	$361		$835

Percentage of net loans	.30%		.71%

Other non-performing assets[2]	$558		$—

[1]	Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.
[2]	Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

At March 31, 2004, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity

In October 2003, construction renovation commenced to expand First Financial’s main office located at 104 South Chiles Street, Harrodsburg, Kentucky. The expansion will primarily consist of adding a basement and two floors. The renovation will cost approximately $1.1 million, which such costs will primarily be capitalized.

The liquidity of the Company depends primarily on the dividends paid to it by First Financial and Citizens. The payment of cash dividends by the Banks on their common stocks is limited by regulations of the OTS and the FDIC, which are tied to their level of compliance with their regulatory capital requirements.

The Bank’s primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings, such as Federal Funds purchased. At March 31, 2004, First Financial had advances from the FHLB totaling $4.0 million, and Citizens had advances from the FHLB totaling $1.75 million First Financial and Citizens’ use FHLB borrowings during periods when management of the Banks believe that such borrowings provide a lower cost source of funds than deposit accounts, and they desire liquidity in order to help expand its lending operations.

The Company’s operating activities produced positive cash flows for the quarters ended March 31, 2004 and 2003.

The Company’s most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At March 31, 2004 and September 30, 2003, cash and cash equivalents totaled $8.7 million and $8.5 million, respectively.

At March 31, 2004, the Banks had $91.5 million in certificates of deposits due within one year and $20.0 million due between one and three years. Management believes, based on past experience, that the Banks will retain much of the deposits or replace them with new deposits. At March 31, 2004, the Banks had $1.6 million in outstanding commitments to originate mortgages, unused home equity and commercial lines of credit totaling $10.5 million, available construction loan draws of $3.4 million, and standby letters of credit outstanding of $57,000. The Banks intend to fund these commitments with short-term investments and proceeds from loan repayments.

Item 3. Controls and Procedures

a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II .OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities

(e)	During the quarter ended March 31, 204, the Company repurchased 5,000 shares of its stock in connection with the exercise by an employee of its stock options for 5,000 shares. Upon the exercise of the stock options, the Company received $82,500, or $16.50 per share (the exercise price) Shares were issued to the employee from the Company’s treasury shares. The Company repurchased such shares for $122,750, or $24.55 per share, the market price of the Company’s stock on the date of purchase.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K

(a)

2.1	Agreement and Plan of Reorganization dated January 22, 2004 among Harrodsburg First Financial Bancorp, Inc., First Financial Bank, Independence Bancorp, and Independence Bank*

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification as required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Form 8-K filed with the SEC on January 22, 2004.

(b)	On January 22, 2004, a Form 8-K (Items 5 and 7) was filed in connection with the announcement of the proposed merger with Independence Bancorp. .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Harrodsburg First Financial Bancorp, Inc.

Date: May 13, 2004	/s/ Arthur L. Freeman
Arthur L. Freeman, Chairman of the Board and Chief Executive Officer

Date: May 13,, 2004	/s/ Jack D. Hood
Jack D. Hood, Secretary/Treasurer (Chief Accounting Officer)