Form 10QSB
period 2004-06-30
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2004-08-12
CIK 946738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

As of August 12, 2004, 1,912,978 shares of the registrant’s common stock were issued and outstanding.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2004	As of September 30, 2003
	(unaudited)
ASSETS

Cash and due from banks	$1,642,462	$2,027,407
Federal funds sold	777,000	482,000
Interest-bearing deposits in banks	4,278,738	6,028,852

Cash equivalents	6,698,200	8,538,259
Interest bearing deposits	496,000	596,000
Securities available-for-sale at fair value	34,420,604	31,689,002
Securities held-to-maturity, fair value of $2,817,000 and $4,400,000 at June 30, 2004 and September 30, 2003, respectively	2,865,969	4,404,376
Federal Home Loan Bank stock, at cost	2,022,700	1,945,800
Loans receivable, net of allowance per loan losses of $982,090 At June 30, 2004 and $1,006,286 at September 30, 2003, respectively	122,686,247	117,655,048
Interest receivable	748,276	770,806
Premises and equipment, net	3,171,065	2,171,449
Cash surrender value of life insurance	2,956,712	2,825,948
Equity method investment	2,129,869	2,135,346
Goodwill	356,064	356,064
Real estate owned	536,735	—
Other assets	1,352,980	636,327

Total assets	$180,441,421	$173,764,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$141,912,436	$141,744,891
Advances from Federal Home Loan Bank	9,342,532	2,706,669
Trust preferred securities	5,155,000	5,155,000
Deferred Federal income tax	1,244,881	1,113,684
Interest payable and other liabilities	537,568	507,638

Total liabilities	158,192,417	151,227,882

Commitments and contingencies	—	—

Minority interests	1,739,484	1,764,484

Stockholders’ equity
Common stock, $0.10 par value, 5,000,000 shares authorized; 1,222,978 shares issued and outstanding as of June 30, 2004 and September 30, 2003, respectively	218,213	218,213
Additional paid-in capital	21,409,413	21,314,754
Retained earnings, substantially restricted	10,806,081	11,491,935
Accumulated other comprehensive income	2,939,797	2,746,618
Treasury stock, 959,147 shares, at cost, as of June 30, 2004 and September 30, 2003, respectively	(14,389,080)	(14,377,599)
Unallocated employee stock ownership plan (ESOP) shares	(474,904)	(621,862)

Total stockholders’ equity	20,509,520	20,772,059

Total liabilities and stockholders’ equity	$180,441,421	$173,764,425

See accompanying notes to condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three-Month Periods Ended June 30		For the Nine-Month Periods Ended June 30
	2004	2003	2004	2003
Interest income:
Interest on loans	$1,828,556	$1,974,968	$5,525,880	$5,857,125
Interest and dividends on securities	321,800	217,746	1,018,444	536,301
Other interest income	12,375	21,134	33,118	120,540

Total interest income	2,162,731	2,213,848	6,577,442	6,513,966

Interest expense:
Interest on deposits	909,526	1,019,379	2,806,694	3,094,891
FHLB advances	25,230	21,693	94,710	50,970
Other interest	98,905	80,738	277,589	85,258

Total interest expense	1,033,661	1,121,810	3,178,993	3,231,119

Net interest income	1,129,070	1,092,038	3,398,449	3,282,847
Provision for loan losses	27,490	60,000	78,990	150,700

Net interest income after provision for loan losses	1,101,580	1,032,038	3,319,459	3,132,147

Non-interest Income:
Loan and other service fees, net	103,082	109,702	305,000	290,288
Earnings in equity method investee	(391)	45,521	29,746	92,880
Increase in cash value of life insurance	43,774	44,885	130,763	134,121
Gain (loss) on sale of investments		29,133	(2,812)	42,552
Gain (loss) on sale of premises and equipment	(90,399)		(89,399)	114,550
Other	25,790	11,533	57,682	31,121

	81,856	240,774	430,980	705,512

Non-interest Expense:
Compensation and benefits	750,419	479,657	1,809,508	1,435,197
Occupancy expenses, net	104,595	89,750	309,631	262,213
Data processing expenses	1,032,128	75,347	1,201,164	231,193
State franchise tax	49,641	40,244	142,320	114,388
Other operating expenses	298,995	220,467	882,015	651,023

	2,235,778	905,465	4,344,638	2,694,014

Income before income tax expense	(1,052,342)	367,347	(594,199)	1,143,645
Income tax benefit (expense)	371,502	(131,648)	267,368	(283,027)

Net income (loss) before minority interests	(680,840)	235,699	(326,831)	860,618
Minority interests	(957)	(8,730)	(11,842)	15,315

Net income (loss)	$(681,797)	$226,969	$(338,673)	$875,933

Basic earnings per common share	$(0.58)	$0.18	$(0.29)	$0.69

Diluted earnings per common share	$(0.58)	$0.18	$(0.29)	$0.69

Weighted average common shares outstanding	1,171,385	1,266,554	1,166,368	1,260,782

Weighted average common shares outstanding after dilutive effect	1,171,385	1,266,554	1,166,368	1,260,782

See accompanying notes to condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine-Month Periods Ended June 30, 2004 and 2003

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Stockholders’ Equity
Balance, September 30, 2003	$218,213	$21,314,754	$11,491,935	$2,746,618	$(14,377,599)	$(621,862)	$20,772,059

Comprehensive income:
Net loss			(338,673)				(338,673)
Other comprehensive income, net of tax unrealized gains on securities				193,179			193,179

Total comprehensive income (loss)							(145,494)
Dividends declared			(347,181)				(347,181)
ESOP shares earned		87,109				146,958	234,067
Stock options exercised		7,550			74,950		82,500
Purchase of common stock					(86,431)		(86,431)

Balance, June 30, 2004	$218,213	$21,409,413	$10,806,081	$2,939,797	$(14,389,080)	$(474,904)	$20,509,520

Balance, September 30, 2002	$218,213	$21,283,692	$10,906,419	$2,867,743	$(12,385,241)	$(824,615)	$22,066,211

Comprehensive income:
Net income			875,933				875,933
Other comprehensive income, net of tax unrealized gains on securities				(267,434)			(267,434)

Total comprehensive income							608,499
Dividends declared			(375,467)				(375,467)
ESOP shares earned		4,129	(3,588)			173,864	174,405
Purchase of common stock					(1,992,358)		(1,992,358)

Balance, June 30, 2003	$218,213	$21,287,821	$11,403,297	$2,600,309	$(14,377,599)	$(650,751)	$20,481,290

See accompanying notes to condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine-Month Periods Ended June 30,
	2004	2003
Operating activities
Net income (loss)	$(338,673)	$875,933
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and REO losses	90,090	150,700
ESOP benefit expense	234,067	174,405
Comparison expense associated with stock options exercised	40,250	—
Provision for depreciation	146,982	152,902
Amortization of loan fees	(80,657)	(131,034)
Accretion/amortization of investment premium/discount	201,589	295,419
FHLB stock dividend	(60,200)	(57,800)
Loss (gain) on sale of securities	2,812	(47,772)
Loss (gain) on sale of property	89,399	(118,496)
Increase in equity investment in Independence Bank	(24,658)	(92,880)
Amortization of core deposit intangible	30,135	20,090
Minority interest	(25,000)	(8,110)
Cash surrender value of life insurance	(130,764)	(134,121)
Change in:
Interest receivable	22,530	(122,859)
Interest payable	3,321	5,371
Accrued liabilities	408,184	(259,863)
Other assets	133,060	104,506
Income tax payable	(401,681)	190,895

Net cash provided by operating activities	340,786	997,286

Investing activities
Net (increase) decrease in loans	(5,577,367)	(3,835,697)
Proceeds from maturity of investment securities - HTM	3,092,000	3,040,000
Proceeds from sale of securities - AFS	5,384,066	13,104,630
Purchase of securities - AFS	(14,461,469)	(24,787,492)
Purchase of securities - HTM	(1,577,500)	(7,500,000)
Principal repayments on investment securities - AFS	6,457,689	4,739,184
Equity investment	—	(2,000,000)
Purchase of certificates of deposit	—	(496,000)
Purchase of FHLB stock	(16,700)	(27,500)
Proceeds from maturity of certificates of deposit	100,000	2,792,000
Purchase of property and equipment	(1,235,997)	(783,604)
Investment escrow payment	—	315,540
Prepaid merger expense	(390,057)	—

Net cash provided (used) by investing activities	(8,225,335)	(15,438,939)

See accompanying notes to condensed consolidated financial statements.

HARRODSBURG FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	For the Nine-Month Periods Ended June 30,
	2004	2003
Financing activities
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	365,859	4,403,112
Net increase (decrease) in certificates of deposit	(198,314)	13,037,890
Net increase (decrease) in custodial accounts	(663)	210
Purchase of treasury stock	(126,681)	(77,697)
Proceeds from FHLB borrowings	6,675,613	1,282,352
Repayment of FHLB borrowings	(39,750)	(4,090,452)
Proceeds from trust preferred securities		5,000,000
Payment of dividends	(714,074)	(777,442)
Proceeds from exercise of stock options	82,500

Net cash provided (used) by financing activities	6,044,490	18,777,973

Increase (decrease) in cash and cash equivalents	(1,840,059)	4,336,320

Cash and cash equivalents, beginning of period	8,538,259	9,555,676

Cash and cash equivalents, end of period	$6,698,200	$13,891,996

Supplemental Disclosures
Cash payments for:
Interest on deposits	$3,182,314	$3,225,072

Income taxes	$115,288	$359,744

Other non cash transactions:
Loans transferred to other real estate owned	$558,154	$74,754

Loans to facilitate sale of other real estate owned	$0	$307,440

Purchase of common stock	$0	$1,894,612

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB Annual Report for 2003 filed with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements reflect all adjustments (which were normal and recurring) that are, in the opinion of the Company’s management, necessary to present the financial position, results of operations, and cash flows of the Company. The results of operations and other data for the three and nine-month period ended June 30, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2004 or any future period. The consolidated balance sheet of the Company as of September 30, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date and have been restated to comply with the provisions of FIN 46 (Revised).

Stock Options

At June 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretatins. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended June 30
	2004	2003
Net income (loss), as reported	$(681,797)	$226,969
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	3,925	3,925

Pro forma net income (loss)	$(685,722)	$223,044

Earnings per share:
Basic – as reported	$(.58)	$.18

Basic – pro forma	$(.59)	$.18

Diluted – as reported	$(.58)	$.18

Diluted – pro forma	$(.59)	$.18

	Period Ended June 30
	2004	2003
Net income (loss), as reported	$(338,673)	$875,933
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	11,775	11,775

Pro forma net income (loss)	$(350,448)	$864,158

Earnings per share:
Basic – as reported	$(.29)	$.69

Basic – pro forma	$(.30)	$.69

Diluted – as reported	$(.29)	$.69

Diluted – pro forma	$(.30)	$.69

2.	Recent Accounting Changes

During the quarter ended March 31, 2004, the Company applied the provisions of Financial Accounting Standards Board Interpretation 46 (Revised), Consolidation of Variable Interest Entities, to its trust preferred securities. The primary impact of this change was to report the Company’s subordinated debt to the trust on the face of the accompanying balance sheet rather than the minority interest in the trust, as previously presented. This change has been made for all periods presented. This change did not have a material impact on the Company’s total assets, liabilities, stockholders’ equity or results of operations.

3.	Subsequent Event

On July 9, 2004 at 5:00 p.m., the Company completed its strategic alliance with Independence Bancorp, New Albany Indiana (“Bancorp”). The Company now operates under the name of 1st Independence Financial Group, Inc. (“1st Independence Financial”) and First Financial now operates under the name of 1st Independence Bank, Inc. First Financial Bank was merged with and into 1st Independence Bank, Bancorp’s wholly owned subsidiary. Approximately 690,000 shares of 1st Independence Financial’s common stock will be issued to Bancorp’s shareholders. Additionally, 1st Independence Financial will change its year end from September 30 to December 31.

Under the terms of the agreement, one share of the Company’s common stock will be issued for each share of Bancorp. The acquisition will be accounted for under the purchase method of accounting. The Company will recognize approximately $258,000 in core deposit intangibles which will be amortized over a seven year period and approximately $11,466,000 of goodwill. At June 30, 2004, Bancorp had total assets and shareholders’ equity of approximately $145,843,000 and $8,520,000. The results of operations of Bancorp will be included in the Company’s results beginning July 9, 2004.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

At June 30, 2004, total assets increased approximately $6.8 million to $180.4 million from $173.6 million at September 30, 2003. For the three months ended June 30, 2004, the Company incurred a net loss of $682,000 or $(.58) per diluted share. This represents a decrease in net earnings of $909,000 compared to the same three month period in 2003. Net earnings for the three month period ended June 30, 2003 totaled $227,000 or $.18 per diluted share. For the nine months ended June 30, 2004, the Company incurred a net loss of $339,000 or $(.29) per diluted share, representing a decrease in net earnings of $1.2 million compared to net earnings of $876,000 or $.69 per diluted share for the nine-month period ended June 30, 2003.

During the quarter ended June 30, 2004, the Company incurred a non-recurring net charge of approximately $469,000 after taxes, or $.40 per diluted share, in connection with the termination of its data processing contract as a result of the merger with Independence Bancorp, which was completed on July 9, 2004. See “Note 3 – Subsequent Event to the Unaudited Condensed Consolidated Financial Statements.”

Additionally, on or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson in the Commonwealth of Kentucky by certain persons arising from a stock buyback made by the Company in a tender offer prior to the announcement of a merger. Such persons are seeking damages in connection with the shares it sold in the tender offer. The Company believes that the complaint is without merit.

On July 9, 2004, the Company completed its strategic alliance with Independence Bancorp, New Albany, Indiana, see “Note 3 – Subsequent Event to the Unaudited Condensed Consolidated Financial Statements”. Upon completion of the strategic alliance, the Company expanded its operations by adding four full service banking offices located in New Albany, Jeffersonville and Marengo, Indiana and Louisville, Kentucky. The Company also operates 1st Independence Mortgage Group, Inc. in both Louisville, Kentucky and Southern Indiana. Because of the Company’s expanded operations, non-interest will increase in future periods.

Set forth below is a detailed discussion of the changes to the condensed consolidated financial statements as of June 30, 2004.

Financial Condition

The Company’s consolidated assets increased approximately $6.8 million, or 3.94% to $180.4 million at June 30, 2004 compared to $173.6 million at September 30, 2003. Net loans increased $5.0 million, securities available-for-sale increased $2.7 million, real estate owned increased $537,000, and premises and equipment increased $1.0 million while securities held-to-maturity decreased $1.5 million. Advances from the Federal Home Loan Bank increased $6.6 million, and deposits increased by $167,000 at June 30, 2004 compared to September 30, 2003.

Securities available-for-sale increased $2.7 million to $34.4 million at June 30, 2004. The increase of $2.7 million was due to the purchase of $14.5 million in securities of U.S. Government agencies plus unrealized appreciation of $193,000 offset in part by the sale of $5.4 million in securities of U.S. Government agencies, principal repayments on U.S. Government agency mortgage pool securities totaling $6.4 million and amortization of investment premium totaling $200,000.

Loans receivable, net increased $5.0 million from $117.6 million at September 30, 2003 to $122.6 million at June 30, 2004. Net loans for First Financial increased $6.1 million in this period while net loans for Citizens decreased $1.1 million in this same period. As previously disclosed, Citizens entered into a memorandum of understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). Pursuant to the understanding, among other things, Citizens may not increase its total assets by more than 5% during any consecutive three-month period without first providing at least 30 days advance notice to the Chicago regional director of the FDIC or the Commissioner of the KDFI.

Premises and equipment increased $1.0 million from $2.2 million at September 30, 2003 to $3.2 million at June 30, 2004. The increase is the result of new construction and expansion of First Financial’s main office totaling $1.1 million and approximately $137,000 of other additions, offset by a $90,000 loss on the writeoff of assets in connection with the merger with Independence Bancorp and depreciation on facilities of $147,000.

Total interest-bearing liabilities increased $6.9 million to $156.4 million at June 30, 2004 compared to $149.5 million at September 30, 2003. Advances from the Federal Home Loan Bank increased $6.6 million in this period.

Stockholders’ equity was $20.5 million at June 30, 2004, a decrease of approximately $263,000 from the balance at September 30, 2003. The net decrease of $263,000 is due to a net loss of $339,000, the declaration of dividends totaling $347,000, and the net purchase of treasury stock in the amount of $86,000, offset in part by an increase in net unrealized gains on available-for-sale securities of $193,000, plus an increase of $234,000 from the release of ESOP shares and $82,000 from the exercise of stock options.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Net Income

Net income decreased $909,000, or 400.4%, to a net loss of $682,000 for the three months ended June 30, 2004 compared to net income of $227,000 for the three-month period ended June 30, 2003. Non-interest expense increased $1.3 million, and non-interest income decreased $159,000, which was offset in part by an increase in net interest income of $37,000, a decrease in the provision for loan losses of $33,000, plus a decrease in income tax expense of $503,000.

Net Interest Income

Net interest income for the three months ended June 30, 2004 was $1.1 million. The increase in net interest income of $37,000 in the three-month period ended June 30, 2004 compared to the same period in 2003 was due to a reduction in interest expense of $88,000, offset by a decrease in interest income of $51,000. Interest income in the 2004 period was $2.2 million with an average yield of 5.14% compared to $2.2 million with an average yield of 5.56% in the 2003 period. Interest expense in the 2004 period was $1.0 million with an average rate paid of 2.73% compared to $1.1 million with an average rate paid of 3.11% in the 2003 period.

Interest Income

Interest income was $2.2 million, or 5.14% of average interest-earning assets for the three months ended June 30, 2004 compared to $2.2 million, or 5.56% of average interest-earning assets for the comparable 2003. The decrease in interest income of $51,000 was due to a decrease in the average yield on interest-earning assets in 2004 compared to 2003, offset in part by an increase in the average balance of interest-earning assets. The average balance of interest-earning assets was $168.2 million in the three month period ended June 30, 2004 compared to $159.9 million for this same period in 2003.

Interest Expense

Interest expense was $1.0 million, or 2.73% of average interest-bearing liabilities for the three months ended June 30, 2004 compared to $1.1 million, or 3.11% of average interest-bearing liabilities for the same period in 2003. The decrease in interest expense of $88,000 was due to a reduction in the average rates paid on interest-bearing liabilities in 2004 compared to 2003, offset in part by an increase in the average balance of interest-bearing liabilities in 2004 compared to 2003. The average balance of interest-bearing liabilities was $151.5 million in the three-month period ended June 30, 2004 compared to $134.2 million for the same period in 2003.

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

For the three months ended June 30, 2004, the provision for loan losses was $27,000 compared to $60,000 for the same period in 2003. The decrease in the provision for loan losses in 2004 as compared to the 2003 period was primarily related to the $60,000 provision for loan losses in 2003 in connection with Citizens’ loan portfolio.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income was $82,000 and $241,000 for the quarters ended June 30, 2004 and 2003, respectively. The decrease in non-interest income of $159,000 in 2004 compared to 2003 is primarily due to the loss of $90,000 on the writeoff of assets in connection with the merger with Independence Bancorp and the decrease in the earnings of the equity method investee of $46,000.

Non-Interest Expense

Non-interest expense increased approximately $1.3 million, or 146.9% to $2.2 million for the three-month period ended June 30, 2004 compared to $905,000 for the same period in 2003. The increase of $1.3 million is primarily due to an increase in data processing expense of $957,000, an increase in compensation expense of $271,000, plus an increase in other operating expenses of $79,000. The increase in data processing of $957,000 is primarily due to a lease termination fee and other related charges on a service bureau contract for data processing services, as a result of the merger with Independence Bancorp. Compensation expense increased $271,000 of which approximately $150,000 is related to increases in benefit expenses pertaining to the ESOP and other retirement plans. The increase in other operating expense is primarily due to an increase in printing cost of $37,000 associated with the merger.

Effective June 30, 2004, Jack D. Hood’s, employment ended as Treasurer and Director of the Company and First Financial. Mr. Hood will be paid his salary through June 30, 2005. Additionally, Mr. Hood was named a Director Emeritus of 1st Independence Bank, Inc. and will be paid a monthly fee of $500 through June 30, 2006. Upon the completion of the merger, the accounting department was relocated to the New Albany, Indiana branch. Because of the relocation, the employment of a long time employee of the Company and First Financial ended, effective June 30, 2004. Such employee’s salary will be paid through December 31, 2004. For the quarter ended June 30, 2004, the Company accrued approximately $106,000 in connection with such employees’ termination of employment.

Results of Operations for the Nine Months Ended June 30, 2004 and 2003

Net Income

Net income decreased $1.2 million or 138.6% to a net loss of $339,000 for the nine months ended June 30, 2004 compared to net income of $876,000 for the nine-month period ended June 30, 2003. Non-interest expense increased $1.6 million, and non-interest income decreased $275,000, which was offset in part by an increase in net interest income of $116,000, a decrease in the provision for loan losses of $72,000, plus a decrease in income tax expense of $550,000.

Net Interest Income

Net interest income for the nine months ended June 30, 2004 was $3.4 million. The increase in net interest income of $116,000 in the nine-month period ended June 30, 2004 compared to the same period in 2003 was due to an increase in interest income of $64,000 plus a decrease in interest expense of $52,000. Interest income in the 2004 period was $6.6 million with an average yield of 5.30% compared to $6.5 million with an average yield of 5.66% in the 2003 period. Interest expense in the 2004 period was $3.2 million with an average rate paid of 2.82% compared to $3.2 million with an average rate paid of 3.28% in the 2003 period.

Interest Income

Interest income was $6.6 million, or 5.30% of average interest-earning assets for the nine months ended June 30, 2004 compared to $6.5 million, or 5.66% of average interest-earning assets for the same period in 2003. The increase in interest income of $64,000 was due to an increase in the average balance of interest-earning assets in 2004 compared to 2003, offset in part by a reduction in the average yields earned in 2004 compared to 2003. The average balance of interest-earning assets was $165.4 million in the nine-month period ended June 30, 2004 compared to $152.1 million for this same period in 2003.

Interest Expense

Interest expense was $3.2 million, or 2.82% of average interest-bearing liabilities for the nine months ended June 30, 2004 compared to $3.2 million, or 3.18% of average interest-bearing liabilities for the same period in 2003. The decrease in interest expense of $52,000 was due to the reduction in the rates paid on the average interest-bearing liabilities in the 2004 period compared to the same period in 2003, offset in part by an increase in the average balance of interest-bearing liabilities in 2004 compared to 2003. The average balance of interest-bearing liabilities was $150.5 million in the nine month period ended June 30, 2004 compared to $131.2 million for the same period in 2003.

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

For the nine months ended June 30, 2004, the provision for loan losses decreased by $72,000 to $79,000 compared to $151,000 for the same period in 2003. The decrease in the provision for loan losses in 2004 as compared to the 2003 period was primarily related to the $60,000 provision for loan losses in 2003 in connection with Citizens’ loan portfolio.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future and that additional provisions for losses will not be required.

Non-Interest Income

Non-interest income was $706,000 and $431,000 for the nine months ended June 30, 2004 and 2003, respectively. The decrease in non-interest income of $275,000 in 2004 compared to 2003 is primarily due to property and equipment sold at a gain of $115,000 in 2003 compared to a $89,000 loss in 2004 plus a decrease in the gain from the sale of investments totaling $45,000 and a decrease in the earnings of the equity method investee totaling $63,000.

Non-Interest Expense

Non-interest expense increased approximately $1.6 million, or 61.2% to $4.3 million for the nine-month period ended June 30, 2004 compared to $2.7 million for the same period in 2003. The increase of $1.6 million is primarily due to an increase of $970,000 in data processing expense, an increase of $374,000 in compensation expense, and a $231,000 increase in other operating expense. The increase in data processing expense is due to a lease termination fee and other related charges totaling approximately $957,000, resulting from the merger with Independence Bancorp. The increase of $374,000 in compensation and benefit expense is due primarily to increases in benefit expenses related to the ESOP, expense associated with stock options exercised, and other retirement plans totaling $255,000, plus normal increases in employee compensation and other benefits. The increase of $231,000 in other operating expenses is due to increases in legal and accounting fees of $56,000, an increase of $37,000 in printing expense, an increase of $13,000 in advertising expense, other real estate expenses of $34,000, and a net increase of $91,000 in all other expenses classified as other operating expenses. Legal and accounting fees have increased due to management’s expanded use of professional services related to the proposed merger of Independence Bancorp. Advertising increased in order to maintain and potentially increase market share. Printing expenses increased $37,000 related to the merger with Independence Bancorp. Other real estate expenses increased $34,000 as a result of a loan foreclosure by Citizens that resulted in real estate being acquired totaling $537,000.

Non-Performing Assets

The following table sets forth information with respect to the Banks’ non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

	June 30, 2004	September 30, 2003
	(amounts in thousands)
Loans accounted for on a non-accrual basis:[1]
Real Estate:
Residential	$153	$
Other	1,028		425
Commercial	257
Consumer	2

Total	1,440		425

Accruing loans which are contractually past due 90 days or more:
Real Estate:
Residential	371		197
Other	4		85
Consumer	106		128

Total	481		410

Total of non-accrual and 90 day past due loans	$1,921		$835

Percentage of net loans	1.57%		.71%

Other non-performing assets[2]	$537	$

[1]	Non-accrual status denotes any loan past due 90 days and whose loan balance, plus accrued interest exceeds 90% of the estimated loan collateral value. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, or both, depending on assessment of the collectibility of the loan.
[2]	Other non-performing assets represent property acquired by the Bank through foreclosure or repossessions accounted for as a foreclosure in-substance. This property is carried at the fair market of the property value, net of selling expenses.

At June 30, 2004, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Liquidity

The liquidity of the Company depends primarily on the dividends paid to it by First Financial and Citizens. The payment of cash dividends by the Banks on their common stocks is limited by regulations of the OTS and the FDIC, which are tied to their level of compliance with their regulatory capital requirements.

The Banks’ primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are advances from the FHLB of Cincinnati and other borrowings, such as Federal Funds purchased. At June 30, 2004, First Financial had advances from the FHLB totaling $7.5 million, and Citizens had advances from the FHLB totaling $1.84 million. First Financial and Citizens’ use FHLB borrowings during periods when management of the Banks believe that such borrowings provide a lower cost source of funds than deposit accounts, and they desire liquidity in order to help expand its lending operations.

The Company’s operating activities produced positive cash flows for the quarters ended June 30, 2004 and 2003.

The Company’s most liquid assets are cash and cash-equivalents, which include investments in highly liquid, short-term investments. At June 30, 2004 and September 30, 2003, cash and cash equivalents totaled $6.7 million and $8.5 million, respectively.

At June 30, 2004, the Banks had $89.2 million in certificates of deposits due within one year and $18.2 million due between one and three years. Management believes, based on past experience, that the Banks will retain much of the deposits or replace them with new deposits. At June 30, 2004, the Banks had $1.0 million in outstanding commitments to originate mortgages, unused home equity and commercial lines of credit totaling $11.2 million, available construction loan draws of $5.1 million, and standby letters of credit outstanding of $34,000. The Banks intend to fund these commitments with short-term investments and proceeds from loan repayments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponentt, Sue Saufley, and Hugh Coomer (the “Plaintiffs”). The lawsuit arises from offers to purchase securities made by the Registrant in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003 (the “Tender Offer”). The Plaintiffs allege that the Registrant made certain material misrepresentations in connection with certain statements made in the Tender Offer. The Plaintiffs are seeking damages in connection with the shares it sold in the Tender Offer. The registrant believes that the lawsuit is without merit.

Item 2.	Changes in Securities	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K

31.1 Certification of Principal Executive Officer as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification as required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Complaint, dated May 28, 2004, Larry Sutherland et al. vs. Harrodsburg First Financial Bancorp, Inc.*

*	Incorporated by reference to the Form 8-K filed with the Commission on June 2, 2004.

The following reports were filed on Form 8-K were filed during the quarter ended June 30, 2004.

On May 12, 2004, the Registrant filed a Form 8-K (Items 5and 7) to announce joint shareholder approval of the merger.

On June 2, 2004, the Registrant filed a Form 8-K (Items 5 and 7) to disclose that a complaint was filed against the Company in connection with a stock buy back.

On June 10, 2004, the Registrant filed a Form 8-K (Items 5 and 7) to disclose, among other things, receipt of final regulatory approvals to proceed with the merger .

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Independence Financial Group, Inc. (formerly Harrodsburg First Financial Bancorp, Inc.)

Date: August 12, 2004	/s/Arthur L. Freeman
Arthur L. Freeman, Chairman of the Board, Chief Executive Officer, and Chief Accounting Officer