Form 10KSB
period 2004-09-30
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2004-12-29
CIK 946738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission Number: 0-26570

1ST INDEPENDENCE FINANCIAL GROUP, INC.

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

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $9.04 million.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the NASDAQ National Market on December 1, 2004, was approximately $28.4 million.

As of December 1, 2004 there were issued and outstanding 1,913,368 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK FACTORS

This filing, like many written and oral communications presented by the Registrant (as defined herein) and its authorized officials, may contain certain forward-looking statements regarding the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Registrant, are generally identified by use of the words “plan,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Registrant’s ability to predict results or the actual effects of its plans or strategies, including its recent merger with Independence Bancorp, is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

The following factors, among others, could cause the actual results of the Independence Bancorp merger to differ materially from the expectations stated in this filing, the ability to successfully integrate the companies following the merger, including the retention of key personnel; the ability to fully realize the expected cost savings and revenues; and the ability to realize the expected cost savings and revenues on a timely basis.

Additional factors that could have a material adverse effect on the operations of the Registrant include, but are not limited to, changes in general economic conditions; interest rates, deposit flows, loan demand, real estate values, competition and demand for financial services and loan, deposit, and investment products in the Registrant’s local markets, changes in the quality of composition of the loan or investment portfolios, changes in accounting principles, policies, or guidelines; changes in legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Registrant’s operations, pricing, and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Registrant undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

Item 1.	Business

General

On July 9, 2004, Harrodsburg First Financial Bancorp, Inc. (“HFFB”) changed its name to 1st Independence Financial Group, Inc. (the “Company”, or collectively with its subsidiaries, the “Registrant”) and acquired the remaining 77.5% interest of Independence Bancorp, New Albany, Indiana (“Independence”) in a purchase transaction calling for the exchange of one share of its common stock for each share of Independence common stock held by Independence shareholders (the “Merger”). HFFB acquired 22.5% of Independence on December 31, 2002. Upon completion of the Merger, HFFB issued approximately 696,000 shares to the Independence shareholders and exchanged approximately 60,000 stock options held by directors, executive officers, and employees of Independence. Additionally, as previously disclosed, the Company’s year end will change from September 30 to December 31.

In connection with the Merger, HFFB’s, wholly owned subsidiary, First Financial Bank and Independence’s wholly owned subsidiary, 1st Independence Bank merged their operations (the “Bank Merger”). The Bank Merger occurred at the same time as the Merger and the resulting institution became a Kentucky state-chartered bank. In order to facilitate the Bank Merger and its conversion to a Kentucky state-chartered bank, I-Bank, Inc. (“I-Bank”) was formed. I-Bank, an interim Kentucky state-chartered bank, was wholly owned by 1st Independence Bank. First Financial Bank merged with and into 1st Independence Bank and 1st Independence Bank simultaneously merged with and into I-Bank, as the resulting institution. The resulting institution, a Kentucky state-chartered bank, is known as 1st Independence Bank, Inc. (the “Bank”).

The Bank currently serves its customers through a network of seven branches located in Harrodsburg, Lawrenceburg and Louisville, Kentucky and New Albany, Jeffersonville, Marengo and Clarksville, Indiana. The Bank also operates a mortgage division, 1st Independence Mortgage Group, that originates one-to-four family residential mortgage loans. 1st Independence Mortgage Group operates throughout the Bank’s branch network and has one stand alone location in Louisville, Kentucky. The Bank also offers limited trust services.

The Registrant provides commercial and retail banking services, with an emphasis on commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage Group, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At September 30, 2004, the Registrant had total assets, deposits and equity of $320.0 million, $219.8 million, and $37.1 million, respectively. The Registrant’s business is conducted principally through the Bank. Unless the context indicates otherwise, all references to the Registrant refer collectively to the Company and the Bank.

Recent Developments

On October 22, 2004, the Company entered into a stock purchase agreement with Porter Bancorp, Inc., Shepherdsville, Kentucky (“Porter Bancorp”) to sell its 55.8% interest in Citizens Financial Bank, Inc., Glasgow, Kentucky (“Citizens”) for $2,300,000, or $16.33 per share. The proposed sale of Citizens reflects the Company’s revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky. The Company purchased its investment in Citizens in July 2001, which constitutes approximately 13% of the Company’s consolidated assets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, at September 30, 2004, the Company reclassified its investment in Citizens as an available for sale asset and recognized an after tax loss of approximately $230,000. See Note 3 to the Registrant’s financial statements, presented herein, for a more detailed discussion. Additionally, the financial tables also presented herein, have been revised to reflect the discontinued operations of Citizens.

Concurrently, with the signing of the stock purchase agreement, the Bank entered into a real estate contract with Porter Bancorp’s affiliate, Ascencia Bank, to purchase property and a building, located at 8620 Biggin Hill Lane, Louisville, Kentucky. Under the terms of the real estate contract, the Bank agreed to pay $2,300,000 for the property. The Bank plans to use the property to accommodate its future growth plans.

The proposed sale of Citizens is subject to regulatory approval. Both the stock purchase transaction and the real estate transaction are expected to close on or about January 31, 2005.

On November 1, 2004, the Bank formed a title insurance company, Foundation Title Company, LLC, located in Jeffersonville, Indiana.

Market Area and Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Registrant’s market area of Anderson, Jefferson, and Mercer Counties, Kentucky and Floyd, Clark and Crawford Counties, Indiana. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Registrant’s loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated. Loan balances related to the discontinued operations of Citizens for 2001-2003 have been eliminated.

	At September 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Type of Loans:
Real Estate:
Commercial(1)	$29,767	13.93%	$10,441	12.31%	$13,040	13.94%	$11,984	11.34%	$11,541	11.03%
Residential(2)	118,109	55.26	64,155	75.66	71,235	76.18	81,584	77.18	82,767	79.12
Construction	30,191	14.13	3,165	3.73	3,803	4.07	7,160	6.77	6,319	6.04
Commercial	17,002	7.96	3,900	4.60	2,195	2.35	1,166	1.10	337	0.32
Consumer:
Home equity	14,900	6.97	1,878	2.22	1,630	1.74	1,873	1.77	1,775	1.70
Other(3)	3,750	1.75	1,257	1.48	1,607	1.72	1,941	1.84	1,872	1.79

Total loans	213,719	100.00%	84,796	100.00%	93,510	100.00%	105,708	100.00%	104,611	100.00%

Less:
Loans in process	—		—		—		2,687		2,947
Deferred loan origination fees and costs, net	623		473		439		438		411
Allowance for loan losses	2,560		391		390		407		372

Loans, net	$210,536		$83,932		$92,681		$102,176		$100,881

Loans held for sale	$2,187		$—		$—		$—		$—

(1)	Includes agricultural loans. At September 30, 2004 – 2000, agricultural loans totaled $2.5 million, $9.9 million, $4.8 million, $3.6 million, and $4.2 million, respectively.

(2)	Includes multi-family loans. At September 30, 2004 – 2000, multi-family loans totaled $1.6 million, $2.0 million, $2.3 million, $2.5 million, and $2.9 million, respectively.

(3)	Includes home improvement, personal loans, auto loans, and savings account loans.

Loan Maturity Tables

The following table sets forth the maturity of the Registrant’s loan portfolio at September 30, 2004. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
	(In Thousands)
Real Estate:
Commercial	$5,384	$13,132	$11,251	$29,767
Residential	14,203	12,440	91,466	118,109
Construction	18,164	5,969	6,058	30,191
Commercial	9,792	4,649	2,561	17,002
Consumer	1,643	14,587	2,420	18,650

Total	$49,186	$50,777	$113,756	$213,719

The following table sets forth as of September 30, 2004 the dollar amount of all loans, that are due after September 30, 2005 and have either fixed rates of interest or floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real Estate:
Commercial	$11,006	$13,377	$24,383
Residential	30,209	73,697	103,906
Construction	4,438	7,589	12,027
Commercial	4,058	3,152	7,210
Consumer	2,251	14,756	17,007

Total	$51,962	$112,571	$164,533

Commercial Real Estate Loans. Since the completion of the Merger, the Registrant has changed the composition of its loan portfolio to emphasize commercial real estate loans in order to enhance yields on its assets. The commercial real estate loans originated are generally made to individuals, small businesses and partnerships located in the Registrant’s primary market area. Such loans are generally secured by first mortgages on apartment buildings, office buildings, churches and other properties. Adjustable-rate loans for this type of lending have a margin that is 50 to 150 basis points higher than the margin added to single-family owner-occupied property loan. Commercial real estate loans are adjustable-rate loans with terms of 30 years or less and loan-to-value ratios typically not exceeding 80%. At September 30, 2004, commercial real estate loans totaled approximately $27.2 million or 12.75% of the total loan portfolio.

Commercial real estate lending entails significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property.

Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. To minimize these risks, the Registrant generally limits loans of this type to its market area and to borrowers with which it has substantial experience and expertise in the commercial real estate market. The Registrant’s underwriting procedures require verification of the borrower’s credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is their current practice to obtain personal guarantees from all principals obtaining this type of loan. The Registrant also obtains appraisals on each property. All appraisals on commercial and multi-family real estate are reviewed by Registrant’s management.

Included in the commercial real estate loan category are agricultural loans. Since the completion of the Merger, the Registrant has de-emphasized the origination of agriculture loans. At September 30, 2004, total agricultural loans totaled $2.5 million, or 1.19% of the Registrant’s loan portfolio.

Residential Loans. The Registrant’s residential loans consist of one- to four-family and multi-family residential mortgage loans that are secured by property located in its primary market area. The Registrant generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 85% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 89.9% of the value of the mortgaged property typically carry higher rates commensurate with the higher risk associated with this type of loan. At September 30, 2004, one-to four-family and multi-family residential loans totaled approximately $116.5 million, and $1.6 million, respectively, or 54.53% and 0.73%, respectively, of the total loan portfolio.

The Registrant offers three types of residential adjustable rate mortgage loans, all of which use the index value of the Weekly Average Yield on United States Treasury Securities Adjusted to a Constant Maturity of One Year plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to four-family property loan is generally 50 basis points higher than on an owner-occupied property loan. The Registrant’s adjustable-rate one-to- four family and multi-family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. All fixed rate one-to-four family loans with a term of ten to thirty years are originated and sold on the secondary market through 1st Independence Mortgage Group. At September 30, 2004, loans held for sale totaled approximately $2.2 million.

Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, builders, depositors and borrowers within the Registrant’s market area. Mortgage loans originated and held by the Registrant in its portfolio generally include due-

on-sale clauses which gives it the contractual right to deem the loan immediately due and payable in the event that the borrower sells or otherwise transfers an interest in the property to a third party.

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

Construction and Land Development Loans. The Registrant engages in construction lending involving loans to qualified borrowers for construction of one- to four-family dwellings, multi-family residential units, commercial buildings and churches, and single family subdivision land development loans with the intent of such loans converting to permanent financing upon completion of construction. All construction and development loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At September 30, 2004, construction loans totaled approximately $30.2 million, or 14.13%, of the Registrant’s total loan portfolio.

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

Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. The Registrant has sought to minimize this risk by requiring precise construction cost estimates, specifications, and drawing plans from qualified borrowers in their market area along with tighter underwriting guidelines relating to borrower cash flow and net worth.

Commercial Loans. The Registrant originates fixed-rate and adjustable-rate commercial loans secured by commercial properties. These loans are originated with maximum loan-to-value ratios of 80% of the value of the respective property. At September 30, 2004, commercial loans totaled approximately $17.0 million, or 7.96%, of the total loan portfolio.

Loans secured by commercial properties generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial lending are the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Registrant requires borrowers and loan guarantors, if any, to provide annual financial statements on commercial loans. In reaching a decision on whether to make a commercial loan, the Registrant considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. The Registrant generally requires an environmental survey for all commercial loans over $500,000.

Consumer Lending. The Registrant originates consumer loans on either a secured or unsecured basis. The Registrant generally makes certificate of deposit loans for terms of up to the terms of the certificate of deposit collateralizing the loan and up to the face amount of the certificate. The interest rate charged on these loans is up to 2% higher than the rate paid on the certificate, and interest is changed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Registrant as collateral for the loan. At September 30, 2004, consumer loans totaled approximately $18.7 million, or 8.72%, of the total loan portfolio.

Consumer loans may entail greater risk than residential loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

Loan Approval Authority and Underwriting. The Registrant has established various lending limits for its officers and maintains a loan committee that consists of N. William White, President and Chief Executive Officer of the Bank, Alan D. Shepard, Executive Vice President of the Bank and seven other senior officers of the Bank. Any two officers may join together to approve loans, but only to the limit of the higher authority of the two officers. The loan committee approves loans that exceed the limits established for individual officers and may approve secured loans of up to $1,500,000 and unsecured loans up to $10,000. The Bank’s loan committee, which consist of four outside Bank directors, must approve all loans that exceed the lending limits of the loan committee.

For all loans originated by the Registrant, upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. All appraisals are reviewed by the Bank’s loan officers designated by the Bank’s Board of Directors. An independent appraiser designated and approved by the Bank’s Board of Directors is utilized for all real estate mortgage loans. For construction/permanent loans, the funds advanced during the construction phase are disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by an independent contractor hired by the Bank or in some cases by an officer of the Bank. For real estate loans, the Bank requires either title insurance or a title opinion. Borrowers must also obtain fire and casualty, hazard or flood insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

Loan Commitments. The Registrant issues written commitments to prospective borrowers on all approved commercial real estate loans in excess of $100,000. Generally, the commitment requires acceptance within 20 days of the date of issuance. At September 30, 2004, the Registrant had approximately $30.2 million of commitments to cover originations and unused lines of credit.

Non-Performing and Problem Assets

Loan Delinquencies. The Registrant’s collection procedures provide that when a loan is 10 days past due, a notice of nonpayment is sent. Delinquent notices are sent if the loan becomes delinquent for more than 30 days and generally the borrower will receive a letter or be personally contacted by an officer of the bank. If payment is still delinquent after 60 days, the customer will again receive a letter and/or telephone call and may receive a visit from an officer representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, management will generally initiate legal proceedings.

Loans are reviewed on a monthly basis by management and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non- accrual status is charged against interest income. Subsequent interest payments are applied to the outstanding principal balance.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned and certain other repossessed assets and loans. Non-performing asset balances related to the discontinued operations of Citizens for 2001-2003 have been eliminated. Additionally, as of the dates indicated, the Registrant had no loans categorized as troubled debt restructuring within the meaning of SFAS 15 and impaired loans within the meaning of meaning of SFAS 114, as amended by SFAS 118, were approximately $688,000 at September 30, 2004.

	At September 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$857	$1	$—	$—	$—

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Residential	$286	$189	$217	$166	$446
All other mortgage loans	—	7	5	6	16
Non-mortgage loans:
Commercial	8	85	—	—	—
Consumer	68	129	112	50	55

Total	362	410	334	222	517

Total nonperforming loans	1,219	411	334	222	517
Real estate owned	—	—	233	—	—

Total non-performing assets	$1,219	$411	$567	$222	$517

Total non-performing loans to net loans	.57%	.48%	.36%	.22%	.51%

Total non-performing loans to total assets	.44%	.31%	.27%	.18%	.44%

Total non-performing assets to total assets	.44%	.31%	.45%	.18%	.44%

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Registrant’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Kentucky Office of Financial Institutions which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The following table sets forth the Registrant’s classified assets in accordance with its classification system:

At September 30, 2004
(In Thousands)
Special Mention	$—
Substandard	2,606
Doubtful	—
Loss	—

Total	$2,606

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

The following table sets forth information with respect to the Registrant’s allowance for loan losses at the dates and for the periods indicated below. Balances related to the discontinued operations of Citizens for 2001-2003 have been eliminated.

	At or for the Year Ended September 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Total loans outstanding	$213,719	$84,796	$93,510	$103,021	$101,644

Average loans outstanding	$112,844	$87,335	$96,669	$102,989	$95,726

Allowance balance (at beginning of period)	$391	$390	$407	$372	$370
Acquisition of Independence	1,046	—	—	—	—
Provision for loan losses	1,203	2	—	35	15
Net charge-offs (recoveries):
Residential	(2)	1	17	—	—
Commercial	67	—	—	—	—
Consumer	15	—	—	—	13

Allowance balance (at end of period)	$2,560	$391	$390	$407	$372

Allowance for loan losses as a percent of total loans outstanding	1.20%	.46%	.42%	.40%	.37%

Net loans charged off as a percent of average loans outstanding	.07%	.00%	.02%	.00%	.01%

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

Analysis of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category. Balances related to the discontinued operations of Citizens for 2001-2003 have been eliminated.

	At September 30,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount		Percent of Loans to Total Loans
	(Dollars in Thousands)
Real Estate:
Commercial	$825	13.93%	$108	12.31%	$54	13.94%	$46	11.34%	$41		11.03%
Residential	186	55.26	257	75.66	298	76.18	314	77.18	295		79.12
Construction	190	14.13	—	3.73	16	4.07	28	6.77	22	(1)	6.04
Commercial	1,065	7.96	—	4.60	9	2.35	4	1.10	1		0.32
Consumer	294	8.72	26	3.70	13	3.46	15	3.61	13		3.49

Total allowance for loan losses	$2,560	100.00%	$391	100.00%	$390	100.00%	$407	100.00%	$372		100.00%

(1)	At September 30, 2000, includes $21,000 of specific reserves attributable to two particular loans and not available for other loan losses.

Return On Equity And Assets Ratios

	At Or For The Years Ended September 30,
	2004	2003(1)	2002(1)
Average equity to average assets	14.79%	16.08%	17.70%
Return on average equity	(4.58%)	5.65%	4.32%
Return on average assets	(0.68%)	.91%	.76%
Dividend payout ratio	(46.75%)	61.28%	77.37%

(1)	Ratios have been restated to reflect the discontinued operations of Citizens.

Investment Activities

The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets that may be invested in specified short-term securities and certain other investments. However, the FDIC does not prescribe by regulation to a minimum or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as “held to maturity,” “available for sale” or “trading.” As of September 30, 2004, the Registrant had securities (including mortgage-backed securities) classified as “held to maturity” and “available for sale” in the amount of $2.2 million and $27.3 million, respectively and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the fair market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At September 30, 2004, the Registrant’s securities available for sale had an amortized cost of $22.1 million and fair market value of $27.3 million. Changes in the fair market value of securities available for sale do not affect the Registrant’s income. In addition, changes in the fair market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At September 30, 2004, the Registrant’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker’s acceptances, (vi) certificates of deposit, (vii) equity investments, and (viii) investment grade corporate bonds and commercial paper. The board of directors may authorize additional investments.

As a source of liquidity and to supplement the Registrant’s lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities to investors. The quasi- governmental agencies guarantee the payment of principal and interest to investors and include FreddieMac, GinnieMae, and FannieMae.

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

At September 30, 2004, the Registrant’s securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant’s equity.

Investment Portfolio. The following table sets forth the carrying value of the Registrant’s investment securities at the dates indicated.

	At September 30,
	2004	2003(1)(2)	2002(1)
	(In Thousands)
Investment securities available for sale:
Mortgage backed securities	$19,166	$21,444	$8,034
U.S. government and federal agencies securities	2,547	2,008	—
Municipal bonds	507	—	—
FreddieMac stock	5,105	4,036	4,309

Total	$27,325	$27,488	$12,343

Investment securities held to maturity:
U.S. government and federal agencies securities	$2	$3,002	$2,007
Municipal bonds	2,150	1,402	214

Total	2,152	$4,404	$2,221

Total investment securities	$29,477	$31,892	$14,564

(1)	Balances related to the discontinued operations of Citizens have been restated.

(2)	At September 30, 2003, the table does not reflect the Company’s 22.5% equity investment in Independence.

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Registrant’s investment securities portfolio at September 30, 2004. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	As of September 30, 2004
	One Year or Less		More Than One to Five Years		More Than Five to Ten Years		More than ten years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(Dollars in Thousands)
Investment securities available for sale:
Mortgage-backed securities	$—	—%	$631	3.92%	$13,910	4.05%	$4,625	5.03%	$19,166	4.28%
U.S. government and federal agencies securities	—	—	1,506	4.90	1,041	3.01	—	—	2,547	5.69
Municipal bonds	—	—	185	2.15	—	—	322	5.86	507	4.50
FreddieMac stock	—	—	—	—	—	—	5,105	1.30	5,105	1.30

Total	$—	—%	$2,322	2.96%	$14,951	3.98%	$10,052	3.16%	$27,325	3.59%

Investment securities held to maturity:
Mortgage-backed securities	$2	11.54%	$—	—%	$—	—%	$—	—%	$2	11.54%
Municipal bonds	109	4.31	148	4.57	509	3.14	1,384	4.59	2,150	4.23

Total	$111	4.42%	$148	4.57%	$509	3.14%	$1,384	4.59%	$2,152	4.24%

Total investment securities	$111	4.42%	$2,470	3.05%	$15,460	3.95%	$11,436	3.33%	$29,477	3.64%

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

Deposits. Consumer and commercial deposits are attracted principally from within the Registrant’s primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2004, the Registrant had brokered accounts totaling $24.3 million.

Jumbo Certificates of Deposit. The following table sets forth the amount of the Registrant’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2004.

Certificates of Deposit
(In Thousands)
Maturity Period
Three months or less	$28,314
More than three through six months	9,043
More than six through twelve months	7,418
Over twelve months	7,237

Total	$52,012

The following table sets forth the Registrant’s average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

	At September 30,
	2004		2003(1)		2002(1)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Deposit Category:
Demand and Savings Accounts(2)	28,010	1.15%	$20,654	1.36%	$20,403	1.56%
Certificates	96,874	2.85	82,814	3.53	79,560	4.76

	124,884	2.47%	$103,468	3.10%	$99,963	4.10%

(1)	Balances related to the discontinued operations of Citizens have been eliminated.

(2)	Includes non-interest bearing and savings accounts, which represent less than 10% of total deposits.

Borrowings. Deposits are the primary source of funds of the Registrant’s lending and investment activities and for its general business purposes. The Registrant may obtain advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and other short-term borrowings, such as federal funds purchased and issuance of securities sold under repurchase agreements to supplement its supply of lendable funds and to also supplement short-term liquidity. The Company may also borrow funds for capital and other purposes. Advances from the FHLB of Cincinnati are typically secured by a pledge of the Bank’s stock in the FHLB of Cincinnati and a portion of their first mortgage loans and certain other assets. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2004, the Registrant’s borrowings totaled $21.3 million, of which $7.1 million were short-term and $14.2 million were long-term. See Notes 10 and 11 to the Financial Statements.

Personnel

As of September 30, 2004, the Registrant had 76 full-time employees and 13 part-time employees. None of the Registrant’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

Regulation of the Company

General. The Company is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). In addition, the Company is subject to the provisions of Kentucky’s banking laws regulating bank acquisitions and various activities of controlling bank shareholders. As a bank holding company, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “FRB”) and is required to file periodic reports with the FRB. The Kentucky Office of Financial Institutions (“KOFI”) may also conduct examinations of the Company to determine whether it is in compliance with applicable Kentucky banking laws and regulations. In addition, the FRB has enforcement authority over the Company and any of its non- financial institution subsidiaries. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of the Company’s stockholders.

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

Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The FRB’s capital adequacy guidelines are similar to those imposed on the Bank. See “Regulation of the Bank - Regulatory Capital Requirements.”

Restrictions on Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Accordingly, the Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Acquisition of Banks. The BHC Act also requires a bank holding company to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisition of any additional banks would require prior approval from both the FRB and the KOFI.

Non-Banking Activities. A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

Regulation of the Bank

General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws. The Bank is a Kentucky state-chartered stock-form commercial bank and its deposit accounts are insured under the Bank Insurance Fund (“BIF”), and through its acquisition of First Financial Bank, some of its deposits are insured by the Savings Association Insurance Fund (“SAIF”). The Bank is subject to extensive regulation and supervision by the KOFI as its chartering agency, and by the FDIC, as its deposit insurer. The Bank must file reports with the KOFI and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law.

Federal and Kentucky banking laws and regulations control, among other things, the Bank’s required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends and other aspects of the Bank’s operations. The regulatory structure also gives the respective regulatory authorities extensive discretion in connection with its supervisory and enforcement activities and examination policies, including polices with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Supervision, regulation and examination of the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company’s stock or for the Company as the holder of the stock of the Bank.

Insurance of Deposit Accounts. The Bank is a member of the BIF and, through its acquisition of First Financial Bank, also holds some deposits that are considered to be insured by the SAIF.

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group, based on the institution’s financial information, as of the reporting period ending seven months before the assessment period. The supervisory subgroup to which an institution is assigned is based on the supervisory evaluation provided to the FDIC by the institution’s primary federal regulator, and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for both BIF and SAIF deposits are determined semiannually by the FDIC and currently range from zero basis points to 27 basis points.

The FDIC is authorized to raise the assessment rates in certain circumstances, including maintaining or achieving the designated reserve ratio of 1.25%, which requirement the BIF and SAIF currently meet.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was signed into law. Among other things, the law spreads the obligations for payment of the financing corporation (“FICO”) bonds across all SAIF and BIF members. Prior to January 1, 2000, BIF members were assessed for FICO payments at approximately 20% of SAIF members. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000.

Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank does not know of any practice, condition, or violation that might lead to the termination of deposit insurance.

Regulatory Capital Requirements. The FDIC has adopted regulations requiring institutions under their respective jurisdictions maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. Specifically, all savings institutions and banks must maintain the following ratios: (1) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest rating, “composite 1 CAMELS,” on its most recent examination) of total adjusted assets; and (2) total capital (defined as Tier 1 capital plus supplementary (Tier 2) capital) equal to 8% of total risk-weighted assets. In addition, savings institutions are required under applicable federal law to maintain tangible equity capital equal to at least 1.5% of total adjusted assets. At September 30, 2004, the Bank was in compliance with the capital requirements of the FDIC.

Dividend and Other Capital Distribution Limitations. The KOFI impose restrictions on the ability of Kentucky commercial banks to pay dividends and to make other capital distributions. In general, the Banks are prohibited from paying any dividends or other capital distributions if, after the distribution, they would be undercapitalized under applicable federal law.

In addition, under applicable provisions of Kentucky law, the prior approval of the KOFI is required if the total of all dividends declared by the Bank in any calendar year exceeds its respective net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At September 30, 2004, the Bank could pay dividends to the Company of approximately $195,000, without regulatory approval.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of twelve (12) regional federal home loan banks that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At September 30, 2004, the Bank was in compliance with these FRB requirements.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B o the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. Generally, a bank’s subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of a savings bank, and any companies that are controlled by such parent holding company, are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as or no less favorable to, the savings bank or its subsidiary as similar transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans made by the Bank to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act governs a savings bank’s loans to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank’s total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10 % of more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as those offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Item 2.	Description of Property

(a) Properties

The Registrant’s corporate office is located at 104 South Chiles Street in Harrodsburg, Kentucky and conducts its business through seven full service offices located in Harrodsburg, Lawrenceburg and Louisville, Kentucky and Jeffersonville, New Albany, Marengo and Clarksville, Indiana. 1st Independence Mortgage Group conducts its business throughout the Bank’s branch network and has one stand alone office in Louisville, Kentucky. Foundation Title Company leases its office space through the Bank in Jeffersonville, Indiana.

At September 30, 2004, the Registrant owned all of its offices except for its offices located in Louisville, Kentucky, Jeffersonville and New Albany, Indiana. See Note 8 to the Registrant’s financial statements herein. The Clarksville, Indiana branch was opened on December 13, 2004. The new branch is leased from Chalfant Industries, Inc., a company owned by a director of the Company and the Bank. The Registrant believes that all of its facilities are adequate to meet their present and immediate foreseeable needs.

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

The Registrant, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no material lawsuits pending or known to be contemplated against the Registrant at September 30, 2004.

On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponentt, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. The Plaintiffs are seeking to recover compensatory and punitive damages in connection with the shares it sold in the tender offer and their attorneys’ fees. Discovery in the matter is currently underway and a trial date has not been set. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss of contingency for this litigation. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.

Item 4.	Submission of Matters to a Vote of Security Holders

HFFB’s Annual Meeting of Stockholders was held on May 11, 2004. Of the total shares eligible to be cast of 1,222,978, 1,067,750 shares of Harrodsburg First Financial Bancorp, Inc. common stock were represented at the Annual Meeting in person or by proxy.

Proposal 1:

Stockholders voted in favor of the adoption of an Agreement and Plan of Reorganization between HFFB, First Financial Bank, Independence, and Independence Bank, dated January 22, 2004 and the approval of issuance of shares of the Company’s common stock in the Merger. Votes were cast as follows: For - 722,150; Against - 17,447; Abstain - 6,119.

Proposal 2:

Shareholders voted in favor of the HFFB 2004 Stock Option Plan. Votes were cast as follows: For - 658,887; Against - 80,270; Abstain - 6,559.

Proposal 3:

Shareholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

Nominee	Votes For	Votes Withheld
Jack L. Coleman, Jr.	1,031,596	36,154
Thomas Les Letton	1,040,996	26,754

Proposal 4:

Shareholders voted in favor of the appointment of BKD, LLP as auditors for the Company for the fiscal year ending September 30, 2004. Votes were cast as follows: For - 1,067,750, Against - 0; Abstain - 0.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Since its issuance in October 1995, the Company’s common stock has traded on the Nasdaq National Market. The Company’s current trading symbol is “FIFG.” Prior to July 9, 2004, the Company’s trading symbol was HFFB. The following table reflects high and low bid quotations. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Fiscal 2004			Fiscal 2003
	Stock Price Range		Per Share Dividend	Stock Price Range		Per Share Dividend
Quarter	High	Low		High	Low
1st	$22.90	$18.81	$—	$13.75	$10.75	$—
2nd	25.00	21.05	0.30	15.14	12.44	0.30
3rd	22.74	17.32	—	17.63	14.55	—
4th	20.00	17.50	0.08	20.75	16.50	0.30

The number of shareholders of record of common stock as of September 30, 2004, was approximately 441. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms. At September 30, 2004, there were approximately 1.9 million shares outstanding. The Registrant’s ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The payment of cash dividends by the Bank is limited by regulations of the FDIC. See “Regulations of the Bank – Dividend and Other Capital Distribution Limitations.”

(b)	Not applicable.

(c)	Not applicable.

Item 6.

1st Independence Financial Group, Inc.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

On July 9, 2004, Harrodsburg First Financial Bancorp, Inc. (“HFFB” or the “Company”) changed its name to 1st Independence Financial Group, Inc. and acquired the remaining 77.5% interest of Independence Bancorp, New Albany, Indiana (“Independence”) in a purchase transaction calling for the exchange of one share of its common stock for each share of Independence common stock held by Independence shareholders (the “Merger”). HFFB acquired 22.5% of Independence on December 31, 2002. Upon completion of the Merger, HFFB issued approximately 696,000 shares to the Independence shareholders and exchanged approximately 60,000 stock options held by directors, executive officers, and employees of Independence.

In connection with the Merger, HFFB’s, wholly owned subsidiary, First Financial Bank and Independence’s wholly owned subsidiary, 1st Independence Bank merged their operations (the “Bank Merger”). The Bank Merger occurred at the same time as the Merger and the resulting institution became a Kentucky state-chartered bank. In order to facilitate the Bank Merger and its conversion to a Kentucky state-chartered bank, I-Bank, Inc. (“I-Bank”) was formed. I-Bank, an interim Kentucky state-chartered bank, was wholly owned by 1st Independence Bank. First Financial Bank merged with and into 1st Independence Bank and 1st Independence Bank simultaneously merged with and into I-Bank, as the resulting institution. The resulting institution, a Kentucky state-chartered bank, is known as 1st Independence Bank, Inc. (the “Bank”). See Note 2 to the Financial Statements for the accounting treatment of the Bank Merger.

The Company is a defendant in a lawsuit that asserts that the Company made certain material representations in connection with certain statements made in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss contingency for this litigation. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.

The Company provides commercial and retail banking services, with an emphasis on commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage Group, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At September 30, 2004, the Company had total assets, deposits and equity of $320.0 million, $219.8 million, and $37.1 million, respectively. The Company’s business is conducted principally through the Bank. Unless the context indicates otherwise, all references to the Company refer collectively to the Company and the Bank.

As a result of completing it’s acquisition of Independence, the Company gained access to and operations in the Louisville Kentucky metro area. As a result, the Company expects to see a significantly different mix of loan growth going forward. The Company historically provided primarily residential loan products in the central Kentucky markets it previously operated in.

Recent Developments

On October 22, 2004, the Company entered into a stock purchase agreement with Porter Bancorp, Inc., Shepherdsville, Kentucky (“Porter Bancorp”) to sell its 55.8% interest in Citizens Financial Bank, Inc., Glasgow, Kentucky (“Citizens”) for $2,300,000, or $16.33 per share. The proposed sale of Citizens reflects the Company’s revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky. The Company purchased its investment in Citizens in July 2001, which constitutes approximately 13% of the Company’s consolidated assets at September 30, 2004. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” at September 30, 2004, the Company reclassified its investment in Citizens as an held for sale asset and recognized an after tax loss of approximately $230,000. See Note 3 to the Financial Statements.

The proposed sale of Citizens reflects the Company’s revised strategic plan to exit the south central market Kentucky and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky.

Concurrently, with the signing of the stock purchase agreement, the Bank entered into a real estate contract with Porter Bancorp’s affiliate, Ascencia Bank, to purchase property and a building, located at 8620 Biggin Hill Lane, Louisville, Kentucky. Under the terms of the real estate contract, the Bank agreed to pay $2,300,000 for the property. The Bank plans to use the property to accommodate its future growth plans.

The proposed sale of Citizens is subject to regulatory approval. Both the stock purchase transaction and the real estate transaction are expected to close on or about January 31, 2005.

On November 1, 2004, the Bank formed a title insurance company, Foundation Title Company, LLC, located in Jeffersonville, Indiana. Additionally, the Bank opened its seventh branch location in Clarksville, Indiana on December 13, 2004.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management considers the Company’s most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Other Than Temporary Impairment of Securities. Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Allowance for Loan Losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. To assess the adequacy of the allowance, management uses historical information as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the methodology of assessing the adequacy of the allowance for loan losses, see the “Provision for Loan Losses” section elsewhere within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the Financial Statements.

Goodwill. The Merger was accounted for under the purchase method of accounting for business combinations. Acquisitions under the purchase method of accounting require that assets acquired and liabilities assumed be recorded at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques. Please refer to Note 7 of the Financial Statements.

Deferred Income Taxes. Certain aspects of income tax accounting require management judgment, including determining the expected realization of deferred tax assets and liabilities, for inclusion in the Condensed Statement of Financial Condition in the Financial Statements. Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of the net deferred tax assets or liabilities could differ materially from that recorded in the financial statements.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refunds claims, can be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. See Note 12 to the Financial Statements.

Asset/Liability Management

The Bank, like many other financial institutions, is vulnerable to an increase in rates to the extent that interest-bearing liabilities generally mature or reprice more rapidly than interest-earning assets. Historically, the lending activities of commercial banks, such as the Bank, emphasized the origination of short to intermediate variable rate loans, secured by various types of collateral that are more closely matched with the deposit maturities and repricing of interest-earning assets occurs closer to the same general time period. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, such an asset/liability mismatch is generally detrimental during periods of rising interest rates.

To reduce the effect of interest rate changes on net interest income the Bank has adopted various strategies to enable them to improve matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include:

•	Originate variable rate commercial loans instituting interest rate floors;

•	Originate one-to-four family residential mortgage loans with adjustable rate features or fixed rate loans with short maturities;

•	Lengthen the maturities of our liabilities when it would be cost effective through the pricing and promotion of higher rate certificates of deposit and utilization of Federal Home Loan Bank advances or other borrowings;

•	Attract low cost checking and transaction accounts, which tend to be less interest rate sensitive when interest rates rise;

•	Maintain interest-bearing deposits, federal funds, and U.S. government securities with short to intermediate terms to maturities; and

•	Maintain an investment portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

The Bank measures its interest rate risk exposure to rate movements using an overnight upward and downward shift (shock) in the Treasury yield curve. As of September 30, 2004, if interest rates increased 200 basis points and decreased 200 points, respectively, net interest margins would increase by 9.20% and decrease by 7.30%, respectively.

Financial Condition

The Company’s total assets increased $146.2 million or 84.2%, to $320.0 million at September 30, 2004 from $173.8 million at September 30, 2003, primarily as a result of the Merger, which increased assets approximately $155.0 million. Loans, net of allowance for loan losses and deposits grew 150.9% and 106.0% to $210.5 million and $219.8 million at September 30, 2004, respectively, from $83.9 million and $106.7 million at September 30, 2003, respectively. The Merger contributed $123.1 million and $122.2 million toward overall loan and deposit growth, respectively, during fiscal 2004. As part of the Merger, the Company recorded $10.8 million in additional goodwill.

At September 30, 2004, premises and equipment increased $3.1 million to $5.0 million from $1.9 million at September 30, 2003. Upon the completion of the Merger, the Company added four full service branch offices, of which one is owned. Additionally, the Company in the third quarter of 2004 completed the expansion of its Harrodsburg branch, which totaled approximately $1.1 million.

All fixed rate one-to-four family loans with a term of ten to thirty years are originated and sold on the secondary market through 1st Independence Mortgage Group, a division of the Bank. At September 30, 2004, loans held for sale totaled approximately $2.2 million and the Company had commitments to originate fixed rate loans for sale of approximately $10.9 million. See Note 5 to the Financial Statements.

In fiscal 2004, Federal Home Loan Bank borrowings increased $10.5 million. The Bank utilizes Federal Home Loan Bank advances to fund loan demand and for short term liquidity needs. The rates on Federal Home Loan Bank variable advances are tied to market rates. See Notes 10 and 11 to the Financial Statements.

Subordinated debentures increased approximately $4.1 million to $9.3 million at September 30, 2004 from $5.2 million at September 30, 2003. The increase reflects the amount of subordinated debentures that were acquired in the Merger. See Note 11 to the Financial Statements.

Total stockholders’ equity increased approximately $16.3 million to $37.1 million at September 30, 2004 compared to $20.8 million at September 30, 2003. The increase in stockholder’s equity primarily reflects the issuance of 696,000 shares in the Merger in the amount of approximately $17.2 million offset by net loss of $1.1 million for fiscal 2004.

Comparison Of The Results Of Operations For The Years Ended September 30, 2004 And 2003

Continuing Operations

General

The Company’s pretax loss from continuing operations totaled approximately $1.9 million in 2004 as compared to income from continuing operations totaling $1.4 million for 2003. During 2004, the Company incurred nonrecurring expenses related to the termination of the data processing software contracts of its previous data processor in the amount of $797,000 and terminated it’s obligation under it’s former defined benefit plan, incurring an expense of $239,000. The Company also incurred significant professional and other expenses related to the Merger. The Company expects to return to profitable operations by eliminating non recurring expenses, creating efficiencies in operations due to the Merger and by increasing its market share in the Louisville market while maintaining current overhead levels. As discussed in more detail below, the loss from continuing operations in 2004 was primarily related to the Merger.

Net Interest Income

Net interest income is the most significant component of the Company’s income from continuing operations. Net interest income is the difference between interest received on interest-earning assets (primarily loans and investment securities) and interest paid on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income depends on the volume and rate earned on interest-earning assets and the volume and rate paid on interest-bearing liabilities.

Net interest income increased $1.3 million, or 36.7%, to $4.7 million in 2004 compared to $3.4 million in 2003. The increase was primarily due to growth in average interest-earning assets to $149.3 million in 2004 from $121.2 million in 2003. The increase in average interest earnings assets was the result of the Merger. Interest rate spread increased 43 basis points to 2.90% in 2004 compared to 2.47% in 2003.

Interest income for 2004 increased $1.4 million to $8.3 million from $6.9 million in 2003. The increase in interest income for 2004 was primarily related to the increase in average loans. During 2004, average loans increased $25.5 million from 2003, while the average yield on loans decreased 73 basis points in 2004 compared to 2003. Since the completion of the Merger, the Company has changed the composition of its loan portfolio to emphasize commercial real estate loans in order to enhance yields on its assets. The decline in average yields reflects lower yielding loans held in the Company’s portfolio prior to the Merger.

During 2004, the average balance of interest bearing liabilities increased $28.5 million from 2003, while the average cost of funds for interest bearing liabilities decreased 56 basis points in 2004 compared to 2003. Interest expense for 2004 increased $151,000 compared to 2003.

For a detailed analysis of interest income and interest expense, see “Average Balance Sheets” and “Rate/Volume Analysis” below.

AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Registrant for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from quarterly balances for 2004 and month-end balances for 2003 and 2002. Management does not believe that the use of quarterly or month-end balances instead of average daily balances has caused any material differences in the information presented.

	Year Ended September 30,
	2004			2003(1)			2002(2)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
				(Dollars in Thousands)
Interest-earning assets:
Loans	$112,844	$7,038	6.24%	$87,335	$6,090	6.97%	$96,669	$7,353	7.61%
Investment securities and other(2)	36,498	1,222	3.35%	33,856	764	2.26%	22,676	494	2.18%

Total interest-earning assets	149,342	8,260	5.53%	121,191	6,854	5.66%	119,345	7,847	6.58%

Assets of discontinued operations	42,607			34,787			19,786
Non-interest earning assets	13,783			7,174			5,666

Total assets	$205,732			$163,152			$144,797

Interest-bearing liabilities:
Deposits	$124,884	3,083	2.47%	$103,468	3,207	3.10%	99,963	4,103	4.10%
Borrowings	11,064	499	4.51%	4,000	225	5.63%	3,625	109	3.01%

Total interest-bearing liabilities	135,948	3,582	2.63%	107,468	3,432	3.19%	103,588	4,212	4.07%

Liabilities of discontinued operations	38,318			30,867			15,646
Non-interest bearing liabilities	5,567			2,438			1,622

Total liabilities	179,833			140,773			120,856
Minority interests	1,769			1,677			1,755
Stockholders equity	24,130			20,702			22,186

Total liabilities & stockholders’ equity	$205,732			$163,152			$144,797

Net interest income		$4,678			$3,422			$3,635

Interest rate spread(3)			2.90%			2.47%			2.51%

Net yield on interest-earning assets(4)			3.13%			2.82%			3.05%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.85%			112.77%			115.21%

(1)	Average balances and interest income/expense related to the discontinued operations of Citizens have been eliminated.

(2)	Includes interest-earning overnight deposits and term deposits with FHLB.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net yield on interest-bearing assets represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table below sets forth certain information regarding changes in interest income and interest expense of the Registrant for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation. Average balances are derived from quarterly (2004) and month-end balances (2003 and 2002). Management does not believe that the use of quarterly or month-end balances instead of average daily balances has caused any material difference in the information presented.

	Year Ended September 30,
	2004 vs. 2003(1) Increase (Decrease) Due to			2003 vs. 2002(1) Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans	$1,641	$(693)	$948	$(678)	$(585)	$(1,263)
Investment securities(2)	64	394	458	252	18	270

Total	$1,705	$(299)	$1,406	$(426)	$(567)	$(993)

Interest expense:
Deposits	$596	$(720)	$(124)	$139	$(1,035)	$(896)
Borrowings	327	(53)	274	12	104	116

Total	$923	$(773)	$150	$151	$(931)	$(780)

Net change in net interest income	$782	$474	$1,256	$(577)	$364	$(213)

(1)	Average balances and changes in interest income and interest expense related to the discontinued operations of Citizens have been eliminated.

(2)	Includes interest-earning overnight deposits and term deposits with FHLB of Cincinnati.

Provision for Loan Losses

The Company recorded a provision for loan losses of $1.2 million in 2004 compared with $2,500 in 2003. The increase in 2004 was attributable to loan growth primarily due to the Merger and the change in the loan mix as a result of the Merger, as described below. Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. The evaluation includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

The Company will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio – from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., construction loans, commercial residential loans, and other commercial loans) The Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio.

The Company historically provided primarily residential loan products in the central Kentucky markets it previously operated in as a thrift. The Company, in connection with its acquisition of Independence and the bank’s conversion to a state chartered bank, no longer intends to originate for its loan portfolio long-term residential loans. The Company expects future loan growth to be comprised primarily of shorter term construction loans, commercial real estate loans, other commercial loans and other loan types traditional to the banking industry. The Company expects different risk characteristics including significantly higher average outstanding balances, exposures to economic conditions and other increased risk factors. Accordingly the Company increased it’s loan loss reserves to reflect this change in risk profile. Additions to the Company’s loan loss reserves net of charge offs (recoveries) were $1.2 million in fiscal 2004 and $2,500 in fiscal 2003.

Non-Interest Income

Total non-interest income remained relatively unchanged in 2004. Non-interest income totaled $683,000 in 2004 compared to $652,000 in 2003. The most significant change in non-interest income in 2004 was gains on sale of loans of $315,000. Since the completion of the Merger, the Bank’s mortgage division, sells all fixed rate one-to-four family loans with terms ten to thirty years. See “Financial Condition.” Earnings of equity method investee decreased $128,000 to $29,000 in 2004 from $157,000 in 2003. The decline in earnings reflects the Company’s equity investment in Independence prior to the completion of the Merger. Loss (gain) on sale of premises and equipment reflects the disposal of the Bank’s signage due to its name change and the disposal of certain computer equipment. In 2004, the Company realized net losses of $7,000 on sales of available securities in comparison to net gains of $43,000 in 2003. Other non-interest income increased $91,000 to $114,000 in 2004 from $23,000 in 2003 primarily due to $39,000 in mortgage fees from the sale of fixed rate mortgage loans in the secondary market and $14,000 of ATM fees to users of the Bank’s ATM machines who were not customers of the Bank.

Non-Interest Expenses

Total non-interest expenses increased $3.3 million to $6.0 million in 2004 from $2.7 million in 2003. The increase of $3.3 million is primarily related to an increase of $937,000 in salaries and employee benefits, $401,000 in net occupancy expense, $797,000 in data processing termination expenses, and $1.0 million in other expense. Salaries and employee expenses increased $1.0 million to $2.4 million in 2004 from $1.4 million in 2003. As a result of the Merger, the Company added 42 full time employees and 11 part time employees. Additionally, included in salaries and employee expenses is $239,000 relating to the Bank’s termination of its pension plan in the fourth quarter of 2004. Net occupancy expense increased $401,000 to $625,000 in 2004 from $224,000 in 2003. As a result of the Merger, the Company leased four additional branch locations. Other non-interest expense increased $1.1 million to $1.6 million in 2004 from $529,000 in 2003. The increase in other non-interest expense in 2004 primarily reflects a goodwill writeoff of $356,000 in regard to the disposal of Citizens, $235,000 in merger-related expenses, and $156,000 in printing and supplies. Printing and supplies increased due to the Company’s and the Bank’s name change. It is expected that non-interest expense will increase in 2005 due to increased costs from running a larger organization.

Income Tax (Benefit) Expense From Continuing Operations

The Company recognized an income tax benefit in 2004 of $763,000 compared to income tax expense of $186,000 in 2003. The income tax benefit is primarily related to net loss from continuing operations of $1.9 million.

Liquidity

The Bank’s primary sources of funds are deposits and proceeds from principal and interest payments of loans. Additional sources of liquidity are short-term advances from the Federal Home Loan Bank of Cincinnati and other short-term borrowings, such as federal funds purchased and the issuance of securities sold under repurchase agreements. At September 30, 2004, short-term borrowings totaled $7.1 million. The Bank utilizes short-term borrowings during periods when management believes that such borrowings provide a lower cost source of funds than deposit accounts. Additionally, the Company’s cash and cash equivalents totaled $12.1million at September 30, 2004.

The Company’s operating activities used cash of $535,000 in fiscal 2004 compared to providing cash of $796,000 in fiscal 2003. The decrease in cash provided from operations of $1.3 million resulted primarily from the Company’s loss of $1.1 million in fiscal 2004. Adjustments to net income which did not require (provided) cash were $1.7 million in fiscal 2004 compared to ($124,000) in fiscal 2003. This difference of $1.8 million is primarily comprised of depreciation and amortization of $548,000, goodwill impairment of $356,000 and loan loss provisions of $1.2 million, net of increases in deferred income taxes of $714,000.

Investing activities provided cash of $10.7 million in fiscal 2004 compared to using cash of $8.8 million in fiscal 2003. The positive cash flow change during fiscal 2004 of $19.5 million resulted from four significant components. In fiscal 2004, the Company’s investment purchase and sale and maturities provided cash of $11.2 million compared to a decrease of cash of $17.7 million for fiscal 2003. The net change in loans required cash of $6.9 million in 2004 compared to providing cash of $9.1 million in fiscal 2003. As a result of the Merger, the Company also acquired net cash of $8.5 million. The Company used additional cash to purchase of premises and equipment of $1.6 million during 2004.

Financing activities used cash of $5.5 million in fiscal 2004 compared to providing cash of $6.8 million in fiscal 2003. Deposits decreased during fiscal 2004 requiring $10.6 million in cash while increasing in fiscal 2003 providing $8.6 million in cash. During 2004 the Company utilized short term debt to meet short term liquidity needs. Short term debt provided cash of $7.1 million in fiscal 2004. During 2004 the Company had net repayments of long-term debt requiring cash of $1.4 million compared to net increases in long-term debt during 2003 which provided cash of $860,000. The Company also repurchased treasury stock in a stock buyback program conducted in 2003 in the amount of $1.9 million. The Company’s treasury stock purchases in 2004 were $197,000 and resulted from purchasing ESOP and stock option shares of former employees.

During 2004 the Company assumed liabilities for brokered deposits as a result of its business acquisition. At September 30, 2004, brokered deposits were $24.3 million. The Company does plan to continue such use of brokered deposits for the foreseeable future to support loan demand expected in it’s new market areas, when pricing for brokered deposits is more favorable than short-term financing.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due mortgagors on construction loans, and commitments to sell loans. See Note 21 to the Financial Statements.

Impact of Recent Accounting Pronouncements

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. (“FIN”) 46 (revised), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (“VIE”). FIN 46R replaces FIN 46 that was issued in January 2003. For any VIEs that must be consolidated under FIN 46R and were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. FIN 46R was adopted as of March 31, 2004, and resulted in the deconsolidation of the subsidiary trusts that issued trust preferred securities. There was no other impact to the Company’s Financial Statements.

In December of 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits “carry over” or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a purchase business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP No. 03-3 is not expected to have a material effect on the Company’s Financial Statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activity”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging

Activities”. This amendment should promote more consistency as to the reporting of contracts that fall under the scope of derivatives or hybrids. SFAS No. 149 is to be applied prospectively to all hedging activities and contracts revised or created after September 30, 2003. The Company adopted this Statement effective October 1, 2003 and it had no material impact on its Financial Statements.

At its March 2004 meetings, the Emerging Issues Task Force (“EITF”) revisited EITF Issue No. 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments” (EITF No. 03-1). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities whose amortized cost is higher than the securities’ fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The additional disclosure has been included in the accompanying financial statements but the application of the new measurement provisions was delayed by the EITF on September 30, 2004 to give the FASB and EITF more time to study this issue.

On December 16, 2004, the FASB issued SFAS 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”). This standard requires expensing of stock options and other share-based payments beginning in 2005, and supersedes FASB’s earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the effect of the adoption of this statement.

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words” believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are subject to certain risks and uncertainties including delays in completing the stock purchase of Citizens by Porter Bancorp and the acquisition of real estate by the Bank, changes in economic conditions in the market areas the Company conducts business, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, the Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Item 7.	Financial Statements (pages F-1 - F-40)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

1st Independence Financial Group, Inc.

Harrodsburg, Kentucky

We have audited the accompanying consolidated balance sheets of 1st Independence Financial Group, Inc. (Company) (formerly Harrodsburg First Financial Bancorp, Inc.) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Louisville, Kentucky

December 7, 2004

/s/ BKD, LLP

1st Independence Financial Group, Inc.

Consolidated Balance Sheets

September 30, 2004 and 2003

Assets

	2004	2003
Cash and due from banks	$3,072,118	$1,346,181
Interest-bearing demand deposits	3,571,773	6,028,852
Federal funds sold	5,420,000	—

Cash and cash equivalents	12,063,891	7,375,033

Interest-bearing deposits	100,000	100,000
Available-for-sale securities	27,325,211	27,488,328
Held-to-maturity securities	2,152,355	4,404,376
Loans held for sale	2,186,749	—
Loans, net of allowance for loan losses of $2,559,865 and $391,211 at September 30, 2004 and 2003	210,536,389	83,932,255
Premises and equipment	5,022,449	1,925,341
Federal Home Loan Bank (FHLB) stock	2,567,700	1,865,200
Interest receivable	1,116,714	555,620
Bank owned life insurance	3,001,948	2,825,948
Equity method investment	—	2,135,346
Goodwill	11,188,266	356,064
Other	1,426,363	440,666
Assets of subsidiary held for disposal	41,343,573	40,360,248

	307,967,717	166,389,392

Total assets	$320,031,608	$173,764,425

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2004	2003
Liabilities
Deposits
Demand	$11,765,803	$1,902,659
Savings, NOW and money market	61,080,759	19,660,535
Time	146,970,437	85,128,565

Total deposits	219,816,999	106,691,759

Short-term borrowings	7,120,500	—
Long-term debt	14,233,561	6,155,000
Deferred income taxes	1,396,902	1,612,872
Interest payable and other liabilities	1,338,888	400,181
Liabilities of subsidiary held for disposal	37,263,704	36,368,070

	61,353,555	44,536,123

Total liabilities	281,170,554	151,227,882

Commitments and Contingencies	—	—

Minority Interest	1,779,870	1,764,484

Stockholders’ Equity
Common stock, $0.10 par value; authorized 5,000,000 shares; issued and outstanding 2004 – 1,913,368 shares, 2003 – 1,222,978 shares	288,320	218,213
Additional paid-in capital	38,534,836	21,314,754
Retained earnings	9,882,039	11,491,935
Unearned ESOP compensation	(516,233)	(621,862)
Accumulated other comprehensive income	3,467,164	2,746,618
Treasury stock, at cost
Common; 2004 – 969,835 shares, 2003 – 959,147 shares	(14,574,942)	(14,377,599)

Total stockholders’ equity	37,081,184	20,772,059

Total liabilities and stockholders’ equity	$320,031,608	$173,764,425

1st Independence Financial Group, Inc.

Consolidated Statements of Operations

Years Ended September 30, 2004 and 2003

	2004	2003
Interest and Dividend Income
Interest and fees on loans	$7,036,524	$6,089,840
Securities
Taxable	857,150	448,437
Tax exempt	157,299	66,676
Federal funds sold	51,000	—
Dividends	150,279	152,104
Deposits with financial institutions	7,328	96,702

Total interest and dividend income	8,259,580	6,853,759

Interest Expense
Deposits	3,083,603	3,206,954
FHLB advances	116,810	55,327
Other	381,923	169,542

Total interest expense	3,582,336	3,431,823

Net Interest Income	4,677,244	3,421,936
Provision for Loan Losses	1,202,603	2,500

Net Interest Income after Provision for Loan Losses	3,474,641	3,419,436

Noninterest Income
Service charges	144,261	136,802
Earnings of equity method investee	29,746	156,520
Gain on loans held for sale	315,222	—
Gain (loss) on sale of premises and equipment	(89,355)	114,551
Increase in cash surrender value of life insurance	176,000	179,007
Net realized gains (losses) on sales of available-for-sale securities	(7,201)	42,552
Other	113,876	22,524

Total noninterest income	682,549	651,956

See Notes to Consolidated Financial Statements

	2004	2003
Noninterest Expense
Salaries and employee benefits	$2,384,195	$1,447,208
Net occupancy expense	625,575	224,365
Data processing fees	305,083	292,473
Professional fees	283,069	159,878
Marketing expense	76,527	62,031
Data processing termination charges	797,251	—
Other	1,554,464	528,859

Total noninterest expense	6,026,164	2,714,814

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	(1,868,974)	1,356,578
Income Tax Expense (Benefit) from Continuing Operations	(763,309)	186,151

Income (Loss) from Continuing Operations Before Minority Interest and Discontinued Operations	(1,105,665)	1,170,427

Income (Loss) from Subsidiary Held for Disposal	35,501	(252,765)
Income Tax Expense (Benefit) from Subsidiary Held for Disposal	(13,150)	497,019

Net Income (Loss) Before Minority Interest	(1,083,314)	1,414,681
Income (Loss) of Minority Interest from Subsidiary Held for Disposal	9,878	(107,956)

Net Income (Loss)	$(1,093,192)	$1,306,725

Earnings (Loss) per Share from Continuing Operations
Basic	$(.84)	$.94
Diluted	$(.84)	$.94
Earnings (Loss) per Share from Subsidiary Held for Disposal
Basic	$.02	$.20
Diluted	$.02	$.20
Earnings (Loss) per Share
Basic	$(.83)	$1.05
Diluted	$(.83)	$1.05

1st Independence Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance, September 30, 2002	1,339,916	$218,213	$21,283,692	$10,906,419	$(824,615)	$2,867,743	$(12,385,241)	$22,066,211
Comprehensive income
Net income		—	—	1,306,725	—	—	—	1,306,725
Change in unrealized gain on available-for-sale securities, net		—	—	—	—	(121,125)	—	(121,125)

Total comprehensive income								1,185,600

Dividends on common stock, $0.60 per share		—	—	(717,621)	—	—	—	(717,621)
Purchase of stock for treasury	(116,938)	—	—	—	—	—	(1,992,358)	(1,992,358)
ESOP shares earned	—	—	31,062	(3,588)	202,753	—	—	230,227

Balance, September 30, 2003	1,222,978	218,213	21,314,754	11,491,935	(621,862)	2,746,618	(14,377,599)	20,772,059

Comprehensive income
Net loss				(1,093,192)				(1,093,192)
Change in unrealized gain on available-for-sale securities, net						720,546		720,546

Total comprehensive loss								(372,646)
Dividends on common stock, $0.38 per share				(516,704)				(516,704)
Purchase of stock for treasury	(10,680)						(197,343)	(197,343)
Stock options exercised	5,000	500	82,000					82,500
Shares issued in acquisition, net of cost	696,070	69,607	17,096,661					17,166,268
ESOP shares earned			41,421		105,629			147,050

Balance, September 30, 2004	1,913,368	$288,320	$38,534,836	$9,882,039	$(516,233)	$3,467,164	$(14,574,942)	$37,081,184

See Notes to Consolidated Financial Statements

1st Independence Financial Group, Inc.

Consolidated Statements of Cash Flows

Years Ended September 30, 2004 and 2003

	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$(1,093,192)	$1,306,725
Items not requiring (providing) cash
Depreciation and amortization	669,940	122,322
Goodwill impairment	356,064	—
Provision for loan losses	1,202,603	2,500
ESOP compensation	147,050	230,227
Amortization of premiums and discounts on securities	222,951	294,049
Deferred income taxes	(767,992)	(54,392)
FHLB stock dividend	(76,900)	(78,700)
Increase in equity investment of subsidiary	—	(156,519)
Amortization of loan fees	(155,453)	(185,104)
Gain on sale of foreclosed assets	—	(4,839)
Net realized (gains) losses on available-for-sale securities	7,201	(42,552)
(Gain) loss on sale of premises and equipment	89,399	(114,551)
Minority interest	9,878	107,956
Income of discontinued operations	(22,351)	(244,254)
Changes in
Loans held for sale	(812,396)	—
Interest receivable	104,648	(10,126)
Other assets	(522,994)	(202,601)
Interest payable and other liabilities	106,877	(174,329)

Net cash provided by (used in) operating activities	(534,667)	795,812

Cash Flows from Investing Activities
Net change in interest-bearing deposits	—	2,000,000
Investment in subsidiary	—	(2,000,000)
Purchases of available-for-sale securities	(3,008,270)	(37,670,548)
Proceeds from maturities of available-for-sale securities	9,508,408	6,680,980
Proceeds from the sales of available-for-sale securities	1,739,311	15,432,765
Purchases of held-to-maturity securities	(515,000)	(9,728,990)
Proceeds from maturities of held-to-maturity securities	3,555,220	7,540,000
Net change in loans	(6,930,560)	9,154,431
Purchase of premises and equipment	(1,928,746)	(319,743)
Proceeds from sales of premises and equipment	—	1,000
Purchase of FHLB stock	—	600
Proceeds from sale of foreclosed assets	—	238,517
Increase in cash value of life insurance	(176,000)	(179,007)
Net cash acquired in business acquisition	8,461,566	—

Net cash provided by (used in) investing activities	10,705,929	(8,849,995)

See Notes to Consolidated Financial Statements

	2004	2003
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$(10,580,294)	$8,642,354
Long-term borrowings	—	4,860,000
Proceeds from repayment of long-term debt	(1,391,063)	(4,000,000)
Net change in short-term debt	7,120,500	—
Purchase of treasury stock	(197,343)	(1,992,358)
Exercise of stock options	82,500	—
Dividends paid	(516,704)	(752,702)

Net cash provided by (used in) financing activities	(5,482,404)	6,757,294

Increase (Decrease) in Cash and Cash Equivalents	4,688,858	(1,296,889)
Cash and Cash Equivalents, Beginning of Year	7,375,033	8,671,922

Cash and Cash Equivalents, End of Year	$12,063,891	$7,375,033

Supplemental Cash Flows Information
Interest paid	$3,404,573	$3,487,854
Income taxes paid (net of refunds)	$82,262	$434,744
Sale and financing of foreclosed assets	$—	$68,430
Real estate acquired in settlement of loans	$—	$69,422
Sale and financing of property and equipment	$—	$223,775
Net change in cash and cash equivalents of discontinued operations	$417,814	$(279,472)

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

1st Independence Financial Group, Inc. (formerly Harrodsburg First Financial Bancorp, Inc.) (Company) is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, 1st Independence Bank, Inc. (Bank), its majority-owned subsidiary, Citizens Financial Bank, Inc. (Citizens) and 1st Independence Mortgage Group, a division of 1st Independence Bank. The Banks are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Indiana and Kentucky. The Banks are subject to competition from other financial institutions and are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. 1st Independence Mortgage Group engages in mortgage banking operations. On July 9, 2004, the Company completed it’s acquisition of Independence Bancorp and its wholly owned subsidiary Independence Bank (IB). Commensurate with the acquisition the Company liquidated Independence Bancorp and changed the company’s name to 1st Independence Financial Group, Inc. Also commensurate with the merger, the Company, in substance, merged it’s newly acquired subsidiary IB into its wholly owned subsidiary First Financial Bank, and became a Kentucky state chartered bank, named 1st Independence Bank. The merger of the bank subsidiaries was accounted for at historical cost, as a combination of entities under common control. See Note 2 for further discussion of the Company’s acquisition of Independence Bancorp and it’s subsidiary IB. As discussed in Note 3, the Company has entered into an agreement to sell its 55.8% interest in Citizens.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Banks. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial position and results of operations of Citizens were removed from the detail line items in the Company’s financial statements and presented separately as “subsidiary held for disposal.”

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

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

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

Mortgage Banking Activities

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters into “best efforts” contracts. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. No servicing is retained on loans sold into the secondary market.

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

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.

Premises and Equipment

Depreciable assets and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value or the amount that can be realized.

Goodwill

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

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

At September 30, 2004, the Company has two stock-based employee compensation plans (Plans), which are described more fully in Note 17. The Company accounts for these Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003
Net income (loss), as reported	$(1,093,192)	$1,306,725
Less total stock-based employee compensation cost determined under the fair value based method, net of income taxes	58,785	23,785

Pro forma net income (loss)	$(1,151,977)	$1,282,940

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

	2004	2003
Earnings (loss) per share
Basic, as reported	$(.83)	$1.05

Basic, pro forma	$(.87)	$1.03

Diluted, as reported	$(.83)	$1.05

Diluted, pro forma	$(.87)	$1.03

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the consolidated financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with 1st Independence Bank. Citizens files a separate federal income tax return.

Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction to stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares have been excluded from the computation of average shares outstanding.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. Other comprehensive income (loss) includes $375 and $313 of gains and losses related to Citizens for 2004 and 2003, of which deferred taxes were provided.

Reclassifications

Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 consolidated financial statement presentation. These reclassifications had no effect on net income.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 2: Business Acquisition

On July 9, 2004, the Company acquired 78% of the outstanding common stock of Independence Bancorp, thus completing its acquisition of 100% of Independence Bancorp. The results of Independence Bancorp’s operations have been included in the consolidated financial statements since that date. Independence Bancorp is the bank holding company of 1st Independence Bank located in New Albany, Indiana. As a result of the acquisition, the Company will have an opportunity to gain entry into the southern Indiana and greater Louisville, Kentucky markets. Also by retaining the charter of IB, the Company effected a conversion of the Bank from a federally chartered savings bank to a Kentucky chartered commercial bank.

The aggregate purchase price was $17,655,748. The value of the common shares issued was determined based on the fair market value of the shares issued of the Company to effect the business combination.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the remaining 78% interest of the outstanding common stock. The purchase price and purchase price allocation are subject to refinement.

Cash and cash equivalents	$4,008,036
Securities	6,224,193
Loans held for sale	770,715
Loans, net	96,018,458
Premises and equipment	1,462,803
Core deposits	27,201
Goodwill	10,851,155
Other assets	1,615,036

Total assets acquired	120,977,597

Deposits	95,301,960
Long-term debt	7,343,897
Other liabilities	675,992

Total liabilities assumed	103,321,849

Net assets acquired	$17,655,748

The Company acquired the core deposit base, which has a useful life of approximately four and a half years and will be amortized using the straight-line method. The goodwill acquired was assigned entirely to the banking segment of the Company. Of that total amount, none is expected to be deductible for tax purposes.

Premiums on loans and deposits are amortized over 39 months and nine months using the level yield method.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

	2004	2003
Net interest income	$6,789,081	$6,793,548
Net income	$(1,161,775)	$1,880,801
Per share – combined
Basic net income	$(.61)	$.97

Diluted net income	$(.61)	$.97

Note 3: Subsidiary Held for Disposal

In the Company’s fourth quarter of 2004, it adopted and began to implement a plan to sell its interest in Citizens. On October 22, 2004, the Company entered into a Stock Purchase Agreement to sell its 55.8% interest in Citizens for $2,300,000. In accordance with Financial Accounting Standard No. 44, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position and results of operations of Citizens were removed from the detail line items in the Company’s financial statements and presented separately as “subsidiary held for disposal.” Recorded goodwill related to the Company’s investment in Citizens in the amount of $356,064 was written off as impaired in the fourth quarter. The proposed sale is subject to regulatory approval.

The Bank entered into a real estate purchase contract with the purchaser of Citizens stock to purchase real property in the amount of $2,300,000, contingent upon the closing of the stock purchase agreement.

The following is a condensed balance sheet and statement of operations for Citizens as of September 30:

	2004	2003
Assets
Cash and cash equivalents	$1,581,040	$1,163,226
Interest-bearing deposits	—	496,000
Available-for-sale securities	7,189,299	4,200,674
Loans, net of allowance for loan losses of $582,020 and $615,075 at September 30, 2004 and 2003	30,730,773	33,722,793
Premises and equipment, net	219,371	246,108
Other real estate owned	525,635	—
Other	1,097,455	531,447

Total assets	$41,343,573	$40,360,248

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

	2004	2003
Liabilities
Deposits	$34,674,630	$35,053,132
FHLB advances	2,471,522	1,706,669
Other liabilities	117,552	(391,731)

Total liabilities	37,263,704	36,368,070
Equity	4,079,869	3,992,178

Total liabilities and equity	$41,343,573	$40,360,248

Interest income	$2,355,901	$1,989,233
Interest expense	1,212,710	910,827

Net interest income	1,143,191	1,078,406
Provision for loan losses	(80,300)	(425,700)
Non-interest income	202,548	112,750
Non-interest expense	(1,229,938)	(1,018,221)
Income tax (expense) benefit	13,150	(497,019)

Net income	$22,351	$244,254

Citizens has entered into a Memorandum of Understanding (MOU) between it, the Kentucky Department of Financial Institutions (KDFI) and the FDIC. The MOU requires Citizens to utilize its financial and managerial resources to ensure that weaknesses are addressed and compliance achieved with any formal or informal supervisory actions between Citizens, KDFI and the FDIC. Pursuant to the understanding, Citizens may not increase its total assets by more than 5% during any consecutive three-month period unless first providing at least 30 days advance written notice to the KDFI and the FDIC.

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

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Citizens’ actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004
Total capital (to risk-weighted assets)	$4,027	13.2%	$2,447	8.0%	$3,059	10.0%
Tier I capital (to risk-weighted assets)	$3,690	12.1%	$1,223	4.0%	$1,835	6.0%
Tier I capital (to average assets)	$3,690	8.6%	$1,725	4.0%	$2,157	5.0%

As of September 30, 2003
Total capital (to risk-weighted assets)	$3,992	12.0%	$2,654	8.0%	$3,318	10.0%
Tier I capital (to risk-weighted assets)	$3,598	10.8%	$1,327	4.0%	$1,991	6.0%
Tier I capital (to average assets)	$3,598	9.0%	$1,598	4.0%	$1,997	5.0%

Quantitative measures established by regulation to ensure capital adequacy require Citizens to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and Tier I capital to adjusted total assets (as defined). Management believes, as of September 30, 2004, that Citizens meets all the capital adequacy requirements to which it is subject.

As of September 30, 2004, the most recent notification form the Federal Deposit Insurance Corporation (FDIC) categorized Citizens as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth above. There are no conditions or events since the notification that management believes have changed Citizens’ category.

Note 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available-for-sale Securities
September 30, 2004
U. S. government agencies	$2,544,889	$5,305	$(1,358)	$2,548,836
State and municipal	485,410	21,962	—	507,372
Mortgage-backed	18,973,028	241,744	(50,569)	19,164,203
Other	75,579	5,029,221	—	5,104,800

	$22,078,906	$5,298,232	$(51,927)	$27,325,211

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
September 30, 2003
U. S. government agencies	$2,000,000	$8,440	$—	$2,008,440
Mortgage-backed	21,261,322	246,899	(63,890)	21,444,331
Other	75,482	3,960,075	—	4,035,557

	$23,336,804	$4,215,414	$(63,890)	$27,488,328

Held-to-maturity Securities
September 30, 2004
State and municipal	$2,150,632	$68,145	$(40,260)	$2,178,517
Mortgage-backed	1,723	215	—	1,938

	$2,152,355	$68,360	$(40,260)	$2,180,455

September 30, 2003
U. S. government agencies	$3,002,011	$36,079	$—	$3,038,090
State and municipal	1,402,365	43,061	(12,983)	1,432,443

	$4,404,376	$79,140	$(12,983)	$4,470,533

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$110,887	$112,582
One to five years	1,693,897	1,692,787	141,006	146,905
Five to 10 years	1,036,340	1,041,645	509,848	481,856
After 10 years	300,062	321,776	1,388,891	1,437,174
Mortgage-backed securities	18,973,028	19,164,203	1,723	1,938
Equity securities	75,579	5,104,800	—	—

	$22,078,906	$27,325,211	$2,152,355	$2,180,455

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $924,511 and $0 September 30, 2004 and 2003, respectively.

Gross gains of $313 and $47,459 and gross losses of $7,514 and $4,907 resulting from sales of available-for-sale securities were realized for 2004 and 2003, respectively.

Certain investments in securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2004, was $9,003,565, which is approximately 30% of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. government agencies	$1,506,100	$(1,358)	$—	$—	$1,506,100	$(1,358)
State and municipal	457,714	(30,286)	217,817	(9,974)	675,531	(40,260)
Mortgage-backed	3,401,838	(24,171)	3,420,096	(26,398)	6,821,934	(50,569)

Total temporarily impaired securities	$5,365,652	$(55,815)	$3,637,913	$(36,372)	$9,003,565	$(92,187)

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 5: Loans and Allowance for Loan Losses

Categories of loans at September 30, include:

	2004	2003
Residential real estate	$118,109,511	$64,155,266
Commercial real estate	29,767,634	10,441,048
Commercial	17,001,711	3,899,622
Construction	30,190,857	3,164,819
Consumer	3,749,335	1,257,275
Home equity	14,899,834	1,878,092

Total loans	213,718,882	84,796,122
Less
Net deferred loan fees	622,628	472,656
Allowance for loan losses	2,559,865	391,211

Net loans	$210,536,389	$83,932,255

Activity in the allowance for loan losses was as follows:

	2004	2003
Balance, beginning of year	$391,211	$389,594
Allowance of Independence Bancorp	1,046,207
Provision charged to expense	1,202,603	2,500
Losses charged off, net of recoveries of $3,662 for 2004 and $0 for 2003	(80,156)	(883)

Balance, end of year	$2,559,865	$391,211

Impaired loans totaled $687,567 and $718 at September 30, 2004 and 2003, respectively. An allowance for loan losses of $72,467 and $718 relates to impaired loans of $687,567 and $718, at September 30, 2004 and 2003, respectively.

Interest of $7,090 and $285 was recognized on average impaired loans of $173,304 and $983 for 2004 and 2003, respectively. Interest of $4,963 and $285 was recognized on impaired loans on a cash basis during 2004 and 2003, respectively.

At September 30, 2004 and 2003, accruing loans delinquent 90 days or more totaled $362,504 and $409,892, respectively. Non-accruing loans at September 30, 2004 and 2003, were approximately $857,330 and $0, respectively.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Loans held for sale activity is as follows:

	2004	2003
Beginning balance	$—	$—
Acquired in business acquisition	1,358,817	—
Origination of loans held for sale	16,262,776	—
Sales proceeds	15,750,066	—
Gain on sales of loans	315,222	—

Ending balance	$2,186,749	$—

No servicing is retained on loans sold into the secondary market.

In conjunction with the mortgage banking activities, the Company enters into commitments to originate and commitments to sell loans, both of which are considered derivatives. The Company’s commitments are generally for fixed rate mortgage loans, lasting 45 days and are at market rates when initiated. The Company had commitments to originate $10,860,608 and $0 in loans as of September 30, 2004 and 2003, respectively, that it intends to sell. The sales contracts are entered into for amounts and terms offsetting the interest rate risk of loan commitments. Substantially all of the gain on sale generated from mortgage banking activities is recorded when closed loans are delivered into the sales contracts.

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2004	2003
Land	$696,898	$664,603
Buildings and improvements	3,268,422	1,071,215
Construction in progress	—	150,451
Fixed assets in process	175,986	—
Furniture, fixtures and equipment	2,037,746	1,009,197

	6,179,052	2,895,466
Less accumulated depreciation	1,156,603	970,125

Net premises and equipment	$5,022,449	$1,925,341

Depreciation expense was $625,575 and $363,001 for 2004 and 2003, respectively.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 7: Goodwill and Intangible Assets

The change in balance for goodwill during the year is as follows:

	2004	2003
Beginning of year	$356,064	$—
Impairment	(356,064)	—
Acquired goodwill	11,188,266	356,064

End of year	$11,188,266	$356,064

In 2003, the Company acquired 22.5% of the outstanding shares of Independence Bancorp for a total cost of $2,000,000, which was paid in cash. The Company has recorded its investment using the equity method, and accordingly, recognizes its proportionate share of the earnings of the investee. The excess of the purchase price over the underlying equity in net assets of $281,155 was recognized as a core deposit intangible and is being amortized straight-line over a seven-year life.

Acquired intangible assets were as follows as of year end:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$258,233	$9,564	$0	$0

Estimated amortization expense for each of the next five years:

2005	$57,384
2006	$57,384
2007	$57,384
2008	$57,384
2009	$19,133

Note 8: Leases

As a result of the merger, the Company assumed the following operating leases entered into by Independence Bancorp:

The Company entered into an agreement in 2000 to lease an office facility from the Company’s vice chairman under an operating lease for 15 years. After 2005, the base rent is adjusted annually based on U. S. Consumer Price Index – All Urban Consumers (CPI-U) for the prior five-year period. The Company may purchase the facility at any time for $1,187,000, plus an increase equal to the percentage increase in the CPI-U from January 1, 2001, until the month of purchase.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

A lease was entered into during December 2001 to lease an office building for the Bank’s Jeffersonville, Indiana branch. This three year operating lease is from January 1, 2002, through year-end 2004 with three three-year renewal options. The facility may be purchased in the fourth year of lease for $288,000 with six months notice.

A lease was entered into during August 2002 to lease an office facility for the Bank’s mortgage lending division. This three year operating lease is from August 1, 2002, to July 31, 2005, with a two-year renewal option.

A lease was entered into during April 2003 to lease an office building for the Bank’s St. Matthews, Kentucky branch. This 15-year lease is from May 1, 2003, through April 30, 2108, with a five-year renewal option.

The Company entered into an agreement in May 2004 to lease an office facility from the Company’s vice chairman under an operating lease for 15 years. The lease also contains a provision for additional rent in addition to the base rent for common area expenses. This common area expense rent adjusts annually based upon the actual expenses paid by the landlord.

Rent expense for operating leases was $40,000 and $0 for 2004 and 2003, respectively. Rent expense paid to related parties was $30,000 for 2004. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present:

2005	$266,000
2006	237,000
2007	238,000
2008	236,000
2009	242,000
Thereafter	2,234,000

$3,453,000

Note 9: Interest-bearing Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $52,012,316 and $16,562,796 on September 30, 2004 and 2003, respectively. Time deposits include $24,269,000 of brokered deposits for 2004.

At September 30, 2004, the scheduled maturities of time deposits are as follows:

2005	$114,847,967
2006	22,062,986
2007	4,985,482
2008	2,308,832
2009	1,924,335
Thereafter	840,835

$146,970,437

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 10: Short-term Borrowings

Short-term borrowings included the following at September 30:

	2004	2003
Securities sold under agreements to repurchase	$620,500	$—
Single maturity FHLB advances with variable rates of 2.03%, maturing October 29, 2004, and November 23, 2004.	6,500,000	—

	$7,120,500	$—

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by the underlying securities and such collateral is held by First Tennessee Bank. The maximum amount of outstanding agreements at any month end during 2004 and 2003 totaled $781,500 and $0, and the monthly average of such agreements totaled $626,483 and $0 for 2004 and 2003, respectively. The agreements at September 30, 2004, mature within one to three days.

The Company has a line of credit with an unaffiliated institution. The Company may borrow up to $2,500,000 ($0 and $0 outstanding at year-end 2004 and 2003, respectively) at an interest rate of 4.875% (as of year-end 2004, which adjusts based on the changes in prime rate plus a margin of 0.125%) with a maturity date of January 25, 2005. Advances under the line are secured by 202 shares of the Bank’s common stock.

Note 11: Long-term Debt

FHLB advances at September 30 were as follows:

	2004	2003
Fixed rate advances from 1.95% to 5.20% with final maturities due September 12, 2005, through March 7, 2011.	$4,954,561	$1,000,000
Subordinated debentures	9,279,000	5,155,000

	$14,233,561	$6,155,000

The FHLB advances are secured by mortgage loans totaling approximately $11,250,000 and $1,250,000 at September 30, 2004 and 2003, respectively. The advances are subject to restrictions or penalties in the event of prepayment.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Aggregate annual maturities of FHLB borrowings at September 30, 2004, were:

2005	$988,640
2006	2,965,921
Thereafter	1,000,000

$4,954,561

Subordinated Debentures

On March 17, 2003, the Company and the Trust entered into an Underwriting Agreement with FTN Financial Capital Market and Keefe, Bruyette and Woods, Inc. for themselves and as co-representatives for several other underwriters (Underwriting Agreement). The proceeds from the sale of the Preferred Securities were invested by the Trust in the Company’s 6.4% Junior Subordinated Debentures due March 26, 2003, (Debentures) in the amount of $5,155,000. The proceeds from the issuance of the Debentures were used by the Company to repurchase approximately 111,000 shares of Company stock. The Preferred Securities are recorded as borrowings in the Company’s consolidated September 30, 2004, balance sheet. Issuance costs are being amortized over the life of the Preferred Securities. Distributions are paid quarterly on March 26, June 26, September 26 and December 26 of each year. The Debentures will mature and the Preferred Securities must be redeemed on March 26, 2033. The Trust has the option of shortening the maturity date to a date not earlier than March 26, 2008, requiring prior approval of the board of governors of the Federal Reserve System.

The Company acquired the stock of Independence Statutory Trust I (Trust) on July 9, 2004, as a result of the acquisition of Independence. Independence issued subordinated debentures in the amount of $4,124,000 to the Trust. The debentures are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable at par prior to the maturity date of March 26, 2033, at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed twenty consecutive quarters. If payments are deferred, the Company is prohibited from paying dividends to its common stockholders.

During the year ended September 30, 2004, the Company applied the provisions of Financial Accounting Standards board Interpretation 46 (Revised), Consolidation of Variable Interest Entities, to its trust preferred security issues. The primary impact of this change was to report the Company’s subordinated debt to the Trust on the face of the accompanying balance sheet rather than the capital notes issued by the Trust, as was previously presented. This change has been made for all periods presented. This change did not have a material impact on the Company’s total assets, liabilities, stockholders’ equity or results of operations.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 12: Income Taxes

The provision (credit) for income taxes includes these components:

	2004	2003
Taxes currently payable	$4,683	$237,285
Deferred income taxes	(767,992)	(51,134)

Income tax expense (credit)	$(763,309)	$186,151

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2004	2003
Computed at the statutory rate (34%)	$(631,210)	$461,237
Increase (decrease) resulting from
State income taxes	(40,950)	—
Tax exempt interest	(24,886)	(23,834)
Nondeductible expenses	6,131	3,279
Increase in cash surrender value of life insurance	(59,840)	(60,862)
Changes in the deferred tax asset valuation allowance	—	(125,843)
Other	(12,554)	(67,826)

Actual tax expense (credit)	$(763,309)	$(186,151)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2004	2003
Deferred tax assets
Allowance for loan losses	$875,064	$121,303
Basis differential in equity method investment	207,650	36,532
ESOP liability	57,152	77,830
Deferred loan fees	226,607	160,703
Net operating loss carryover and charitable contributions	179,263	—
Transaction costs	38,033	—
Accrued salary costs	29,709	—

Total deferred tax assets	1,613,478	396,368

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

	2004	2003
Deferred tax liabilities
Depreciation	$345,325	$127,432
Section 481 adjustment for bad debt recapture	—	32,411
FHLB stock	503,274	437,716
Unrealized gains on available-for-sale securities	1,783,543	1,411,681
Core deposit intangible	90,504	—
Fair market value adjustments	273,503	—
Deferred state taxes	13,780	—
Accretion	451	—

	3,010,380	2,009,240

Net deferred tax liability before valuation allowance	(1,396,902)	(1,612,872)

Valuation allowance
Beginning balance	—	(125,843)
(Increase) decrease during the period	—	125,843

Ending balance	—	—

Net deferred tax liability	$(1,396,902)	$(1,612,872)

In the past, the Company established a valuation allowance for the deferred tax asset as it was not more likely than not that the Company would realize the benefit of the deferred tax asset. In 2003, the Company determined that it is more likely than not that the Company will realize the benefit of the deferred tax asset and, therefore, no valuation allowance has been established.

As of September 30, 2004, Citizens had approximately $1,049,535 of net operating losses which will begin to expire in the fiscal year ended 2021. The Company had approximately $488,706 of net operating losses which will begin to expire in the fiscal year ended 2024.

Retained earnings at September 30, 2003 and 2002, include approximately $2,134,600 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $725,800 at September 30, 2003 and 2002, respectively.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 13: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2004	2003
Unrealized gains and losses on available-for-sale securities	$1,098,561	$(140,658)
Less reclassification adjustments for realized gains and losses included in income	6,826	42,865

Other comprehensive loss, before tax effect	1,091,735	(183,523)
Tax expense (benefit)	371,189	(62,398)

Other comprehensive income (loss)	$720,546	$(121,125)

Note 14: Capital Requirements and Restrictions on Retained Earnings

Banks and holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

At year-end 2004, the Company and Bank were considered well capitalized under these regulations. Actual and required capital amounts and ratios are presented below at year-end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004
Consolidated	$35,898	16.2%	$17,704	4.0%	$22,130	6.0%
Bank	$30,372	15.8%	$15,339	4.0%	$19,174	6.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$30,854	13.9%	$8,852	4.0%	$13,278	6.0%
Bank	$25,709	13.4%	$7,670	4.0%	$11,504	6.0%
Tier 1 (Core) Capital to average assets
Consolidated	$30,854	9.9%	$12,463	4.0%	$15,579	6.0%
Bank	$25,709	10.0%	$10,296	4.0%	$12,870	6.0%

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

The Bank is subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that my be paid in any year is limited to that year’s net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. The Company’s ability to pay dividends is substantially determined by the Bank’s ability to pay dividends to the Company. At September 30, 2004, the Bank could pay dividends of approximately $195,000 to the Company without regulatory approval.

The Bank’s actual capital and its statutory required capital levels as a federally chartered savings bank at September 30, 2003, are as follows:

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

Note 15: Related-party Transactions

Loans to executive officers and directors, including loans to affiliated companies of which executive officers and directors are principal owners, and loans to members of the immediate family of such persons at September 30 are summarized as follows:

	2004	2003
Balance at beginning of period	$450,619	$411,035
Additions during the year	2,959,766	166,865
Repayments	(607,428)	(127,281)

Balance at end of period	$2,802,957	$450,619

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

Deposits from related parties held by the Banks at September 30, 2004 and 2003, totaled approximately $825,628 and $2,723,075, respectively.

Leases from related parties are disclosed in Note 8.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 16: Employee Benefits

The Bank terminated its noncontributory defined benefit pension plan (Pension Trust) as of July 9, 2004, and accrued a termination payment in the fourth quarter upon determining the termination liability of $230,852. The multi-employer pension plan covered all full-time employees with one year of service who had attained the age of 21. Pension expense, including termination payments, for the years ended September 30, 2004 and 2003 was $306,110 and $0, respectively.

The Bank has a retirement savings 401(k) plan covering substantially all employees. The Company amended the plan at the time of merger allowing employees to contribute up to 15% of their compensation with 1st Independence Bank which is matched at a discretionary rate determined annually by the board of directors. Prior to the amendment, employees could contribute up to 15% of their compensation with the Bank matching 25% of the employee’s contribution on the first 6% of the employee’s compensation. Employer contributions charged to expense for 2004 and 2003 were $35,184 and $13,824, respectively.

As part of the conversion, in 1995 the Company established an employee stock ownership plan (ESOP) covering substantially all employees of the Bank. The ESOP acquired 174,570 shares of Company common stock at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, $1,745,700 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to reduce the Bank’s obligation to repay the loan and are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions are made to the ESOP.

ESOP expense for the years ended December 30, 2004 and 2003, was $89,348 and $181,825, respectively.

	2004	2003
Allocated shares	106,705	92,109
Shares released for allocation	10,563	20,276
Unearned shares	51,622	62,185

Total ESOP shares	168,890	174,570

Fair value of unearned shares at September 30	$1,032,440	$1,276,011

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

On January 21, 1997, the stockholders of the Company approved the establishment of the 1st Independence Bank, Inc. Restricted Stock Plan (RSP). The objective of the RSP is to enable the Banks to attract and retain personnel of experience and ability in key positions of responsibility. Those eligible to receive benefits under the RSP will be such employees as selected by members of a committee appointed by the Company’s board of directors. The RSP is a non-qualified plan that is managed through a separate trust. The Banks can contribute sufficient funds to the RSP Trust for the purchase of up to 85,000 shares of common stock. Awards made to employees will vest 20% on each anniversary date of the award. Shares will be held by the trustee and are voted by the RSP trustee as directed by the participant for those shares earned or by the committee for those shares held but unearned or unawarded. Any assets of the trust are subject to the general creditors of the Company. All shares awarded vest immediately in the case of a participant’s death, disability or upon a change in control of the Company. The Company intends to expense RSP awards over the years during which the shares are payable, based on the fair market value of the common stock at the date of the grant to the employee. As of September 30, 2004, no awards had been made under the RSP.

Note 17: Stock Option Plans

The Company has two stock option plans. The 1997 plan has a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 200,000 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is 10 years. At September 30, 2004, 5,000 options remain available to be granted.

In July 2004, the Company formed a second plan for up to 300,000 shares of the Company’s common stock. The plan allows for both incentive and non-qualified options to be granted at the discretion of the Company’s board of directors, generally with ten year maturities and with a three year vesting schedule (25% immediate and 25% on each of the next three anniversary dates). Commensurate with the Company’s acquisition of Independence, 60,300 options of Independence were transferred into the plan at their existing terms. At September 30, 2004, 239,700 options remain available to be granted.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

A summary of the status of the plan at September 30, 2004 and 2003, and changes during the years then ended is presented below:

	2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	200,000	$16.29	185,000	$16.27
Options transferred in acquisition of Independence	60,300	8.82	—	—
Granted	—	—	15,000	16.50
Exercised	(5,000)	16.50	—	—

Outstanding, end of year	255,300	$14.52	200,000	$16.29

Options exercisable, end of year	251,300		194,000

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

	2004	2003
Dividend yields	—	2.4%
Volatility factors of expected market price of common stock	—	27.83%
Risk-free interest rates	—	1.37%
Expected life of options	—	10 years
Weighted-average fair value of options granted during the year	$0	$5.71

The following table summarizes information about stock options under the plan outstanding at September 30, 2004:

Exercise Price	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$8.00	35,550	5.3 years	$8.00	35,550	$8.00
$10.00	24,750	8.4 years	$10.00	24,750	$10.00
$11.26- 13.50	10,000	6.2 years	$12.38	6,000	$12.75
$16.50	185,000	2.3 years	$16.50	185,000	$16.50

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 18: Earnings per Share

Earnings per share (EPS) were computed as follows:

	Year Ended September 30, 2004
	Income	Weighted- average Shares	Per Share Amount
Net income	$(1,093,192)	1,318,267
Basic earnings per share
Income available to common stockholders			$(.83)

Effect of dilutive securities
Stock options	—	—

Diluted earnings per share
Income available to common stockholders and assumed conversions	$(1,093,192)	1,318,267	$(.83)

	Year Ended September 30, 2003
	Income	Weighted- average Shares	Per Share Amount
Net income	$1,306,725	1,244,074
Basic earnings per share
Income available to common stockholders			$1.05

Effect of dilutive securities
Stock options	—	500

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,306,725	1,244,574	$1.05

Stock options for 255,300 and 190,000 shares of common stock were excluded from the 2004 and 2003 diluted earnings per share because their impact was antidilutive.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 19: Disclosures about Fair Value of Financial Instruments

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

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$12,063,891	$12,063,891	$7,375,033	$7,375,033
Interest-bearing deposits	$100,000	$100,000	$100,000	$100,000
Available-for-sale securities	$27,325,211	$27,325,211	$27,488,328	$27,488,328
Held-to-maturity securities	$2,152,355	$2,180,455	$4,404,376	$4,470,533
Loans held for sale	$2,186,749	$2,219,550	$—	$—
Loans, net of allowance for loan losses	$210,536,389	$211,450,250	$83,932,255	$87,649,847
FHLB stock	$2,567,700	$2,567,700	$1,865,200	$1,865,200
Interest receivable	$1,116,714	$1,116,714	$555,620	$555,620
Cash surrender value of life insurance	$3,001,948	$3,001,948	$2,825,948	$2,825,948
Financial liabilities
Deposits	$219,816,999	$219,498,441	$106,691,759	$107,698,848
Short term borrowings	$7,120,500	$7,120,500	$—	$—
Long term debt	$4,954,561	$4,988,048	$1,000,000	$1,000,000
Subordinated debentures	$9,279,000	$9,279,000	$5,155,000	$5,155,000
Interest payable	$290,428	$290,428	$26,469	$26,469
Commitments to originate loans	$—	$—	$—	$—
Letters of credit	$—	$—	$—	$—
Lines of credit	$—	$—	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents, Interest-bearing Deposits, FHLB Stock, Interest Receivable and Cash Surrender Value of Life Insurance

The carrying amount approximates fair value.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Securities

Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans

The fair value of loans, including loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings, FHLB Advances and Interest Payable

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

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 20: Significant Estimates and Concentrations

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

The Company is a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with certain statements made in connection with it’s offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss contingency for this litigation. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.

Note 21: Commitments and Credit Risks

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

At September 30, 2004 and 2003, the Banks had outstanding commitments to originate loans aggregating approximately $17,679,000 and $832,300, respectively. The Bank also has commitments to originate approximately $10,861,000 of fixed rate loans for sale into the secondary market. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

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

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

The Banks had total outstanding letters of credit amounting to approximately $1,579,000 and $27,000, at September 30, 2004 and 2003, respectively, with one year terms.

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

At September 30, 2004, the Banks had granted unused lines of credit to borrowers aggregating approximately $46,000.

Deposits

As of September 30, 2004, the Company had two large depositors with deposits that totaled approximately 17% to total deposits.

Cash and Cash Equivalents

At September 30, 2004, Company’s cash accounts exceeded federally insured limits by approximately $6,314,000.

Bank Owned Life Insurance

As of September 30, 2004, the Company’s investment in life insurance of $3,001,948 was with one insurance company.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Note 22: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company as of September 30.

Condensed Balance Sheets

	2004	2003
Assets
Cash and due from banks	$539,092	$306,690
Investment in common stock of subsidiaries	43,070,459	21,228,868
Available-for-sale securities	999,380	2,947,267
Note receivable	922,294	982,586
Goodwill	—	356,064
Debt issuance costs, net of accumulated amortization	133,000	137,667
Other assets	872,985	334,810

Total assets	$46,537,210	$26,293,952

Liabilities
Subordinated debentures	$9,279,000	$5,155,000
Dividends payable	169,523	366,893
Other liabilities	7,503	—

Total liabilities	9,456,026	5,521,893
Stockholders’ equity	37,081,184	20,772,059

Total liabilities and stockholders’ equity	$46,537,210	$26,293,952

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Condensed Statements of Income

	2004	2003
Income
Dividends from subsidiaries	$—	$1,500,000
Other income	140,949	97,837

Total income	140,949	1,597,837

Expenses
Interest expense	381,347	169,542
Amortization of core deposit intangibles and debt issuance costs	34,801	32,468
Other expenses	720,067	197,029

Total expenses	1,136,215	399,039

Income (loss) from continuing operations before income taxes, equity in undistributed earnings of subsidiary, and equity in undistributed earnings of subsidiary held for disposal	(995,266)	1,198,798
Income tax expense (benefit) from continuing operations	(207,110)	(216,561)

Income (loss) from continuing operations before equity in undistributed earnings of subsidiary and equity in undistributed earnings of subsidiary held for disposal	(788,156)	1,415,359
Equity in undistributed earnings of subsidiary from continuing operations	(317,509)	(244,932)
Equity in undistributed earnings of subsidiary held for disposal	12,473	136,298

Net Income (Loss)	$(1,093,192)	$1,306,725

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 and 2003

Condensed Statements of Cash Flows

	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$(1,093,192)	$1,306,725
Items not requiring (providing) cash
Amortization expense	34,801	32,468
Deferred income taxes	(193,773)	—
Amortization of premiums on securities	14,964	59,430
Net realized losses on available-for-sale securities	7,201	—
Goodwill impairment	356,064	—
Undistributed earnings of subsidiary	317,509	244,932
Income from discontinued operations	(12,473)	(136,298)
Changes in
Other assets	(536,144)	39,369
Other liabilities	(189,867)	(6,720)

Net cash provided by (used in) operating activities	(1,294,910)	1,539,906

Cash Flows from Investing Activities
Repayment of note receivable	60,292	164,603
Proceeds from sales of available-for-sale securities	1,739,311	4,151,794
Maturities of available-for-sale securities	182,950	—
Purchase of available-for-sale securities	—	(7,161,333)
Cash acquired in acquisition	176,306	—
Investment in subsidiary	—	(2,000,000)

Net cash provided by (used in) investing activities	2,158,859	(4,844,936)

Cash Flows from Financing Activities
Issuance of trust preferred securities		4,860,000
Purchase of treasury stock	(197,343)	(1,992,358)
Exercise of stock options	82,500	—
Dividends paid`	(516,704)	(883,836)

Net cash provided by (used in) financing activities	(631,547)	1,983,806

Net Change in Cash and Cash Equivalents	232,402	(1,321,224)
Cash and Cash Equivalents at Beginning of Year	306,690	1,627,914

Cash and Cash Equivalents at End of Year	$539,092	$306,690

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

The Company has adopted a Code of Conduct for its Principal Executive Officer and Senior Financial Officer (the “Code of Conduct”). The Code of Conduct is available free of charge by writing to the Secretary of the Company at 104 South Chiles Street, Harrodsburg, Kentucky, 40330-1620.

Section 16(A) Beneficial Ownership Reporting

Section 16(a) of the 1934 Act requires the Company’s directors and executive officers to file reports of ownership and changes in ownership of their equity securities in the Company with the Securities and Exchange Commission and to furnish the Company with copies of such reports. To the best of the Company’s knowledge, all of the filings by its directors and executive officers were made on a timely basis during the 2004 fiscal year. The Company is not aware of other beneficial owners of more than ten percent of its Common Stock.

Board of Directors:

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are set forth below. Directors Chalfant, Moore, Manecke, Receveur and White became directors of the Company on July 9, 2004, upon completion of the Merger. All of the directors listed below are also directors of the Bank.

Jack L. Coleman, Jr., 50, is a partner and majority stockholder of Coleman’s Lumber Yard and owner of Coleman’s Home Center all located in Harrodsburg, Kentucky. He is a member of the Kentucky House of Representatives and is also a member of the Mercer County Chamber of Commerce.

Matthew C. Chalfant, 40, is the President of Forms America and Chalfant Industries, Inc.

James W. Dunn, 54, is retired and was the deputy commissioner for employment services for the Commonwealth of Kentucky. He was also co-owner and President of Joy Temporary Services. Mr. Dunn currently serves on the board of directors and is a member of the executive committee of the Bluegrass State Skills Corporation. Additionally, Mr. Dunn serves on the review board of Juvenile Justice. Mr. Dunn was elected to the Board of Directors in 2002.

Arthur L. Freeman, 54, is Chairman and Chief Executive Officer of the Company and the Bank and prior to the Merger was the Chairman and Chief Executive Officer of HFFB and First Financial Bank. Mr. Freeman is also a member of the Board of Directors of Citizens.

Thomas Les Letton, 52, is the President of The Letton Company, Inc., a real estate investment company and Old Bridge, Inc., a golf course and development company, all located in Danville, Kentucky. He is also an owner of W.F.L., Inc. and affiliates which owns thirteen Papa Johns Pizza franchises.

Charles Moore II, 40, is a builder.

Stephen R. Manecke, 48, is a certified public accountant/consultant.

Ronald L. Receveur, 48, is a dentist.

W. Dudley Shryock, 48, is a certified public accountant, practicing in Lawrenceburg, Kentucky. Mr. Shryock is treasurer for the Anderson County Fiscal Court.

N. William White, 38, is the President of the Company and President and Chief Executive Officer of the Bank. Prior to the Merger, Mr. White served as President and Chief Executive Officer of Independence and 1st Independence Bank.

Certain Executive Officers Who Are Not Directors:

R. Michael Wilbourn, 42, is an Executive Vice President and Chief Financial Officer of the Company and the Bank. Prior to the Merger, Mr. Wilbourn served in the same capacity to Independence and 1st Independence Bank. Previous to his employment at Independence and 1st Independence Bank, Mr. Wilbourn served as Vice President-Senior Consultant and Analyst of Commercial Finance of Bank One, Kentucky.

Alan D. Shepard, 42, is an Executive Vice President of the Company and Executive Vice President and Senior Lending Officer of the Bank. Prior to the Merger, Mr. Shepard served in the same capacity to Independence and 1st Independence Bank. Previous to his employment at Independence and 1st Independence Bank, Mr. Shepard was employed at Commonwealth Bank and Trust.

Kathy L. Beach, 42, commenced employment with the Company and the Bank on August 20, 2004. Ms. Beach is Executive Vice President and Chief Operations Officer of the Company and the Bank. Previously, Ms. Beach was Chief Operations Officer at Porter Bancorp, Inc., Shepherdsville, Kentucky.

Audit Committee Financial Expert

The Board of Directors of the Registrant has determined that Director Shryock is an audit committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and is independent as defined within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

The Registrant has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Directors Moore, Shryock, Manecke, and Dunn.

Item 10.	Executive Compensation

Director Compensation

For the fiscal year ended September 30, 2004, each member of the Board of Directors of the Company received a fee of $750 per month. No additional fees are paid for committee meetings. For the fiscal year ended September 30, 2004, total board fees were approximately $70,000. Such fees included board fees paid to former directors of the Company, prior to the Merger.

During fiscal 2004, the Bank provided certain health insurance for Directors Coleman, Dunn and Shryock. For the year ended September 30, 2004, the cost of such health insurance for Directors Coleman, Dunn, Letton, and Shryock was $554, $812, $812 and $812, respectively.

In accordance with the Merger, the Company exchanged stock options of Independence’s employees, executive officers, and directors with stock options under the Company’s 2004 Stock Option Plan. Accordingly, Directors Chalfant, Manecke, Moore and Receveur, each exchanged the following number of stock options — 6,750, 5,000, 3,400 and 3,400, respectively, for the same number of stock options under the 2004 Stock Option Plan. Mr. White exchanged 14,000 stock options for the same number of stock options under the 2004 Stock Option Plan. All options granted are fully vested.

Executive Compensation

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the Chairman of the Board and the Chief Executive Officer and the President of the Registrant for each of the three years ended September 30, 2004. No other executive officer of the Registrant had a salary and bonus during the fiscal year ended September 30, 2004 that exceeded $100,000 for services rendered in all capacities to the Company and the Bank.

		Annual Compensation					Long-Term Compensation Awards		All Other Compensation ($)
Name and Principal Position	Year	Salary($)		Bonus($)		Other Annual Compensation ($)(2)	Securities Underlying Option (#)
Arthur L. Freeman Chairman of the Board and Chief Executive Officer	2004 2003 2002	129,000 101,550 99,300		— — 11,586	(1)	9,000 9,000 9,000	— — —		8,740 19,934 11,790	(5)

N. William White President	2004	30,000	(3)	—		2,250	14,000	(4)	2,040	(6)

(1)	Consists of the market value of 1,000 shares of Company common stock at the date such shares were awarded.

(2)	Constitutes director fees.

(3)	Mr. White commenced employment with the Registrant on July 9, 2004, the effective date of the Merger.

(4)	Options granted under the 2004 Stock Option Plan, see “Director Compensation” and “Stock Awards.”

(5)	Includes 874 shares allocated to Mr. Freeman’s account pursuant to the ESOP at a cost of $10 per share (with an aggregate market value of $20.00 per share at September 30, 2004 totaling $17,480).

(6)	Includes 204 shares allocated to Mr. White’s account pursuant to the ESOP at a cost of $10 per share (with an aggregate market value of $20 per share at September 30, 2004 totaling $4,080).

Employment Agreements. The Registrant and the Bank entered into three year employment agreements (the “Agreements”) with Arthur L. Freeman, Chairman of the Board and Chief Executive Officer and N. William White, President. Under the Agreements, Messrs. Freeman and White’s employment may be terminated by the Registrant or the Bank for “just cause” as defined in the Agreements. If their employment is terminated without just cause, they will be entitled to a continuation of their salary from the date of termination through the remaining term of the Agreement. In the event of the termination of employment in connection with any change in control of either the Registrant or the Bank during the term of their Agreements, Messrs. Freeman and White will be paid a lump sum amount equal to 2.99 times their five year average taxable compensation. In the event of a change in control at September 30, 2004, Messrs. Freeman and White would have been entitled to a lump sum payment of approximately $313,000 and $78,000, respectively.

Stock Awards. The following tables set forth additional information concerning stock options granted during the 2004 fiscal year pursuant to the 2004 Stock Option Plan to Mr. White.

OPTION/SAR GRANTS TABLE

Option/SAR Grants in Last Fiscal Year (1)

Individual Grants
Name	# of Securities Underlying Options/SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price (Per Share)	Expiration Date
N. William White	10,000 4,000	16.6% 6.7	$ 8.00 10.00	January 26, 2010 January 28, 2013

(1)	No Stock Appreciation Rights (SARs) are authorized under the plan.

The following table sets forth certain information with respect to the number of shares of common stock represented by outstanding stock options held by Messrs. Freeman and White as of September 30, 2004.

Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Option at FY-End Exercisable/Unexercisable
Arthur L. Freeman	—	—	5,000/0	$ 32,500/0(1)
N. William White	—	—	14,000/0	$160,000/0(2)

(1)	Based upon an exercise price of $13.50 per share and estimated price of $20.00 at September 30, 2004.

(2)	Based upon exercise prices of $8.00 per share (10,000) and $10.00 per share (4,000), respectively. At September 30, 2004, the estimated price was $20.00 per share.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

(b)	Security Ownership of Management

Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the “1934 Act”). The following table sets forth, as of November 30, 2004, persons or groups who own more than 5% of the Company’s Common Stock, the ownership of each director and named executive officers, and the ownership of all directors and executive officers of the Company as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock as of September 30, 2004.

Name and Address of Beneficial Owner**	Amount and Nature of Beneficial Ownership(2)	Percent of Shares of Common Stock Outstanding (%)(3)
First Financial Bank Employee Stock Ownership Plan Trust 104 South Chiles Street Harrodsburg, Kentucky 40330-1620(1)	168,890	8.8

Jack L. Coleman, Jr.(3)	26,851	1.3

Matthew C. Chalfant	64,438	3.4

James W. Dunn	2,293	*

Arthur L. Freeman	14,327	*

Thomas Les Letton(3)	29,995	1.6

Charles Moore II	76,149	4.0

Stephen R. Manecke	21,250	1.1

Ronald L. Receveur	41,150	2.1

W. Dudley Shryock(3)	14,061	*

N. William White	40,625	2.1

All directors and executive officers of the Company as a group (13 persons)(2)(3)(4)	354,877	17.8

(1)	The Employee Stock Ownership Plan (“ESOP”) purchased such shares for the exclusive benefit of plan participants with funds borrowed from the Company. These shares are held in a suspense account and will be allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The Bank’s board of directors has appointed a committee consisting of non-employee directors Coleman, Letton and Shryock to serve as the ESOP administrative committee (“ESOP Committee”) and to serve as the ESOP trustees (“ESOP Trustee”). The ESOP Committee or the Board instructs the ESOP Trustee regarding investment of ESOP plan assets. The ESOP Trustee must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received, will be voted by the ESOP Trustee as directed by the ESOP Committee. As of September 30, 2004, 106,875 shares have been allocated under the ESOP to participant accounts.

(2)	The share amounts also include shares of Common Stock that the following persons may acquire through the exercise of stock options within 60 days of September 30, 2004: Jack L. Coleman, Jr. – 10,000; Matthew C. Chalfant – 6,750; James W. Dunn – 2,000; Arthur L. Freeman – 5,000; Thomas Les Letton – 10,000; Charles Moore II – 3,400, Stephen R. Manecke – 5,000; Ronald L. Receveur – 3,400; W. Dudley Shryock – 10,000; N. Williams White – 14,000.

(3)	Excludes 168,890 shares of Common Stock held by the ESOP for which such individual serves as a member of the ESOP Committee or Trustee Committee and has shared voting power. Such individual disclaims beneficial ownership with respect to such shares held in a fiduciary capacity.

(4)	The share amount also includes 10,500 shares of Common Stock that may be acquired through the exercise of stock options within 60 days of September 30, 2004 by other executive officers.

*	Less than 1% of the Common Stock outstanding.

**	Addresses of beneficial holders that hold over 5% of the Company’s common stock.

(c)	Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

Set forth below is information as of September 30, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
Equity compensation plans approved by shareholders:
2004 Omnibus Stock Option Plan	60,300	$8.82	239,700
1996 Stock Option Plan	195,000	16.29	—
Restricted Stock Plan	—	—	85,000
Equity compensation plans not approved by shareholders (1)	n/a	n/a	n/a

TOTAL	255,300	$14.52	324,700

(1)	Not applicable.

Item 12.	Certain Relationships and Related Transactions

The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank’s other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.

Item 13.	Exhibits, Financial Statements, and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report.

2.1	Stock Purchase Agreement (1)

2.2	Contract of Sale (2)

3.0	Certificate of Incorporation (3)

3.1	Amended Certificate of Incorporation

3.2	Bylaws (3)

10.1	1996 Stock Option Plan(4)

10.2	Restricted Stock Plan and Trust Agreement(4)

10.3	Form of Employment Agreement Arthur L. Freeman(5)

10.4	Form of Employment Agreement for N. William White (6)

10.5	Form of Employment Agreement for R. Michael Wilbourn (7)

10.6	Form of Employment Agreement for Alan D. Shepard (8)

10.7	Form of Employment Agreement for Kathy L. Beech

10.8	2004 Omnibus Stock Option Plan (9)

10.9	Bank Lease with Chalfant Industries, Inc.

14.0	Code of Ethics for Principal Executive Officers and Senior Financial Officers (10)

21.0	Subsidiary Information (See Item 1 - Description of Business)

23.1	Consent of BKD, LLP

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification as required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference into this document to Exhibit 2.1 to Form 8-K filed on October 22, 2004.

(2)	Incorporated herein by reference into this document to Exhibit 2.2 to Form 8-K filed on October 22, 2004.

(3)	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458.

(4)	Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on December 29, 1997.

(5)	Incorporated herein by reference into this document to Exhibit 10.5 to Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163.

(6)	Incorporated herein by reference into this document to Exhibit 10.6 to Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163.

(7)	Incorporated herein by reference into this document to Exhibit 10.7 to Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163.

(8)	Incorporated herein by reference into this document to Exhibit 10.8 to Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163.

(9)	Incorporated herein by reference into this document to Annex G to the proxy statement/ prospectus contained in the Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163.

(10)	Incorporated herein by this reference into this document from Exhibit 14.0 to the Form 10-KSB filed on December 23, 2003.

Item 14.	Principal Accountant Fees and Services.

Fees for professional services rendered by BKD, LLP, the Registrant’s independent auditor and principal accountant, for the respective fiscal years ended September 30 are set forth below:

	2004	2003
Audit Fees(1)	$184,000	$58,000
Audit Related Fees(2)	34,000	—
Tax Fees(3)	14,000	4,460
All Other Fees(4)	36,000	21,995

(1)	Audit fees consist of fees for professional services rendered for the audit of the Registrant’s financial statements and review of financial statements included in Registrant’s quarterly reports and services normally provided by BKD in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees consist primarily of due diligence services in regard to the Merger.

(3)	Tax services fees consist of compliance fees for the preparation of state and federal tax returns.

(4)	For 2004, all other fees consisted of extended audit services and loan review for Citizens and related expenses. For 2003, all other fees consisted of services primarily in regard to Federal Reserve reporting ($12,000) and fees in connection with the Registrant’s dutch tender offer and issuance of trust preferred securities ($9,995).

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee or specified audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the chair reports any decisions at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 29, 2004.

1ST INDEPENDENCE FINANCIAL GROUP, INC.

By:	/s/ Arthur L. Freeman
Arthur L. Freeman Chairman and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by December 29, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ Arthur L. Freeman	By:	/s/ Thomas Les Letton
	Arthur L. Freeman President and Chief Executive Officer, And Chairman of the Board (Duly Authorized Representative)		Thomas Les Letton Director

By:	/s/ N. William White	By:	/s/ Stephen R. Manecke
	N. William White President and Director		Stephen R. Manecke Director

By:	/s/ Matthew C. Chalfant	By:	/s/ Charles Moore II
	Matthew C. Chalfant Director		Charles Moore II Director

By:	/s/ Jack L. Coleman, Jr.	By:	/s/ Ronald L. Receveur
	Jack L. Coleman, Jr. Director		Ronald L. Receveur Director

By:	/s/ James W. Dunn	By:	/s/ W. Dudley Shryock
	James W. Dunn Director		W. Dudley Shryock Director

By:	/s/ R. Michael Wilbourn
R. Michael Wilbourn Executive Vice President and CFO