Form 10KSB
period 2004-12-31
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2005-03-30
CIK 946738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- or -

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2004 to December 31, 2004

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

Common Stock, par value $.10 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Registrant’s revenues for the three months ended December 31, 2004: $4.3 million.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock as quoted on the NASDAQ National Market on March 1, 2005, was approximately $30.9 million.

As of March 1, 2005 there were issued and outstanding 1,916,368 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report on Form 10-KSB, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on May 19, 2005.

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

The following factors, among others, could cause the actual results of the Independence Bancorp merger to differ materially from the expectations stated in this filing: the ability to successfully integrate the companies following the merger, including the retention of key personnel; the ability to fully realize the expected cost savings and revenues; and the ability to realize the expected cost savings and revenues on a timely basis.

Additional factors that could have a material adverse effect on the operations of the Registrant include, but are not limited to: changes in general economic conditions; interest rates, deposit flows, loan demand, real estate values, competition and demand for financial services and loan, deposit, and investment products in the Registrant’s local markets; changes in the quality of composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Registrant’s operations, pricing, and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Registrant undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

Item 1. Description of Business

General

1st Independence Financial Group, Inc. (“FIFG”) was organized as a Delaware corporation in June 1995, and was formerly known as Harrodsburg First Financial Bancorp, Inc. On July 9, 2004, it changed its name to 1st Independence Financial Group, Inc. (the “Company”, or collectively with its subsidiaries, the “Registrant”) and acquired the remaining 77.5% interest of Independence Bancorp, New Albany, Indiana (“Independence”) in a purchase transaction calling for the exchange of one share of its common stock for each share of Independence common stock held by Independence shareholders (the “Merger”). The Company had initially acquired 22.5% of Independence on December 31, 2002. Upon completion of the Merger, the Company issued approximately 696,000 shares to the Independence shareholders and exchanged approximately 60,000 stock options held by directors, executive officers, and employees of Independence. Additionally, as previously disclosed, the Company changed is fiscal year-end from September 30 to December 31.

In connection with the Merger, the Company’s, wholly owned subsidiary, First Financial Bank and Independence’s wholly owned subsidiary, 1st Independence Bank, merged their operations (the “Bank Merger”). The Bank Merger occurred at the same time as the Merger and the resulting institution became a Kentucky state-chartered bank known as 1st Independence Bank, Inc. (the “Bank”).

The Bank currently serves its customers through a network of seven branches located in Harrodsburg, Lawrenceburg and Louisville, Kentucky and New Albany, Jeffersonville, Marengo and Clarksville, Indiana. The Bank also operates a mortgage division, 1st Independence Mortgage Group, which originates one-to-four family residential mortgage loans. 1st Independence Mortgage Group operates throughout the Bank’s branch network and has one stand alone location in Louisville, Kentucky. The Bank also offers limited trust services. On November 1, 2004, the Bank formed a title insurance company, Foundation Title Company, LLC, located in Jeffersonville, Indiana.

The Registrant provides commercial and retail banking services, with an emphasis on commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage Group, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At December 31, 2004, the Registrant had total assets, deposits and equity of $337.2 million, $223.3 million, and $37.7 million, respectively. The Registrant’s business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank and its subsidiaries.

Recent Developments

In July 2001 the Company purchased a 55.8% interest in Citizens Financial Bank, Inc., Glasgow, Kentucky (“Citizens). Subsequently, the Company determined to sell its interest in Citizens, which reflects the Company’s revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky. On October 22, 2004, the Company entered into a stock purchase agreement with Porter Bancorp, Inc., Shepherdsville, Kentucky (“Porter Bancorp”) to sell to Porter Bancorp its 55.8% interest in Citizens for $2,300,000, or $16.33 per share. Subsequent to December 31, 2004, the agreement was amended to provide that the Company would pay approximately $50,000 of Porter Bancorp’s attorneys’ fees. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, at September 30, 2004 the Company reclassified its investment in Citizens as an available-for-sale asset and recognized an after tax loss of approximately $239,000. See Note 4 to the Registrant’s financial statements, presented herein, for a more detailed discussion. Additionally, the financial tables also presented herein, have been revised to reflect the discontinued operations of Citizens.

Concurrent with the signing of the stock purchase agreement, the Bank entered into a real estate contract with Porter Bancorp’s affiliate, Ascencia Bank, to purchase property and a building, located at 8620 Biggin Hill Lane, Louisville, Kentucky, that was previously used as an operations center and retail branch. Under the terms of the real estate contract, the Bank agreed to pay $2,300,000 for the property. The Bank plans to move its finance and accounting, loan and deposit operations, and mortgage group into the building in April 2005. The Bank anticipates the costs of readying the property for its intended use to be approximately $170,000.

The stock purchase transaction and the real estate transaction discussed above consummated on January 28, 2005.

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

	December 31,				September 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real Estate:
Commercial	$35,795	15.11%	$13,166	15.54%	$13,040	13.94%	$11,984	11.34%	$11,541	11.03%
Residential	126,097	53.25	61,869	73.01	71,235	76.18	81,584	77.18	82,767	79.12
Construction	33,676	14.22	3,037	3.58	3,803	4.07	7,160	6.77	6,319	6.04
Commercial	21,061	8.89	3,381	3.99	2,195	2.35	1,166	1.10	337	0.32
Consumer:
Home equity	16,485	6.96	1,963	2.31	1,630	1.74	1,873	1.77	1,775	1.70
Other	3,706	1.57	1,327	1.57	1,607	1.72	1,941	1.84	1,872	1.79

Total loans	236,820	100.00%	84,743	100.00%	93,510	100.00%	105,708	100.00%	104,611	100.00%

Less:
Loans in process	—		—		—		2,687		2,947
Deferred loan origination fees and costs, net	623		488		439		438		411
Allowance for loan losses	2,549		391		390		407		372

Loans, net	$233,648		$83,864		$92,681		$102,176		$100,881

Loans held for sale	$2,344		$—		$—		$—		$—

Loan Maturity Tables

The following table sets forth the maturity of the Registrant’s loan portfolio at December 31, 2004. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
	(In Thousands)
Real Estate:
Commercial	$6,922	$17,156	$11,717	$35,795
Residential	17,226	14,197	94,674	126,097
Construction	18,757	8,818	6,101	33,676
Commercial	12,998	4,934	3,129	21,061
Consumer	1,454	16,422	2,315	20,191

Total	$57,357	$61,527	$117,936	$236,820

The following table sets forth as of December 31, 2004 the dollar amount of all loans that are due after December 31, 2005 and have either fixed rates of interest or floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Real Estate:
Commercial	$11,743	$17,130	$28,873
Residential	31,440	77,431	108,871
Construction	6,277	8,642	14,919
Commercial	4,483	3,580	8,063
Consumer	2,268	16,469	18,737

Total	$56,211	$123,252	$179,463

Commercial Real Estate Loans. Since the completion of the Merger, the Registrant has changed the composition of its loan portfolio to emphasize commercial real estate loans in order to enhance yields on its assets. The commercial real estate loans originated are generally made to individuals, small businesses and partnerships located in the Registrant’s primary market area. Such loans are generally secured by first mortgages on apartment buildings, office buildings, churches and other properties. Adjustable-rate loans for this type of lending have a margin that is 50 to 150 basis points higher than the margin added to single-family owner-occupied property loan. Commercial real estate loans are adjustable-rate loans with terms of 30 years or less and loan-to-value ratios typically not exceeding 80%. At December 31, 2004, commercial real estate loans totaled approximately $35.8 million or 15.11% of the total loan portfolio.

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

Included in the commercial real estate loan category are agricultural loans. Since the completion of the Merger, the Registrant has de-emphasized the origination of agriculture loans. At December 31, 2004, total agricultural loans totaled $2.5 million, or 1.05% of the Registrant’s loan portfolio.

Residential Loans. The Registrant’s residential loans consist of one- to four-family residential mortgage loans that are secured by property located in its primary market area. The Registrant generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 85% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 89.9% of the value of the mortgaged property typically carry higher rates commensurate with the higher risk associated with this type of loan. At December 31, 2004, one-to four-family totaled approximately $126.1 million, or 53.25% of the total loan portfolio.

The Registrant offers three types of residential adjustable rate mortgage loans, all of which use the index value of the Weekly Average Yield on United States Treasury Securities Adjusted to a Constant Maturity of One Year plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to four-family property loan is generally 50 basis points higher than on an owner-occupied property loan. The Registrant’s adjustable-rate one-to- four family and multi-family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. All fixed rate one-to-four family loans with a term of ten to thirty years are originated and sold on the secondary market through 1st Independence Mortgage Group. At December 31, 2004, loans held for sale totaled approximately $2.3 million.

Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, builders, depositors and borrowers within the Registrant’s market area. Mortgage loans originated and held by the Registrant in its portfolio generally include due-on-sale clauses which gives it the contractual right to deem the loan immediately due and payable in the event that the borrower sells or otherwise transfers an interest in the property to a third party.

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

Construction and Land Development Loans. The Registrant engages in construction lending involving loans to qualified borrowers for construction of one- to four-family dwellings, multi-family residential units, commercial buildings and churches, and single family subdivision land development loans with the intent of such loans converting to permanent financing upon completion of construction. All construction and development loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2004, construction loans totaled approximately $33.7 million, or 14.22%, of the Registrant’s total loan portfolio.

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

Commercial Loans. The Registrant originates fixed-rate and adjustable-rate commercial loans secured by commercial properties. These loans are originated with maximum loan-to-value ratios of 80% of the value of the respective property. At December 31, 2004, commercial loans totaled approximately $21.1 million, or 8.89%, of the total loan portfolio.

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

Consumer Lending. The Registrant originates consumer loans on either a secured or unsecured basis. The Registrant generally makes certificate of deposit loans for terms of up to the terms of the certificate of deposit collateralizing the loan and up to the face amount of the certificate. The interest rate charged on these loans is up to 2% higher than the rate paid on the certificate, and interest is changed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Registrant as collateral for the loan. At December 31, 2004, consumer loans totaled approximately $20.2 million, or 8.53%, of the total loan portfolio.

Consumer loans may entail greater risk than residential loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

Loan Approval Authority and Underwriting. The Registrant has established various lending limits for its officers and maintains a loan committee that consists of N. William White, President and Chief Executive Officer of the Bank, Alan D. Shepard, Executive Vice President of the Bank and seven other senior officers of the Bank. Any two officers may join together to approve loans, but only to the limit of the higher authority of the two officers. The loan committee approves loans that exceed the limits established for individual officers and may approve secured loans of up to $1,500,000 and unsecured loans up to $10,000. In January 2005, the loan policy was amended to provide for two classes of secured loans. Class I loans are those secured by investment grade securities, securities listed on the major stock exchanges, deposit accounts, life insurance cash surrender value, and real estate mortgages meeting certain loan to value ratios. Class II loans consist of all other asset-based lending. The loan committee may approve Class I and Class II loans of $3,000,000 and $2,000,000, respectively. At the same time, approval limits for unsecured loans were increased to $25,000. The Bank’s directors’ loan committee, which consists of four outside Bank directors, must approve all loans that exceed the lending limits of the loan committee.

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

Loan Commitments. The Registrant issues written commitments to prospective borrowers on all approved commercial real estate loans in excess of $100,000. Generally, the commitment requires acceptance within 20 days of the date of issuance. At December 31, 2004, the Registrant had approximately $56.0 million of commitments to cover originations and unused lines of credit.

Nonperforming and Problem Assets

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

Nonperforming Assets. The following table sets forth information regarding non-accrual loans, real estate owned and certain other repossessed assets and loans. Nonperforming asset balances related to the discontinued operations of Citizens for 2001-2003 have been eliminated. Additionally, as of the dates indicated, the Registrant had no loans categorized as troubled debt restructurings within the meaning of SFAS 15 and impaired loans within the meaning of meaning of SFAS 114, as amended by SFAS 118, were approximately $565,000 at December 31, 2004.

	December 31,		September 30,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accrual loans	$893	$—	$—	$—	$—
Accruing loans past due 90 days or more	332	472	334	222	517

Total nonperforming loans	$1,225	472	334	222	517
Real estate owned	—	—	233	—	—

Total nonperforming assets	$1,225	$472	$567	$222	$517

Total nonperforming loans to net loans	.52%	.56%	.36%	.22%	.51%

Total nonperforming assets to total assets	. 41%	.36%	.45%	.18%	.44%

In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing financial difficulties. At December 31, 2004, these loans totaled approximately $3.7 million. These loans are monitored by management and considered in determining the level of the allowance for loan losses. Management does not believe these loans represent a significant exposure to loss.

Classified Assets. Federal regulations provide for a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated “special mention” because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

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

	Three Months Ended December 31		Years Ended September 30
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Total loans outstanding	$236,820	$84,743	$93,510	$103,021	$101,664

Average loans outstanding	$224,201	$84,053	$96,669	$102,989	$95,726

Allowance balance (at beginning of period)	$2,560	$391	$407	$372	$370
Provision for loan losses	—	—	—	35	15
Net charge-offs (recoveries):
Residential	9	—	17	—	—
Commercial	—	—	—	—	—
Consumer	2	—	—	—	13

Allowance balance (at end of period)	$2,549	$391	$390	$407	$372

Allowance for loan losses as a percent of total loans outstanding	1.08%	.46%	.42%	.40%	.37%

Net loans charged off as a percent of average loans outstanding	.02%	.00%	.02%	.00%	.01%

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

	December 31,				September 30,
	2004		2003		2002		2001		2000
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in Thousands)
Real Estate:
Commercial	$651	15.11%	$61	15.54%	$54	13.94%	$46	11.34%	$41	11.03%
Residential	255	53.25	285	73.01	298	76.18	314	77.18	295	79.12
Construction	358	14.22	14	3.58	16	4.07	28	6.77	22	6.04
Commercial	957	8.89	16	3.99	9	2.35	4	1.10	1	0.32
Consumer	328	8.53	15	3.88	13	3.46	15	3.61	13	3.49

Total allowance for loan losses	$2,549	100.00%	$391	100.00%	$390	100.00%	$407	100.00%	$372	100.00%

Return On Equity And Assets Ratios

	Three Months Ended December 31,		Year Ended September 30,
	2004(1)	2003(1)	2002(1)
Average equity to average assets	12.76%	15.73%	17.70%
Return on average equity	2.51%	3.11%	4.32%
Return on average assets	.32%	.49%	.76%
Dividend payout ratio	.00%	.00%	77.37%

(1)	Ratios have been restated to reflect the discontinued operations of Citizens.

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

Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as “held to maturity,” “available for sale” or “trading.” As of September 30, 2004, the Registrant had securities (including mortgage-backed securities) classified as “held to maturity” and “available for sale” in the amount of $2.2 million and $26.7 million, respectively and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the fair market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2004, the Registrant’s securities available for sale had an amortized cost of $21.0 million and fair market value of $26.7 million. Changes in the fair market value of securities available for sale do not affect the Registrant’s income. In addition, changes in the fair market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2004, the Registrant’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker’s acceptances, (vi) certificates of deposit, (vii) equity investments, and (viii) investment grade corporate bonds and commercial paper. The board of directors may authorize additional investments.

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

At December 31, 2004, the Registrant’s securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant’s equity.

Investment Portfolio. The following table sets forth the carrying value of the Registrant’s investment securities at the dates indicated.

	December 31,		September 30,
	2004(1)	2003(1)(2)	2002(1)
	(In Thousands)
Investment securities available for sale:
Mortgage backed securities	$18,011	$21,138	$8,034
U.S. government and federal agencies securities	2,525	1,502	—
Municipal bonds	505	—	—
Equity securities	5,682	4,496	4,309

Total	$26,723	$27,136	$12,343

Investment securities held to maturity:
U.S. government and federal agencies securities	$2	$3,059	$2,007
Municipal bonds	2,148	1,917	214

Total	$2,150	$4,976	$2,221

Total investment securities	$28,873	$32,112	$14,564

(1)	Balances related to the discontinued operations of Citizens have been eliminated.
(2)	At December 31, 2003, the table does not reflect the Company’s 22.5% equity investment in Independence.

Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Registrant’s investment securities portfolio at December 31, 2004. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	December 31, 2004
	One Year or Less		More Than One to Five Years		More Than Five to Ten Years		More than ten years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(Dollars in Thousands)
Investment securities available for sale:
Mortgage-backed securities	$—	—%	$579	3.88%	$13,063	4.09%	$4,369	5.03%	$18,011	4.31%
U.S. government and federal agencies securities	—	—	1,495	4.90	1,030	3.01	—	—	2,525	5.69
Municipal bonds	—	—	184	2.15	—	—	321	5.86	505	4.51
Equity securities	—	—	—	—	—	—	5,682	1.30	5,682	1.30

Total	$—	—%	$2,258	2.93%	$14,093	4.01%	$10,372	2.94%	$26,723	3.50%

Investment securities held to maturity:
Mortgage-backed securities	$—	—%	$—	—%	$2	11.59%	$—	—%	$2	11.59%
Municipal bonds	110	4.42	147	4.60	508	3.10	1,383	4.59	2,148	4.23

Total	$110	4.42%	$147	4.60%	$510	3.13%	$1,383	4.59%	$2,150	4.24%

Total investment securities	$110	4.42%	$2,405	3.03%	$14,603	3.98%	$11,755	3.13%	$28,873	3.56%

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

Deposits. Consumer and commercial deposits are attracted principally from within the Registrant’s primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At December 31, 2004, the Registrant had brokered deposits totaling $35.5 million.

The following table sets forth the amount of the Registrant’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.

Amount
(In Thousands)
Three months or less	$38,714
More than three through six months	2,913
More than six through twelve months	10,010
Over twelve months	8,393

Total	$60,030

The following table sets forth the Registrant’s average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

	Three Months Ended December 31,				Year Ended September 30
	2004(1)		2003(1)		2002(1)
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand and savings deposits (2)	$48,633	1.15%	$18,783	1.18%	$20,403	1.56%
Time deposits	155,491	2.61	84,840	2.98	79,560	4.76

	$204,124	2.27%	$103,623	2.65%	$99,963	4.10%

(1)	Balances related to the discontinued operations of Citizens have been eliminated.
(2)	Includes non-interest bearing and savings accounts, which represent less than 10% of total deposits.

Short-Term Borrowings. Deposits are the primary source of funds for the Registrant’s lending and investment activities and for its general business purposes. The Registrant can also obtain advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati and other short-term borrowings, such as federal funds purchased and issuance of securities sold under repurchase agreements to supplement its supply of lendable funds and to also supplement short-term liquidity. A pledge of the Bank’s stock in the FHLB and a portion of its first mortgage loans typically secure FHLB advances. At December 31, 2004, the Registrant’s short-term borrowings totaled $23.2 million; of which $22.5 million were short-term FHLB advances. See Note 11 to the Financial Statements.

Information regarding short-term FHLB advances follows:

	Three Months Ended December 31,		Year Ended September 30,
	2004	2003	2002
	(Dollars in Thousands)
Amount outstanding:
Period end	$22,500	$—	$4,000
Maximum month end balance during the period	22,500	—	6,000
Average balance during the period	19,575	—	2,625

Weighted average interest rate:
Period end	2.42%	—	2.15%
During the period	2.14%	—	2.17%

Personnel

As of December 31, 2004, the Registrant had 78 full-time employees and 14 part-time employees. None of the Registrant’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

Regulatory Capital Requirements. The FDIC has adopted regulations requiring institutions under their respective jurisdictions maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. Specifically, all savings institutions and banks must maintain the following ratios: (1) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest rating, “composite 1 CAMELS,” on its most recent examination) of total adjusted assets; and (2) total capital (defined as Tier 1 capital plus supplementary (Tier 2) capital) equal to 8% of total risk-weighted assets. In addition, savings institutions are required under applicable federal law to maintain tangible equity capital equal to at least 1.5% of total adjusted assets. At December 31, 2004, the Bank was in compliance with the capital requirements of the FDIC.

Dividend and Other Capital Distribution Limitations. The KOFI imposes restrictions on the ability of Kentucky commercial banks to pay dividends and to make other capital distributions. In general, the Banks are prohibited from paying any dividends or other capital distributions if, after the distribution, they would be undercapitalized under applicable federal law.

In addition, under applicable provisions of Kentucky law, the prior approval of the KOFI is required if the total of all dividends declared by the Bank in any calendar year exceeds its respective net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At January 1, 2005, the Bank could pay dividends to the Company of approximately $912,000, without regulatory approval.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of twelve (12) regional federal home loan banks that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2004, the Bank was in compliance with these FRB requirements.

Transactions with Affiliates

Under current federal law, transactions between depository institutions, such as the Bank, and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is any company or entity that controls, is controlled by, or is under common control with the financial institution, other than a subsidiary. Generally, a bank’s subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of a bank, and any companies that are controlled by such parent holding company, are affiliates of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as or no less favorable to, the bank or its subsidiary as similar transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans made by the Bank to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act governs a bank’s loans to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of a bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the bank’s total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10 % of more of voting securities of a bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the bank. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as those offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

At December 31, 2004, the Registrant owned all of its offices except for its offices located in Louisville, Kentucky, Jeffersonville and New Albany, Indiana. See Note 9 to the Registrant’s financial statements herein. The Clarksville, Indiana branch was opened on December 13, 2004. The new branch is leased from Chalfant Industries, Inc., a company owned by a director of the Company and the Bank. The Registrant believes that all of its facilities are adequate to meet their present and immediate foreseeable needs.

The Bank also has purchased property and a building, located at 8620 Biggin Hill Lane, Louisville, Kentucky, that was previously used as an operations center and retail branch. The Bank plans to move its finance and accounting, loan and deposit operations, and mortgage group into the building in April 2005. The Bank anticipates the costs readying the property for its intended use to be approximately $170,000.

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

(c) Description of Real Estate and Operating Data. Not Applicable.

Item 3. Legal Proceedings

The Registrant, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no material lawsuits pending or known to be contemplated against the Registrant at December 31, 2004.

On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. The Plaintiffs are seeking to recover compensatory and punitive damages in connection with the shares it sold in the tender offer and their attorneys’ fees. Discovery in the matter is currently underway and a trial date has not been set. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has consulted with its counsel regarding this lawsuit and has not yet been able to determine any estimate of probable loss, if any, in this mater. As such, based upon current facts and circumstances, it is not possible at this time to predict the effect that these proceedings will have on the financial statements of the Registrant, and management has not recorded a loss contingency for this litigation. Management, after discussion with legal counsel, believes the ultimate result of this litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, events could occur that could cause any estimate of ultimate loss to differ materially in the near term

Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable.

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

	Fiscal Year Ended September 30, 2004			Fiscal Year Ended September 30, 2003
	Stock Price Range			Stock Price Range
Quarter Ending	High	Low	Per Share Dividend	High	Low	Per Share Dividend
December 31	$22.90	$18.81	$—	$13.75	$10.75	$—
March 31	25.00	21.05	0.30	15.14	12.44	0.30
June 30	22.74	17.32	—	17.63	14.55	—
September 30	20.00	17.50	0.08	20.75	16.50	0.30

For the three-month period ended December 31, 2004, the high and low price range was $20.15 and $18.36, respectively. For the three-month period ended December 31, 2003, the high and low price range was $22.90 and $18.81, respectively. No dividends were paid during either period.

The number of shareholders of record of common stock as of December 31, 2004, was approximately 460. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms. At December 31, 2004, there were approximately 1.9 million shares outstanding. The Registrant’s ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The payment of cash dividends by the Bank is limited by regulations of the FDIC. See “Regulations of the Bank – Dividend and Other Capital Distribution Limitations.”

Set forth below is information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
Equity compensation plans approved by shareholders:
2004 Omnibus Stock Option Plan	57,300	$8.76	239,700
1996 Stock Option Plan	195,000	16.28	—
Restricted Stock Plan	—	—	85,000
Equity compensation plans not approved by shareholders (1)	n/a	n/a	n/a

TOTAL	252,300	$14.57	324,700

(1)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 6.

1st Independence Financial Group, Inc.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

On July 9, 2004, the Company changed its name to 1st Independence Financial Group, Inc. and acquired the remaining 77.5% interest of Independence Bancorp, New Albany, Indiana (“Independence”) in a purchase transaction calling for the exchange of one share of its common stock for each share of Independence common stock held by Independence shareholders (the “Merger”). The Company initially acquired 22.5% of Independence on December 31, 2002. Upon completion of the Merger, the Company issued approximately 696,000 shares to the Independence shareholders and exchanged approximately 60,000 stock options held by directors, executive officers, and employees of Independence.

In connection with the Merger, the Company’s, wholly owned subsidiary, First Financial Bank and Independence’s wholly owned subsidiary, 1st Independence Bank merged their operations (the “Bank Merger”). The Bank Merger occurred at the same time as the Merger and the resulting institution became a Kentucky state-chartered bank known as 1st Independence Bank, Inc. (the “Bank”). See Note 3 to the Financial Statements for the accounting treatment of the Bank Merger.

The Company is a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with certain statements made in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss contingency for this litigation but, after discussion with legal counsel, believes the ultimate result of this litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.

The Company provides commercial and retail banking services, with an emphasis on commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage Group, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At December 31, 2004, the Company had total assets, deposits and stockholders’ equity of $337.2 million, $223.3 million, and $37.7 million, respectively. The Company’s business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

As a result of completing the acquisition of Independence, the Company gained access to customers in the Louisville, Kentucky metro area. As a result, the Company expects a significantly different mix of loan growth going forward. The Company historically provided primarily residential real estate loan products in its markets in central Kentucky.

Recent Developments

On October 22, 2004, the Company entered into a stock purchase agreement with Porter Bancorp, Inc., Shepherdsville, Kentucky (“Porter Bancorp”) to sell its 55.8% interest in Citizens Financial Bank, Inc., Glasgow, Kentucky (“Citizens”) for $2,300,000, or $16.33 per share. Subsequent to December 31, 2004, the agreement was amended to provide for the Company paying approximately $50,000 of Porter Bancorp’s attorneys’ fees. The proposed sale of Citizens reflects the Company’s revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky. The Company purchased its investment in Citizens in July 2001, which constituted approximately 11% of the Company’s total assets at December 31, 2004. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” at September 30, 2004, the Company reclassified its investment in Citizens as an held for sale asset and recognized an after tax loss of approximately $230,000. See Note 4 to the Financial Statements.

Concurrent with the signing of the stock purchase agreement, the Bank entered into a real estate contract with Porter Bancorp’s affiliate, Ascencia Bank, to purchase property and a building, located at 8620 Biggin Hill Lane, Louisville, Kentucky, that was previously used as an operations center and retail branch. Under the terms of the real estate contract, the Bank agreed to pay $2,300,000 for the property. The Bank plans to move its finance and accounting, loan and deposit operations, and mortgage group into the building in April 2005. The Bank anticipates the costs of readying the property for its intended use to be approximately $170,000.

The stock purchase transaction and the real estate transaction closed on January 28, 2005.

On November 1, 2004, the Bank formed a title insurance company, Foundation Title Company, LLC, located in Jeffersonville, Indiana. Additionally, the Bank opened its seventh branch location in Clarksville, Indiana on December 13, 2004.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. Management considers the Company’s most critical accounting policies, which involve the most complex or subjective decisions or assessments, to be as follows:

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

Allowance for Loan Losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. To assess the adequacy of the allowance, management uses historical information as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the methodology of assessing the adequacy of the allowance for loan losses, see the “Provision for Loan Losses” section elsewhere within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to the Financial Statements.

Goodwill. The Merger was accounted for under the purchase method of accounting for business combinations. Acquisitions under the purchase method of accounting require that assets acquired and liabilities assumed be recorded at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques. See Note 8 to the Financial Statements.

Overview

Net income for the three months ended December 31, 2004 was $240,000 compared to $183,000 for the comparable period of 2003, an increase of 31%. The increase in net income was due the significance of the Merger to the Company’s operations. Earnings per share were $.13 compared to $.16, a decrease of 19%. The decrease in earnings per share is a result of the shares issued in connection with the acquisition of Independence during July 2004.

Net income (loss) for the year ended September 30, 2004 was ($1.1) million compared to $1.3 million for 2003. Earnings (loss) per share were ($.83) compared to $1.05. During the year ended September 30, 2004, the Company incurred nonrecurring expenses related to the termination of the data processing software contracts of its previous data processor in the amount of $797,000 and terminated its obligation under its defined benefit plan, incurring an expense of $239,000. The Company also incurred other expenses related to the merger of the bank subsidiaries, and a $349,000 impairment loss related to the disposal of Citizens. The Company expects to return to profitable operations by eliminating nonrecurring expenses, creating efficiencies in operations, and increasing its market share in the Louisville market while maintaining current overhead levels.

Income (loss) from subsidiary held for disposal was $22,351 for the year ended September 30, 2004 compared to $244,254 for 2003. Results for 2003 were largely influenced by the subsidiary’s provision for loan losses and recording a tax benefit associated with the subsidiary’s net operating loss carryforward.

Financial Condition

The Company’s total assets were $337.2 million at December 31, 2004 compared to $320.0 million at September 30, 2004, an increase $17.2 million or 5.4%.

The increase in total assets was primarily due to the increase in loans, net of the allowance for loan losses, of $23.1 million, which was funded by a $2.2 million decrease in cash and cash equivalents and net increases in deposits and short-tem borrowings of $3.5 million and $16.1 million, respectively.

The significant increases in loans were in the commercial and residential real estate, commercial, and home equity loan portfolios, which increased $6.0 million (20.1%), $8.0 million (6.7%), $4.1 million (24.1%) and $1.6 million (10.7%), respectively. The increases were primarily a result of lending activity in the metro Louisville, Kentucky market. All loan categories increased as a percentage of total loans, except residential real estate loans, which decreased from approximately 55% to 53% of total loans. The decrease in residential real estate loans as a percentage of total loans is due to those loans now being sold in the secondary market through 1st Independence Mortgage Group, a division of the Bank, rather than being retained for the Company’s loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage Group.

Demand deposits and time deposits increased $4.7 million (39.8%) and $14 million (9.5%), respectively, while savings, NOW and money market deposits decreased by $15.2 million (24.9%). The net increase in time deposits was primarily attributable to brokered deposits, which increased by $11.2 million, to $35.5 million. This increase was directly related to the net decrease in savings, NOW and money market deposits and funding needs of the Company’s loan portfolio. Savings, NOW and money market deposits decreased primarily as a result of year-end tax distributions by the Bank’s largest depositor, which is a local governmental agency. This depositor accounted for $17.4 million of the net decrease in savings, NOW and money market accounts.

Short-term borrowings increased $16.1 million (226%) to $23.2 million at December 31, 2004 compared to $7.1 million at September 31, 2004. The Company uses short-term borrowings to meet short-term liquidity needs as part of its strategic plan to manage net interest margin when considered appropriate by management. The increase in short-term borrowings was related to the decrease in savings, NOW and money market accounts discussed above and funding needs for Company’s loan portfolio.

The Company’s total assets were $320.0 million at September 30, 2004 compared to from $173.8 million at September 30, 2003, an increase of $146.2 million or 84.2%.

The increase in total assets was primarily a result of the Merger, which increased total assets by approximately $155.0 million. Loans, net of allowance for loan losses, and deposits increased 150.9% and 106.0% to $210.5 million and $219.8 million at September 30, 2004, respectively, from $83.9 million and $106.7 million at September 30, 2003, respectively. The Merger accounted for $123.1 million and $122.2 million of the overall increase in loans and deposits, respectively, during fiscal 2004. The Company also recorded $10.8 million in goodwill as a result of the Merger.

Premises and equipment increased $3.1 million to $5.0 million at September 30, 2004, from $1.9 million at September 30, 2003. Upon the completion of the Merger, the Company added four full service branches, of which one is owned. Additionally, the Company completed an expansion of the Harrodsburg branch during the third quarter of 2004, which totaled approximately $1.1 million.

Loans held for sale totaled approximately $2.2 million at September 30, 2004, and the Company had commitments to originate fixed rate loans for sale of approximately $10.9 million. All fixed rate one-to-four family loans with a term of ten to thirty years are originated and sold on the secondary market through the Bank’s mortgage division.

Short-term borrowings, which primarily consist of short-term Federal Home Loan Bank (FHLB) advances, increased $7.1 million from September 30, 2003 to 2004. The Bank utilizes short-term FHLB advances to fund loan demand and for short term liquidity needs. The rates on short-term FHLB advances are variable and tied to market rates.

Long-term debt increased approximately $8.1 million to $14.2 million at September 30, 2004 from $6.1 million at September 30, 2003. The increase reflects $4.1 million of subordinated debentures and $3.9 million of long-term FHLB advances that were assumed in the Merger.

Stockholders’ equity increased approximately $16.3 million to $37.1 million at September 30, 2004 compared to $20.8 million at September 30, 2003. The increase resulted primarily from the issuance of 696,000 shares in the Merger valued at approximately $17.2 million, offset by the net loss of $1.1 million for fiscal 2004.

Net Interest Income

Net interest income is the most significant component of the Company’s revenues. Net interest income is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (deposits and borrowed funds). Net interest income depends on the volume and rate earned on interest-earning assets and the volume and rate paid on interest-bearing liabilities.

Net interest income was $2.3 million for the three months ended December 31, 2004, an increase $1.5 million (171%) from $858,000 for the comparable period of 2003. The increase was primarily due to an increase in the volume of net interest bearing assets, primarily resulting from the Merger. The increase in volume resulted in an increase in net interest income of $1.1 million, and decreases in interest rates resulted in an increase in net interest income of $335,000. The favorable change in net interest income due to decreases in interest rates is largely a result of decreases in rates paid on interest bearing liabilities more than offsetting the decreases in rates earned on interest earning assets due to a change in funding strategy. Previously, the Company relied substantially on time deposits as its funding source. Subsequent to the Merger, the Company began using short-term borrowings and short-term time deposits, including brokered certificates of deposit with terms generally ranging from one to two years as primary funding sources. Additionally, the loan mix has shifted from 1-4 family residential loans to shorter-term commercial real estate loans. As a result of the above factors, the Company’s net yield on earning assets increased to 3.45% compared to 2.76% for the three months ending December 31, 2004 compared to 2003.

Net interest income increased $1.3 million, or 36.7%, to $4.7 million for the year ended September 30, 2004 compared to $3.4 million for 2003. The increase was primarily due to growth in average interest earning assets to $149.3 million in 2004 from $121.2 million in 2003. The increase in average interest earning assets was the result of the Merger. The net yield on earning assets was 3.13% for 2004 compared to 2.82% for 2003.

For a detailed analysis of interest income and interest expense, see “Average Balance Sheets” and “Rate/Volume Analysis” below.

AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Registrant for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances for 2004 and month-end balances for 2003 and 2002. Management does not believe that the use of month-end balances instead of average daily balances has caused any material differences in the information presented.

	Three Months Ended December 31,						Year Ended September 30,
	2004(1)			2003(1)			2002(1)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans	$224,201	$3,456	6.12%	$84,053	$1,335	6.30%	$96,669	$7,353	7.61%
Investment securities and other(2)	43,491	334	3.05%	39,228	319	3.22%	22,676	494	2.18%

Total interest-earning assets	267,692	3,790	5.62%	123,281	1,654	5.32%	119,345	7,847	6.58%

Assets of discontinued operations	39,381			42,104			19,786
Non-interest earning assets	25,093			9,060			5,666

Total assets	$332,166			$174,445			$144,797

Interest-bearing liabilities:
Deposits	$204,124	1,166	2.27%	$103,623	693	2.65%	99,963	4,103	4.10%
Borrowings	35,331	295	3.31%	6,155	103	6.63%	3,625	109	3.01%

Total interest-bearing liabilities	239,455	1,461	2.42%	109,778	796	2.87%	103,588	4,212	4.07%

Liabilities of discontinued operations	34,997			37,732			15,646
Non-interest bearing liabilities	18,584			4,348			1,622

Total liabilities	293,036			151,858			120,856
Minority interests	1,780			1,775			1,755
Stockholders equity	37,350			20,812			22,186

Total liabilities & stockholders’ equity	$332,166			$174,445			$144,797

Net interest income		$2,329			$858			$3,635

Interest rate spread(3)			3.20%			2.45%			2.51%

Net yield on interest-earning assets(4)			3.45%			2.76%			3.05%

Ratio of average interest-earning assets to average interest-bearing liabilities			111.79%			112.30%			115.21%

(1)	Average balances and interest income/expense related to the discontinued operations of Citizens have been eliminated.
(2)	Includes interest-earning overnight deposits and term deposits with FHLB.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net yield on interest-bearing assets represents net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table below sets forth certain information regarding changes in interest income and interest expense of the Registrant for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation. Average balances are derived from daily (2004) and month-end balances (2003 and 2002). Management does not believe that the use of month-end balances instead of average daily balances has caused any material difference in the information presented.

	Three Months Ended December 31,
	2004 vs. 2003(1)			2003 vs. 2002(1)
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans	$2,225	$(104)	$2,121	$(106)	$(216)	$(322)
Investment securities(2)	34	(19)	15	83	93	176

Total	$2,259	$(123)	$2,136	$(23)	$(123)	$(146)

Interest expense:
Deposits	$659	$(186)	$473	$73	$(253)	$(180)
Borrowings	464	(272)	192	46	40	86

Total	$1,123	$(458)	$665	$119	$(213)	$(94)

Net change in net interest income	$1,136	$335	$1,471	$(142)	$90	$(52)

(1)	Average balances and changes in interest income and interest expense related to the discontinued operations of Citizens have been eliminated.
(2)	Includes interest-earning overnight deposits and term deposits with FHLB of Cincinnati.

Provision for Loan Losses

The Company did not a record a provision for loan losses for the three months ended December 31, 2004 and 2003. Nonperforming loans were approximately $1.2 million at December 31 and September 30, 2004, or .52% and .57%, respectively, of total loans. Accordingly, management determined that a loss provision was not required for the three month’s ended December 31, 2004. The allowance for loan losses was approximately $2.5 million at December 31 and September 30, 2004, or 1.08% and 1.20%, respectively, of total loans.

The provision for loan losses was $1.2 million and $2,500 for the years ended September 30, 2004 and 2003, respectively. Total nonperforming loans were approximately $1.2 million and $411,000 at September 30, 2004 and 2003, or .57% and .48%, respectively, of total loans. The allowance for loan losses was $2.5 million and $391,000 at September 30, 2004 and 2003, or 1.20% and .46%, respectively, of total loans. The increases during 2004 were primarily attributable changes in the loan mix as a result of the Merger, as described below.

The Company maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, loan commitments outstanding, and other information relevant to assessing the risk of loss inherent in the loan portfolio. As a result of management’s analysis, a range of the potential amount of the allowance for loan losses is determined. Management consistently adjusts the allowance to the mid-point of the range.

Prior to the acquisition of Independence, the Company operated as a thrift and provided primarily residential real estate loan products in its markets in central Kentucky. As a result of the acquisition and the bank’s conversion to a state-chartered commercial bank, management no longer intends to originate long-term residential real estate loans for its loan portfolio. The Company’s future loan growth is expected to primarily consist of shorter-term construction loans, commercial real estate loans, other commercial loans and other loan types traditional to the banking industry. The Company therefore expects different risk characteristics including significantly higher individual loan amounts; exposures to economic conditions and other increased risk factors.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Non-Interest Income

Non-interest income was $538,000 for the three months ended December 31, 2004, an increase of $434,000 from $104,000 for the comparable period in 2003. The most significant increase in non-interest income was $293,000 in gains on sales of loans held for sale, which was a direct result of the Merger, as the Company did not engage in significant loan sales prior to the Merger. Service charge income was $82,000 for the three months ended December 31, 2004, compared to $31,000 for the comparable period in 2003. The increase of $51,000 is primarily attributable to the Merger. Traditionally, the Company and Independence did not have significant service charge income since the vast majority of their deposit accounts were consumer accounts. The Company is currently evaluating its deposit product offerings with the intention of expanding its offerings to the consumer and business depositor. These products currently include overdraft privileges on certain individual deposit products and cash management services for business depositors. Both products will be fee-based and should result in further increases in non-interest income.

Non-interest income was $683,000 for the year ended September 30, 2004, relatively unchanged from $652,000 in 2003 The significant changes in non-interest income for 2004 were an increase of $315,000 in gains on sales of loans held for sale, offset by decreases in earnings of equity method investee and gain (loss) on sale of premises and equipment of $127,000 and $204,000, respectively. As discussed above, the Company did not engage in significant loan sales prior to the Merger. Earnings of equity method investee relate to the Company’s 22.5% share of the earnings of Independence prior to the Merger. The decrease in gains on sale of premises and equipment reflect the disposal of the Bank’s signage due to its name change and the disposal of certain computer equipment.

Non-Interest Expenses

Non-interest expenses were $2.5 million for the three months ended December 31, 2004, an increase of $1.8 million from the $724,000 for the comparable period in 2003. Non-interest expenses as a percentage of total revenues (defined as net interest income plus non-interest income) were 88% and 75%, respectively. All categories of non-interest expenses except marketing expense increased, primarily as a result of the Merger. The significant increases were in professional fees and other non-interest expenses. Professional fees increased $186,000 as a result of legal fees of $40,000 and $52,000, respectively, associated with the Company’s litigation (See “General”) and the Merger. Additionally, accounting fees increased $64,000, which was also related to the Merger.

Non-interest expenses were $6.0 million for the year ended September 30, 2004, an increase of $3.3 million from the $2.7 for 2003. All categories of non-interest expense increased, primarily as a result of the Merger. The increase in salaries and employee benefits resulted from the addition of 42 full time employees and 11 part time employees and a charge of $239,000 relating to termination of the Bank’s pension plan, which occurred during the fourth quarter of fiscal 2004. Net occupancy expense increased due to the addition of four additional branches as a result of the Merger. Non-interest expenses also include a one-time charge of $797,000 related to the Company’s termination of its data processing contract. The increase in other non-interest expense in 2004 primarily reflects a goodwill write-off of $349,000 related to the disposal of Citizens, $235,000 in other expenses related to the merger of the bank subsidiaries, and $156,000 in printing and supplies. Printing and supplies increased due to the Company’s and the Bank’s name change. It is expected that non-interest expense will increase in 2005 due to increased costs of running a larger organization.

Income Tax Expense (Benefit)

The effective income tax rates on income from continuing operations were 28.6% and 31.7%, respectively, for the three months ended December 31, 2004 compared to 2003.

The effective income tax (benefit) rates on income from continuing operations were (40.8%) and 13.7%, respectively, for the year ended September 30, 2004 compared to 2003. The effective rate decreased primarily due to the loss from continuing operations during 2004. Other items affecting the comparability of the effective income tax rates relate primarily to the decrease in the deferred tax valuation allowance during 2003, which reduced the effective rate by 9.3 percentage points.

Liquidity

Liquidity to meet borrowers’ credit and depositors’ withdrawal demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from depositors. Additional sources of liquidity include brokered deposits, advances from the FHLB and other short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements.

During 2004, the Bank assumed liabilities for brokered deposits as a result the Merger. At December 31 and September 30, 2004, brokered deposits were $35.5 million and $24.3 million, respectively. The weighted average cost and maturity of brokered deposits were 2.77% and nine months at December 31, 2004 compared to 2.35% and eight months at September 30, 2004. The Company plans to continue using brokered deposits for the foreseeable future to support expected loan demand in its new market area when pricing for brokered deposits is more favorable than short-term borrowings.

At December 31 and September 30, 2004, the Bank had total FHLB advances outstanding of approximately $27.5 million and $11.5 million, respectively. Additionally, the Bank had $7.5 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $53.8 million.

The Company’s liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. As discussed in Note 15 to the consolidated financial statements, the Bank may pay $912,000 in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.

The Company has $9.3 million of subordinated debentures outstanding. Approximately $4.1 million of the debentures are variable rate obligations with interest rates that reprice quarterly, and are tied to the three-month LIBOR plus 3.5%. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4%. At December 31, 2004, the Company’s cash requirements to service interest on the debentures amount to approximately $568,000.

The Company also had a $2.5 million unused line of credit with an unaffiliated bank at December 31, 2004.

Sources and Uses of Cash

The Company derives most of its cash flow from the Bank’s activities. Cash flow of the Bank is provided primarily through financing activities, which include net increases in deposits and short-term borrowings. These funds are used to fund investing activities, which include making loans and increasing the investment portfolio.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements. Such transactions include traditional off-balance sheet credit-related financial instruments, and commitments under long-term debt and operating lease agreements.

The Company provides customers with off-balance sheet credit support through loan commitments, unused lines of credit, letters of credit, and commitments to sell loans. A summary of these financial instruments at December 31, 2004 follows:

	Total	Less than one year	1 to 3 years	3 – 5 years	Over 5 years
	(in thousands)
Off - balance sheet items:
Commitments to make loans	$15,597	$15,597	$—	$—	$—
Unused lines of credit	38,626	17,566	7,180	5,554	8,326
Performance letters of credit	2,886	1,986	30	870	—
Mortgage banking rate-lock	1,739	1,739	—	—	—

Since many of the commitments and unused lines of credit are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements.

The Company is required to make future payments on long-term debt, which includes long-term FHLB advances and subordinated debentures. In addition to owned banking facilities, the Company has entered into long-term leases to support its activities. A summary of these aggregate contractual obligations at December 31, 2004 follows:

	Total	Less than one year	1 to 3 years	3 – 5 years	Over 5 years
	(in thousands)
Aggregate contractual obligations:
FHLB borrowings	$4,968	$992	$2,976	$—	$1,000
Subordinated debentures	9,279	—	—	—	9,279
Operating lease commitments	3,357	243	229	233	2,652

Asset/Liability Management

The Bank, like many other financial institutions, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Historically, the lending activities of commercial banks, such as the Bank, emphasized the origination of short to intermediate variable rate loans, secured by various types of collateral that are more closely matched with the deposit maturities and repricing of interest-earning assets occurs closer to the same general time period. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during periods of declining interest rates, such an asset/liability mismatch is generally detrimental during periods of rising interest rates.

To reduce the effect of interest rate changes on net interest income the Bank has adopted various strategies to enable them to improve matching interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include:

•	Originate variable rate commercial loans instituting interest rate floors;

•	Originate one-to-four family residential mortgage loans with adjustable rate features or fixed rate loans with short maturities;

•	Lengthen the maturities of our liabilities when it would be cost effective through the pricing and promotion of higher rate certificates of deposit and utilization of Federal Home Loan Bank advances or other borrowings;

•	Attract low cost checking and transaction accounts, which tend to be less interest rate sensitive when interest rates rise;

•	Maintain interest-bearing deposits, federal funds sold, and U.S. government securities with short to intermediate terms to maturities; and

•	Maintain an investment portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of December 31, 2004, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank’s net interest margin would increase by 4.9% and decrease by 3.5%, respectively.

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

On December 16, 2004, the FASB issued SFAS 123 (revised), “Share-Based Payment” (“SFAS 123 (R)”). This standard requires expensing of stock options and other share-based payments beginning in 2005, and supersedes FASB’s earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the effect of the adoption of this statement.

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

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

1st Independence Financial Group, Inc.

Harrodsburg, Kentucky

We have audited the accompanying consolidated balance sheets of 1st Independence Financial Group, Inc. (Company) as of December 31, 2004, and September 30, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three-month period ended December 31, 2004, and year ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and September 30, 2004, and the results of its operations and its cash flows for the three-month period ended December 31, 2004, and year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Louisville, Kentucky

March 4, 2005

1st Independence Financial Group, Inc.

Consolidated Balance Sheets

December 31, 2004 and 2003, and September 30, 2004

Assets

	December 31, 2004	September 30, 2004	December 31, 2003 (unaudited)
Cash and due from banks	$4,130,612	$3,072,118	$1,305,743
Interest-bearing demand deposits	4,749,537	3,571,773	4,516,541
Federal funds sold	1,066,000	5,420,000	—

Cash and cash equivalents	9,946,149	12,063,891	5,822,284

Interest-bearing deposits	100,000	100,000	100,000
Available-for-sale securities	26,722,547	27,325,211	27,136,446
Held-to-maturity securities	2,149,956	2,152,355	4,975,667
Loans held for sale	2,344,068	2,186,749	—
Loans, net of allowance for loan losses of $2,549,172 and $2,559,865 and $391,211 at December 31, 2004, September 30, 2004, and December 31, 2003	233,648,271	210,536,389	83,864,104
Premises and equipment	5,384,546	5,022,449	2,000,738
Federal Home Loan Bank (FHLB) stock	2,588,400	2,567,700	1,884,000
Interest receivable	1,128,818	1,116,714	558,873
Bank owned life insurance	3,047,416	3,001,948	2,870,666
Equity method investment	—	—	2,150,099
Goodwill	11,141,517	11,188,266	356,064
Other	842,899	1,426,363	527,742
Assets of subsidiary held for disposal	38,146,308	41,343,573	41,597,938

	327,244,746	307,967,717	168,022,337

Total assets	$337,190,895	$320,031,608	$173,844,621

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	December 31, 2004	September 30, 2004	December 31, 2003 (unaudited)
Liabilities
Deposits
Demand	$16,473,982	$11,765,803	$1,097,359
Savings, NOW and money market	45,866,371	61,080,759	19,366,548
Time	160,967,823	146,970,437	84,903,737

Total deposits	223,308,176	219,816,999	105,367,644

Short-term borrowings	23,232,500	7,120,500	—
Long-term debt	14,247,116	14,233,561	6,000,000
Deferred income taxes	1,624,933	1,396,902	1,743,647
Interest payable and other liabilities	1,161,119	1,338,888	93,705
Liabilities of subsidiary held for disposal	34,128,906	37,263,704	37,573,818

	74,394,574	61,353,555	45,411,170

Total liabilities	297,702,750	281,170,554	150,778,814

Commitments and Contingencies	—	—	—

Minority Interest	1,781,825	1,779,870	1,778,603

Stockholders’ Equity
Common stock, $0.10 par value; authorized 5,000,000 shares; issued and outstanding December 31, 2004 – 1,916,368 shares, September 30, 2004 – 1,913,368 shares, December 31, 2003 – 1,222,978 shares	288,620	288,320	218,213
Additional paid-in capital	38,588,398	38,534,836	21,342,353
Retained earnings	10,121,782	9,882,039	11,674,862
Unearned ESOP compensation	(489,660)	(516,233)	(565,340)
Accumulated other comprehensive income	3,772,122	3,467,164	2,998,646
Treasury stock, at cost
Common; December 31, 2004 – 969,835 shares, September 30, 2004 – 969,835 shares, December 31, 2003 – 959,147 shares	(14,574,942)	(14,574,942)	(14,381,530)

Total stockholders’ equity	37,706,320	37,081,184	21,287,204

Total liabilities and stockholders’ equity	$337,190,895	$320,031,608	$173,844,621

1st Independence Financial Group, Inc.

Consolidated Statements of Operations

Three Months Ended December 31, 2004 and 2003,

and Year Ended September 30, 2004

	December 31, 2004	December 31, 2003 (unaudited)	September 30, 2004
Interest and Dividend Income
Interest and fees on loans	$3,456,359	$1,335,061	$7,036,524
Securities
Taxable	200,657	259,334	857,150
Tax exempt	26,946	17,018	157,299
Federal funds sold	36,142	—	51,000
Dividends	54,153	38,847	150,279
Deposits with financial institutions	15,548	3,453	7,328

Total interest and dividend income	3,789,805	1,653,713	8,259,580

Interest Expense
Deposits	1,165,926	692,519	3,083,603
FHLB advances	153,155	13,107	116,810
Other	141,381	89,687	381,923

Total interest expense	1,460,462	795,313	3,582,336

Net Interest Income	2,329,343	858,400	4,677,244

Provision for Loan Losses	—	—	1,202,603

Net Interest Income After Provision for Loan Losses	2,329,343	858,400	3,474,641

Noninterest Income
Service charges	81,516	31,201	144,261
Earnings of equity method investee	—	24,682	29,746
Gain on loan sales	292,959	—	315,222
Loss on sale of premises and equipment	—	(2,812)	(89,355)
Increase in cash surrender value of life insurance	45,468	44,718	176,000
Net realized losses on sales of available-for-sale securities	—	—	(7,201)
Other	117,989	5,812	113,876

Total noninterest income	537,932	103,601	682,549

See Notes to Consolidated Financial Statements

	December 31, 2004	December 31, 2003 (unaudited)	September 30, 2004
Noninterest Expense
Salaries and employee benefits	$1,291,893	$404,040	$2,384,195
Net occupancy expense	248,588	58,595	625,575
Data processing fees	163,982	55,647	305,083
Professional fees	218,045	31,746	283,069
Marketing expense	23,688	33,008	76,527
Data processing termination charges	—	—	797,251
Other	590,834	140,592	1,554,464

Total noninterest expense	2,537,030	723,628	6,026,164

Income (Loss) from Continuing Operations Before Income Taxes and Minority Interest	330,245	238,373	(1,868,974)

Income Tax Expense (Benefit) from Continuing Operations	94,600	75,532	(763,309)

Income (Loss) from Continuing Operations Before Minority Interest and Discontinued Operations	235,645	162,841	(1,105,665)

Income (Loss) from Subsidiary Held for Disposal	24,220	35,995	35,501

Income Tax Expense (Benefit) from Subsidiary Held for Disposal	16,876	—	(13,150)

Net Income (Loss) Before Minority Interest	242,989	198,836	(1,083,314)

Income (Loss) of Minority Interest from Subsidiary Held for Disposal	(3,246)	(15,909)	(9,878)

Net Income (Loss)	$239,743	$182,927	$(1,093,192)

Earnings (Loss) per Share from Continuing Operations
Basic	$.13	$.14	$(.84)
Diluted	$.12	$.14	$(.84)

Earnings (Loss) per Share from Subsidiary Held for Disposal
Basic	$.00	$.03	$.02
Diluted	$.00	$.03	$.02

Earnings (Loss) per Share
Basic	$.13	$.16	$(.83)
Diluted	$.13	$.16	$(.83)

1st Independence Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended December 31, 2004 and 2003,

and Year Ended September 30, 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance, September 30, 2003	1,222,978	$218,213	$21,314,754	$11,491,935	$(621,862)	$2,746,618	$(14,377,599)	$20,772,059

Comprehensive income
Net income		—	—	182,927	—	—	—	182,927
Change in unrealized gain on available-for-sale securities, net		—	—	—	—	252,028	—	252,028

Total comprehensive income								434,955

Purchase of stock for treasury		—	—	—	—	—	(3,931)	(3,931)
ESOP shares earned		—	27,599	—	56,522	—	—	84,121

Balance, December 31, 2003	1,222,978	218,213	21,342,353	11,674,862	(565,340)	2,998,646	(14,381,530)	21,287,204

Comprehensive income
Net loss		—	—	(1,276,119)	—	—	—	(1,276,119)
Change in unrealized gain on available-for-sale securities, net		—	—	—	—	468,518	—	468,518

Total comprehensive loss								(807,601)

Dividends on common stock, $0.38 per share		—	—	(516,704)	—	—	—	(516,704)
Purchase of stock for treasury	(10,680)	—	—	—	—	—	(193,412)	(193,412)
Stock options exercised	5,000	500	82,000	—	—	—	—	82,500
Shares issued in acquisition, net of cost	696,070	69,607	17,096,661	—	—	—	—	17,166,268
ESOP shares earned	—	—	13,822	—	49,107	—	—	62,929

Balance, September 30, 2004	1,913,368	288,320	38,534,836	9,882,039	(516,233)	3,467,164	(14,574,942)	37,081,184

See Notes to Consolidated Financial Statements

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Comprehensive income
Net income		$—	$—	$239,743	$—	$—	$—	$239,743
Change in unrealized gain on available-for-sale securities, net		—	—	—	—	304,958	—	304,958

Total comprehensive income								544,701

Stock options exercised	3,000	300	29,700	—	—	—	—	30,000
ESOP shares earned	—	—	23,862	—	26,573	—	—	50,435

Balance, December 31, 2004	1,916,368	$288,620	$38,588,398	$10,121,782	$(489,660)	$3,772,122	$(14,574,942)	$37,706,320

See Notes to Consolidated Financial Statements

1st Independence Financial Group, Inc.

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2004 and 2003,

and Year Ended September 30, 2004

	December 31, 2004	December 31, 2003 (unaudited)	September 30, 2004
Cash Flows from Operating Activities
Net income (loss)	$239,743	$182,927	$(1,093,192)
Items not requiring (providing) cash
Depreciation and amortization	106,100	30,443	669,940
Goodwill impairment	46,749	—	356,064
Provision for loan losses	—	—	1,202,603
ESOP compensation	50,435	84,121	147,050
Amortization of premiums and discounts on securities	42,715	57,259	222,951
Deferred income taxes	67,401	(1,828)	(767,992)
FHLB stock dividend	(20,700)	(18,800)	(76,900)
Increase in equity investment of subsidiary	—	(14,753)	—
Amortization of loan fees	(53,347)	(27,436)	(155,453)
Amortization of purchase accounting adjustments, net	97,489	—	—
Net realized losses on available-for-sale securities	—	—	7,201
Loss on sale of premises and equipment	—	—	89,399
Minority interest	1,955	14,119	9,878
Income of discontinued operations	(7,344)	(35,995)	(22,351)
Changes in
Loans held for sale	(157,319)	—	(812,396)
Interest receivable	(12,104)	(3,253)	104,648
Other assets	631,585	(83,023)	(522,994)
Interest payable and other liabilities	(176,691)	(306,476)	106,877

Net cash provided by (used in) operating activities	856,667	(122,695)	(534,667)

Cash Flows from Investing Activities
Purchases of available-for-sale securities	—	(1,000,000)	(3,008,270)
Proceeds from maturities of available-for-sale securities	1,031,141	1,185,463	9,508,408
Proceeds from the sales of available-for-sale securities	—	500,000	1,739,311
Purchases of held-to-maturity securities	—	(1,577,500)	(515,000)
Proceeds from maturities of held-to-maturity securities	160	1,000,000	3,555,220
Net change in loans	(23,104,888)	95,587	(6,930,560)
Purchase of premises and equipment	(453,851)	(105,840)	(1,928,746)
Increase in cash value of life insurance	(45,468)	(44,718)	(176,000)
Net cash acquired in business acquisition	—	—	8,461,566

Net cash provided by (used in) investing activities	(22,572,906)	52,992	10,705,929

See Notes to Consolidated Financial Statements

	December 31, 2004	December 31, 2003 (unaudited)	September 30 2004
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$3,456,497	$(1,324,115)	$(10,580,294)
Proceeds from long-term debt	—	(155,000)	—
Repayment of long-term debt	—	—	(1,391,063)
Net change in short-term borrowings	16,112,000	—	7,120,500
Purchase of treasury stock	—	(3,931)	(197,343)
Exercise of stock options	30,000	—	82,500
Dividends paid	—	—	(516,704)

Net cash provided by (used in) financing activities	19,598,497	(1,483,046)	(5,482,404)

Increase (Decrease) in Cash and Cash Equivalents	(2,117,742)	(1,552,749)	4,688,858

Cash and Cash Equivalents, Beginning of Period	12,063,891	7,375,033	7,375,033

Cash and Cash Equivalents, End of Period	$9,946,149	$5,822,284	$12,063,891

Supplemental Cash Flows Information

Interest paid	$1,380,223	$795,556	$3,404,573

Income taxes paid (net of refunds)	$—	$—	$82,262

Net change in cash and cash equivalents of discontinued operations	$215,103	$(50,506)	$417,814

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

1st Independence Financial Group, Inc. (formerly Harrodsburg First Financial Bancorp, Inc.) (Company) is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, 1st Independence Bank, Inc. (Bank), its majority-owned subsidiary, Citizens Financial Bank, Inc. (Citizens), Foundation Title Company, LLC, a majority-owned subsidiary of the Bank, and 1st Independence Mortgage Group, a division of the Bank. The Banks are primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Indiana and Kentucky. The Banks are subject to competition from other financial institutions and are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. Foundation Title Company engages in issuing title insurance policies. 1st Independence Mortgage Group engages in mortgage banking operations. On July 9, 2004, the Company completed its acquisition of Independence Bancorp and its wholly owned subsidiary Independence Bank (IB). Concurrent with the acquisition, the Company liquidated Independence Bancorp and changed the company’s name to 1st Independence Financial Group, Inc. Also concurrent with the merger, the Company, in substance, merged it’s newly acquired subsidiary IB into its wholly owned subsidiary First Financial Bank, and became a Kentucky state chartered bank named 1st Independence Bank. The merger of the bank subsidiaries was accounted for at historical cost, as a combination of entities under common control. See Note 2 for further discussion of the Company’s acquisition of Independence Bancorp and its subsidiary IB. As discussed in Note 3, the Company has entered into an agreement to sell its 55.8% interest in Citizens.

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

The Company changed its fiscal year-end from September 30 to December 31. References to periods refers to the three month periods ended December 31, 2004 and 2003, or one year period ended September 30, 2004, as appropriate.

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

December 31, 2004, and September 30, 2004

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss unless the loan is well-secured and in the process of collection.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

December 31, 2004, and September 30, 2004

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

Treasury Stock

Treasury stock is stated at cost. Cost is determined by the average cost method.

Stock Options

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

At December 31, 2004, the Company has two stock-based employee compensation plans (Plans), which are described more fully in Note 18. The Company accounts for these Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share, if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	December 31, 2004	September 30, 2004
Net income (loss), as reported	$239,743	$(1,093,192)
Less total stock-based employee compensation cost determined under the fair value based method, net of income taxes	4,282	58,785

Pro forma net income (loss)	$235,461	$(1,151,977)

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

	December 31, 2004	September 30, 2004
Earnings (loss) per share
Basic, as reported	$.13	$(.83)

Basic, pro forma	$.13	$(.87)

Diluted, as reported	$.13	$(.83)

Diluted, pro forma	$.12	$(.87)

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the consolidated financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with 1st Independence Bank. Citizens files a separate federal income tax return.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are recognized as a separate component of equity. Other comprehensive income (loss) includes $9,794 and $375 of unrealized gains related to Citizens for the periods ending December 31, 2004, and September 30, 2004, for which deferred taxes were provided.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Effect of Newly Issued But Not Yet Effective Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued new accounting standards on share-based payments (Statement 123R). Statement 123R addresses accounting for share-based payments to employees, including our stock option plan. We will adopt Statement 123R in the third quarter 2005 as required by the standard. Under the new rules, compensation expense will be based on the fair value of options granted, determined at the date of grant, spread over the employee’s vesting or service period; whereas under previous rules, compensation expense was based on the intrinsic value of options granted, which was always zero for our plan. When we adopt Statement 123R in 2005, we expect net income and earnings per share to be reduced by approximately $11,000 and $.01 based on current assumptions about the fair value options granted. Previously reported net income and earnings per share will not be restated.

Reclassifications

Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 consolidated financial statement presentation. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2004, was $965,000.

Note 3: Business Acquisition

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

The aggregate purchase price, including vested stock options, was $17,655,748. The value of the common shares issued was determined based upon their market value as of the acquisition date. The value of the vested options was determined using an option pricing model.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

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

In connection with the acquisition of the remaining 78% interest in Independence Bancorp, the Company engaged an independent third party valuation professional to determine the amount of the core deposit intangible and adjusted its carrying value as of the acquisition date to the amount from the valuation. The third party valuation was $258,233, resulting in additional $27,201 allocation to the acquisition of the remaining 78% interest. The core deposit base has a useful life of approximately eight years and will be amortized using accelerated methods.

The goodwill acquired was assigned entirely to the banking segment of the Company. Of that total amount, none is expected to be deductible for tax purposes.

Premiums on loans and deposits are amortized over 39 months and nine months using the level yield method.

The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of September 30, 2004.

September 30, 2004
Net interest income	$6,789,081

Net loss	$(1,161,775)

Per share – combined
Basic net income	$(.61)

Diluted net income	$(.61)

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Note 4: Subsidiary Held for Disposal

In the Company’s fourth quarter of the year ending September 30, 2004, it adopted and began to implement a plan to sell its interest in Citizens. On October 22, 2004, the Company entered into a Stock Purchase Agreement to sell its 55.8% interest in Citizens for $2,300,000. In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial position and results of operations of Citizens were removed from the detail line items in the Company’s financial statements and presented separately as “subsidiary held for disposal.” Recorded goodwill related to the Company’s investment in Citizens in the amount of $356,064 was written off as impaired in the fourth quarter. The proposed sale is subject to regulatory approval.

Concurrent with the signing of the stock purchase agreement, the Bank entered into a real estate contract with the purchaser of Citizens’ stock to purchase property and a building that was previously used as an operations center and retail branch. Under the terms of the real estate contract, the Bank agreed to pay $2,300,000 for the property.

The following is a condensed balance sheet and statement of operations for Citizens as of and for the periods ended December 31, 2004, and September 30, 2004:

	December 31, 2004	September 30, 2004
Assets
Cash and cash equivalents	$1,796,143	$1,581,040
Available-for-sale securities	5,777,053	7,189,299
Loans, net of allowance for loan losses of $595,832 at December 31, 2004, and $582,020 at September 30, 2004	28,929,753	30,730,773
Premises and equipment, net	208,641	219,371
Other real estate owned	404,435	525,635
Other assets	1,030,283	1,097,455

Total assets	$38,146,308	$41,343,573

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

	December 31, 2004	September 30, 2004
Liabilities
Deposits	$31,829,469	$34,674,630
Federal funds purchased	254,000	—
FHLB advances	1,948,809	2,471,522
Other liabilities	96,628	117,552

Total liabilities	34,128,906	37,263,704

Equity	4,017,402	4,079,869

Total liabilities and equity	$38,146,308	$41,343,573

Interest income	$554,129	$2,355,901
Interest expense	235,937	1,212,710

Net interest income	318,192	1,143,191

Provision for loan losses	(13,300)	(80,300)
Non-interest income	55,887	202,548
Non-interest expense	(336,559)	(1,229,938)
Income tax (expense) benefit	(16,876)	(13,150)

Net income	$7,344	$22,351

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

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Citizens’ actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital (to risk-weighted assets)	$4,023	14.2%	$2,267	8.0%	$2,834	10.0%
Tier 1 capital (to risk-weighted assets)	$3,662	12.9%	$1,133	4.0%	$1,700	6.0%
Tier 1 capital (to average assets)	$3,662	9.5%	$1,546	4.0%	$1,933	5.0%

As of September 30, 2004
Total capital (to risk-weighted assets)	$4,027	13.2%	$2,447	8.0%	$3,059	10.0%
Tier 1 capital (to risk-weighted assets)	$3,690	12.1%	$1,223	4.0%	$1,835	6.0%
Tier 1 capital (to average assets)	$3,690	8.6%	$1,725	4.0%	$2,157	5.0%

Quantitative measures established by regulation to ensure capital adequacy require Citizens to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2004, that Citizens meets all the capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification form the Federal Deposit Insurance Corporation (FDIC) categorized Citizens as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth above. There are no conditions or events since the notification that management believes have changed Citizens’ category.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Note 5: Securities

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
Available-for-sale Securities
December 31, 2004
U. S. government agencies	$2,532,972	$1,339	$(9,104)	$2,525,207
State and municipal	485,424	20,319	(957)	504,786
Mortgage-backed	17,910,415	177,546	(76,888)	18,011,073
Equity securities	75,577	5,605,904	—	5,681,481

	$21,004,388	$5,805,108	$(86,949)	$26,722,547

September 30, 2004
U. S. government agencies	$2,544,889	$5,305	$(1,358)	$2,548,836
State and municipal	485,410	21,962	—	507,372
Mortgage-backed	18,973,028	241,744	(50,569)	19,164,203
Equity securities	75,579	5,029,221	—	5,104,800

	$22,078,906	$5,298,232	$(51,927)	$27,325,211

Held-to-maturity Securities
December 31, 2004
State and municipal	$2,148,396	$58,411	$(43,198)	$2,163,609
Mortgage-backed	1,560	179	—	1,739

	$2,149,956	$58,590	$(43,198)	$2,165,348

September 30, 2004
State and municipal	$2,150,632	$68,145	$(40,260)	$2,178,517
Mortgage-backed	1,723	215	—	1,938

	$2,152,355	$68,360	$(40,260)	$2,180,455

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

The amortized cost and approximate fair value of available-for-sale securities and held-to-maturity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Within one year	$—	$—	$110,677	$111,622
One to five years	1,689,889	1,679,828	140,907	145,569
Five to 10 years	1,028,426	1,029,765	509,471	478,594
After 10 years	300,081	320,400	1,387,341	1,427,824
Mortgage-backed securities	17,910,415	18,011,073	1,560	1,739
Equity securities	75,577	5,681,481	—	—

	$21,004,388	$26,722,547	$2,149,956	$2,165,348

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $878,744 and $924,511 at December 31, 2004, and September 30, 2004, respectively.

Gross gains of $313 and gross losses of $7,514 resulting from sales of available-for-sale securities were realized for the period ending September 30, 2004. There were no sales of securities for the period ending December 31, 2004.

Certain investments in securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments was $8,764,895 and $9,003,565, which is approximately 30% of the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2004, and September 30, 2004, respectively. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
December 31, 2004
U. S. government agencies	$502,815	$(664)	$991,560	$(8,440)	$1,494,375	$(9,104)
State and municipal	639,092	(33,908)	213,617	(10,247)	852,709	(44,155)
Mortgage-backed	1,582,189	(25,920)	4,835,622	(50,968)	6,417,811	(76,888)

Total temporarily impaired securities	$2,724,096	$(60,492)	$6,040,799	$(69,655)	$8,764,895	$(130,147)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2004
U. S. government agencies	$1,506,100	$(1,358)	$—	$—	$1,506,100	$(1,358)
State and municipal	457,714	(30,286)	217,817	(9,974)	675,531	(40,260)
Mortgage-backed	3,401,838	(24,171)	3,420,096	(26,398)	6,821,934	(50,569)

Total temporarily impaired securities	$5,365,652	$(55,815)	$3,637,913	$(36,372)	$9,003,565	$(92,187)

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Note 6: Loans and Allowance for Loan Losses

Categories of loans include:

	December 31, 2004	September 30, 2004
Residential real estate	$126,097,284	$118,109,511
Commercial real estate	35,795,126	29,767,634
Commercial	21,060,584	17,001,711
Construction	33,676,027	30,190,857
Consumer	3,706,444	3,749,335
Home equity	16,485,299	14,899,834

Total loans	236,820,764	213,718,882
Less
Net deferred loan fees	623,321	622,628
Allowance for loan losses	2,549,172	2,559,865

Net loans	$233,648,271	$210,536,389

Activity in the allowance for loan losses was as follows:

	December 31, 2004	September 30, 2004
Balance, beginning of period	$2,559,865	$391,211
Allowance of Independence Bancorp	—	1,046,207
Provision charged to expense	—	1,202,603
Losses charged off, net of recoveries of $35,323 for December 31, 2004, and $3,662 for September 30, 2004	(10,693)	(80,156)

Balance, end of period	$2,549,172	$2,559,865

Impaired loans totaled $564,684 and $687,567 at December 31, 2004, and September 30, 2004, respectively. An allowance for loan losses of $102,056 and $72,467 relates to impaired loans of $181,249 and $92,588 at December 31, 2004, and September 30, 2004, respectively.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Interest of $7,666 and $7,090 was recognized on average impaired loans of $568,194 and $173,304 for the periods ended December 31, 2004, and September 30, 2004, respectively. Interest of $5,032 and $4,963 was recognized on impaired loans on a cash basis for the periods ended December 31, 2004, and September 30, 2004, respectively.

At December 31, 2004, and September 30, 2004, accruing loans delinquent 90 days or more totaled $331,675 and $362,504, respectively. Non-accruing loans at December 31, 2004, and September 30, 2004, were approximately $892,941 and $857,330, respectively.

Loans held for sale activity is as follows:

	December 31, 2004	September 30, 2004
Beginning balance	$2,186,749	$—
Acquired in business acquisition	—	1,358,817
Origination of loans held for sale	18,246,639	16,262,776
Sales proceeds	(18,382,279)	(15,750,066)
Gain on sales of loans	292,959	315,222

Ending balance	$2,344,068	$2,186,749

In conjunction with the mortgage banking activities, the Company enters into commitments to originate and commitments to sell loans, both of which are considered derivatives. The Company’s commitments are generally for fixed rate mortgage loans, lasting 45 days and are at market rates when initiated. The Company had commitments to originate $1,739,000 and $10,861,000 in loans as of December 31, 2004, and September 30, 2004, respectively, that it intends to sell.

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31, 2004	September 30, 2004
Land	$679,411	$696,898
Buildings and improvements	3,323,287	3,268,422
Fixed assets in process	303,520	175,986
Furniture, fixtures and equipment	2,331,621	2,037,746

	6,637,839	6,179,052
Less accumulated depreciation	1,253,293	1,156,603

Net premises and equipment	$5,384,546	$5,022,449

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Depreciation expense was $91,754 and $625,575 for the periods ended December 31, 2004, and September 30, 2004, respectively.

Note 8: Goodwill and Intangible Assets

The change in balance for goodwill for the periods ended December 31, 2004, and September 30, 2004, is as follows:

	December 31, 2004	September 30, 2004
Beginning of period	$11,188,266	$356,064
Impairment	(46,749)	(356,064)
Acquired goodwill	—	11,188,266

End of period	$11,141,517	$11,188,266

In 2003, the Company acquired 22.5% of the outstanding shares of Independence Bancorp for a total cost of $2,000,000, which was paid in cash. The Company recorded its investment using the equity method, and accordingly, recognized its proportionate share of the earnings of the investee. The excess of the purchase price over the underlying equity in net assets of $258,233 was recognized as a core deposit intangible and is being amortized over eight-years using an accelerated method.

Acquired intangible assets were as follows as of:

	December 31, 2004		September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$258,233	$23,910	$258,233	$9,564

Estimated amortization expense for each of the next five years:

2005	$54,397
2006	$47,223
2007	$40,050
2008	$32,877
2009	$25,704

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Note 9: Leases

As a result of the merger, the Company assumed the following operating leases entered into by Independence Bancorp:

The Company entered into a lease agreement in December 2000 to lease an office facility from the Company’s vice chairman under an operating lease for 15 years. Base monthly rentals are $10,000, with increases in January 2006 and 2011 equal to the percentage increase in the U. S. Consumer Price Index – All Urban Consumers (CPI-U) for the prior five-year period. The Company may purchase the facility at any time for $1,187,000, plus an increase equal to the percentage increase in the CPI-U from January 1, 2001, until the month of purchase.

A lease was entered into during December 2001 to lease an office building for the Bank’s Jeffersonville, Indiana branch. This three year operating lease is from January 1, 2002, through year-end 2004 with three three-year renewal options. Subsequent to December 31, 2004, the Company exercised its option to purchase the facility for $322,000.

A lease was entered into during August 2002 to lease an office facility for the Bank’s mortgage lending division. This three year operating lease is from August 1, 2002, to July 31, 2005, with a two-year renewal option. Monthly payments are $2,200, $2,300 and $2,400 through July 2003, 2004 and 2005, respectively.

A lease was entered into during April 2003 to lease an office building for the Bank’s St. Matthews, Kentucky branch. This 15-year operating lease is from May 1, 2003, through April 30, 2018, with a five-year renewal option. Monthly payments are $4,000, $4,500, $5,000, $6,500 and $8,000 through April 2005, 2007, 2009, 2013 and 2018, respectively.

The Company entered into an agreement in May 2004 to lease an office facility from the Company’s vice chairman under an operating lease for 15 years. The lease contains a provision for additional rent in addition to the base rent for common area expenses. This common area expense rent adjusts annually based upon the actual expenses paid by the landlord. Monthly payments are $4,550, $5,155 and $5,855 through April 2009, 2014 and 2019, respectively.

Rent expense for operating leases was $64,175 and $40,000 for the periods ended December 31, 2004, and September 30, 2004, respectively. Rent expense paid to related parties for the period ending December 31, 2004, was $43,650. Rent commitments under noncancelable operating leases were as follows, before considering renewal options:

2005	$243,400
2006	228,600
2007	232,600
2008	234,600
2009	248,415
Thereafter	2,169,135

$3,356,750

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Note 10: Interest-bearing Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $60,030,237 and $52,012,316 on December 31, 2004, and September 30, 2004, respectively. Time deposits include $35,524,846 of brokered deposits at December 31, 2004.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$125,254,096
2006	25,844,959
2007	5,086,806
2008	2,457,213
2009	1,500,023
Thereafter	824,726

$160,967,823

Note 11: Short-term Borrowings

Short-term borrowings were as follows:

	December 31, 2004	September 30, 2004
Securities sold under agreements to repurchase	$732,500	$620,500
Single maturity FHLB advances with variable rates of 2.42%, maturing January 14, 2005, through February 18, 2005	22,500,000	6,500,000

	$23,232,500	$7,120,500

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by the underlying securities and such collateral is held by First Tennessee Bank. The maximum amount of outstanding agreements at any month end during the period ending December 31, 2004, and September 30, 2003, totaled $732,500 and $781,500, and the monthly average of such agreements totaled $571,500 and $626,483 for December 31, 2004, and September 30, 2004, respectively. The agreements at December 31, 2004, mature within one to three days.

The Company has a line of credit with an unaffiliated institution. The Company may borrow up to $2,500,000 ($0 outstanding at year-end December 31, 2004, and September 30, 2004) at an interest rate of 5.375% (as of December 31, 2004, which adjusts based on the changes in prime rate plus a margin of 0.125%) with a maturity date of January 25, 2005. Advances under the line are secured by 202 shares of the Bank’s common stock.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Note 12: Long-term Debt

Long-term debt was as follows:

	December 31, 2004	September 30, 2004
FHLB advances with fixed rates of 1.95% to 5.20% with final maturities due September 12, 2005, through March 7, 2011	$4,968,116	$4,954,561

Subordinated debentures	9,279,000	9,279,000

	$14,247,116	$14,233,561

The FHLB advances are secured by mortgage loans; the minimum balance required was approximately $37,125,000 and $17,250,000 at December 31, 2004, and September 30, 2004, respectively. The advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of FHLB borrowings at December 31, 2004, were:

2005	$992,029
2006	2,976,087
Thereafter	1,000,000

$4,968,116

Subordinated Debentures

On March 17, 2003, the Company and the Trust entered into an Underwriting Agreement with FTN Financial Capital Market and Keefe, Bruyette and Woods, Inc. for themselves and as co-representatives for several other underwriters (Underwriting Agreement). The proceeds from the sale of the Preferred Securities were invested by the Trust in the Company’s 6.4% Junior Subordinated Debentures due March 26, 2033, (Debentures) in the amount of $5,155,000. The proceeds from the issuance of the Debentures were used by the Company to repurchase approximately 111,000 shares of Company stock. The Preferred Securities are recorded as borrowings in the Company’s consolidated September 30, 2004, balance sheet. Issuance costs are being amortized over the life of the Preferred Securities. Distributions are paid quarterly on March 26, June 26, September 26 and December 26 of each year. The Debentures will mature and the Preferred Securities must be redeemed on March 26, 2033. The Trust has the option of shortening the maturity date to a date not earlier than March 26, 2008, requiring prior approval of the board of governors of the Federal Reserve System.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

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

Note 13: Income Taxes

The provision (benefit) for income taxes includes these components:

	December 31, 2004	September 30, 2004
Taxes currently payable	$27,199	$4,683
Deferred income taxes	67,401	(767,992)

Income tax expense (benefit)	$94,600	$(763,309)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	December 31, 2004	September 30, 2004
Computed at the statutory rate (34%)	$113,677	$(631,210)
Increase (decrease) resulting from
State income taxes	5,064	(40,950)
Tax exempt interest	(15,915)	(24,886)
Nondeductible expenses	3,754	6,131
Increase in cash surrender value of life insurance	(15,459)	(59,840)
Other	3,479	(12,554)

Actual tax expense (benefit)	$94,600	$(763,309)

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	December 31, 2004	September 30, 2004
Deferred tax assets
Allowance for loan losses	$871,292	$875,064
Basis differential in equity method investment	210,636	207,650
ESOP liability	66,831	57,152
Deferred loan fees	226,889	226,607
Net operating loss carryover and charitable contributions	119,337	179,263
Alternative minimum tax credit	8,952	—
Transaction costs	37,704	38,033
Accrued salary costs	17,365	29,709

Total deferred tax assets	1,559,006	1,613,478

Deferred tax liabilities
Depreciation	399,587	345,325
FHLB stock	510,874	503,274
Unrealized gains on available-for-sale securities	1,944,173	1,783,543
Core deposit intangible	78,331	90,504
Fair market value adjustments	236,407	273,503
Deferred state taxes	14,099	13,780
Accretion	468	451

	3,183,939	3,010,380

Net deferred tax liability	$1,624,933	$1,396,902

The Company had approximately $312,000 of net operating losses, which will begin to expire in the fiscal year ended 2024, and $9,000 of alternative minimum tax credits, which may be carried forward indefinitely.

Retained earnings at December 31, 2004, and September 30, 2004, include approximately $2,135,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $726,000 at December 31, 2004, and September 30, 2004.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Note 14: Other Comprehensive Income (Loss)

Other comprehensive income components and related taxes were as follows:

	December 31, 2004	September 30, 2004
Unrealized gains and losses on available-for-sale securities	$462,059	$1,098,561
Less reclassification adjustments for realized gains and losses included in income	—	6,826

Other comprehensive income, before tax effect	462,059	1,091,735
Tax expense	157,101	371,189

Other comprehensive income (loss)	$304,958	$720,546

Note 15: Capital Requirements and Restrictions on Retained Earnings

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

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital (to risk-weighted assets)
Consolidated	$36,984	15.6%	$19,019	8.0%	$23,773	10.0%
Bank	$31,642	15.1%	$16,775	8.0%	$20,968	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$31,555	13.3%	$9,509	4.0%	$14,264	6.0%
Bank	$26,570	12.7%	$8,387	4.0%	$12,581	6.0%
Tier 1 Capital (to average assets)
Consolidated	$31,555	9.6%	$13,184	4.0%	$16,480	5.0%
Bank	$26,570	9.5%	$11,187	4.0%	$13,983	5.0%

As of September 30, 2004
Total capital (to risk-weighted assets)
Consolidated	$35,898	16.2%	$17,704	8.0%	$22,130	10.0%
Bank	$30,372	15.8%	$15,339	8.0%	$19,174	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$30,854	13.9%	$8,852	4.0%	$13,278	6.0%
Bank	$25,709	13.4%	$7,670	4.0%	$11,504	6.0%
Tier 1 capital (to average assets)
Consolidated	$30,854	9.9%	$12,463	4.0%	$15,579	5.0%
Bank	$25,709	10.0%	$10,296	4.0%	$12,870	5.0%

The Bank is subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year’s net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. The Company’s ability to pay dividends is substantially determined by the Bank’s ability to pay dividends to the Company. At January 1, 2005, the Bank could pay dividends of approximately $912,000 to the Company without regulatory approval.

Note 16: Related-party Transactions

Loans to executive officers and directors, including loans to affiliated companies of which executive officers and directors are principal owners, and loans to members of the immediate family of such persons are summarized as follows:

	December 31, 2004	September 30, 2004
Balance at beginning of period	$4,570,887	$450,619
Additions during the period	832,700	4,727,696
Repayments	(6,361)	(607,428)

Balance at end of period	$5,397,226	$4,570,887

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

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

Deposits from related parties held by the Banks at December 31, 2004, and September 30, 2004, totaled $1,578,223 and $825,628, respectively.

Leases from related parties are disclosed in Note 8.

Note 17: Employee Benefits

The Bank terminated its noncontributory defined benefit pension plan (Pension Trust) as of July 9, 2004, and accrued a termination payment of $230,852 in the fourth quarter of the period ending September 30, 2004, upon determining the termination liability. The multi-employer pension plan covered all full-time employees with one year of service who had attained the age of 21. Pension expense, including termination payments, for the periods ended December 31, 2004, and September 30, 2004, was $0 and $306,110, respectively.

The Bank has a retirement savings 401(k) plan covering substantially all employees. The Company amended the plan at the time of merger allowing employees to contribute up to 15% of their compensation with 1st Independence Bank, which is matched at a discretionary rate determined annually by the board of directors. Prior to the amendment, employees could contribute up to 15% of their compensation with the Bank matching 25% of the employee’s contribution on the first 6% of the employee’s compensation. Employer contributions charged to expense for the periods ended December 31, 2004, and September 30, 2004, were $21,049 and $35,184, respectively.

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

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

ESOP expense for the periods ended December 31, 2004, and September 30, 2004, was $50,435 and $89,348, respectively.

	December 31, 2004	September 30, 2004
Allocated shares	117,268	106,705
Shares released for allocation	2,657	10,563
Unearned shares	48,965	51,622

Total ESOP shares	168,890	168,890

Fair value of unearned shares	$929,356	$1,032,440

On January 21, 1997, the stockholders of the Company approved the establishment of the 1st Independence Bank, Inc. Restricted Stock Plan (RSP). The objective of the RSP is to enable the Banks to attract and retain personnel of experience and ability in key positions of responsibility. Those eligible to receive benefits under the RSP will be such employees as selected by members of a committee appointed by the Company’s board of directors. The RSP is a non-qualified plan that is managed through a separate trust. The Banks can contribute sufficient funds to the RSP Trust for the purchase of up to 85,000 shares of common stock. Awards made to employees will vest 20% on each anniversary date of the award. Shares will be held by the trustee and are voted by the RSP trustee as directed by the participant for those shares earned or by the committee for those shares held but unearned or unawarded. Any assets of the trust are subject to the general creditors of the Company. All shares awarded vest immediately in the case of a participant’s death, disability or upon a change in control of the Company. The Company intends to expense RSP awards over the years during which the shares are payable, based on the fair market value of the common stock at the date of the grant to the employee. As of December 31, 2004, no awards had been made under the RSP.

Note 18: Stock Option Plans

The Company has two stock option plans. The 1997 plan is a fixed option plan under which the Company may grant options that vest over five years to selected employees for up to 200,000 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is 10 years. At December 31, 2004, 5,000 options remain available to be granted.

In July 2004, the Company formed a second plan for up to 300,000 shares of the Company’s common stock. The plan allows for both incentive and non-qualified options to be granted at the discretion of the Company’s board of directors, generally with ten year maturities and with a three year vesting schedule (25% immediate and 25% on each of the next three anniversary dates). Commensurate with the Company’s acquisition of Independence, 60,300 options of Independence were transferred into the plan at their existing terms. At December 31, 2004, 239,700 options remain available to be granted.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

A summary of the status of the plan and changes during the periods then ended is presented below:

	December 31, 2004		September 30, 2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	255,300	$14.52	200,000	$16.29
Options transferred in acquisition of Independence	—	—	60,300	8.82
Granted	—	—	—	—
Exercised	(3,000)	10.00	(5,000)	16.50

Outstanding, end of period	252,300	$14.58	255,300	$14.52

The following table summarizes information about stock options under the plan outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$8.00	35,550	5.0 years	$8.00	35,550	$8.00
$10.00	21,750	8.1 years	$10.00	21,750	$10.00
$11.26-13.50	10,000	5.9 years	$12.38	6,000	$12.75
$16.50	185,000	2.1 years	$16.50	185,000	$16.50

Note 19: Earnings per Share

Earnings per share (EPS) were computed as follows:

	Three Months Ended December 31, 2004
	Income	Weighted- average Shares	Per Share Amount
Net income	$239,743	1,864,069

Basic earnings per share
Income available to common stockholders			$.13

Effect of dilutive securities
Stock options	—	52,829

Diluted earnings per share
Income available to common stockholders and assumed conversions	$239,743	1,916,898	$.13

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

	Year Ended September 30, 2004
	Income	Weighted- average Shares	Per Share Amount
Net loss	$(1,093,192)	1,318,267

Basic loss per share
Income available to common stockholders			$(.83)

Effect of dilutive securities
Stock options	—	—

Diluted loss per share
Income available to common stockholders and assumed conversions	$(1,093,192)	1,318,267	$(.83)

Stock options of 255,300 shares of common stock were excluded from the September 30, 2004, calculation of diluted earnings per share because their impact was antidilutive.

Note 20: Disclosures About Fair Value of Financial Instruments

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

	December 31, 2004		September 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$9,946,149	$9,946,149	$12,063,891	$12,063,891
Interest-bearing deposits	$100,000	$100,000	$100,000	$100,000
Available-for-sale securities	$26,722,547	$26,722,547	$27,325,211	$27,325,211
Held-to-maturity securities	$2,149,956	$2,165,348	$2,152,355	$2,180,455
Loans held for sale	$2,344,068	$2,379,229	$2,186,749	$2,219,550
Loans, net of allowance for loan losses	$233,648,271	$234,685,485	$210,536,389	$211,450,250
FHLB stock	$2,588,400	$2,588,400	$2,567,700	$2,567,700

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

	December 31, 2004		September 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest receivable	$1,128,818	$1,128,818	$1,116,714	$1,116,714
Cash surrender value of life insurance	$3,047,416	$3,047,416	$3,001,948	$3,001,948

Financial liabilities
Deposits	$223,308,176	$222,487,647	$219,816,999	$219,498,441
Short-term borrowings	$23,232,500	$23,232,500	$7,120,500	$7,120,500
Long-term debt	$14,247,116	$14,282,994	$14,233,561	$14,267,048
Interest payable	$272,314	$272,314	$290,428	$290,428

Unrecognized financial instruments (net of contract amount):
Commitments to originate loans	$—	$—	$—	$—
Letters of credit	$—	$—	$—	$—
Lines of credit	$—	$—	$—	$—

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

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

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

Note 21: Significant Estimates and Concentrations

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

The Company is a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with certain statements made in connection with it’s offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss contingency for this litigation but, after discussion with legal counsel, believes the ultimate results of this litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.

Deposits

As of December 31, 2004, the Company had two large depositors with deposits that totaled approximately 10% of total deposits.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Note 22: Commitments and Credit Risks

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

At December 31, 2004, and September 30, 2004, the Bank had outstanding commitments to originate loans aggregating approximately $15,597,000 and $17,679,000, respectively. The Bank also has commitments to originate approximately $1,739,000 and $10,861,000, respectively, of fixed rate loans for sale into the secondary market. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

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

The Banks had total outstanding letters of credit amounting to approximately $2,886,000 and $1,579,000, at December 31, 2004, and September 30, 2004, respectively.

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

At December 31, 2004, the Banks had granted unused lines of credit to borrowers aggregating approximately $38,626,000.

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Cash and Cash Equivalents

At December 31, 2004, Company’s cash and cash equivalents in excess of federally insured amounts were approximately $1,996,000.

Bank Owned Life Insurance

As of December 31, 2004, the Company’s investment in life insurance of $3,047,416 was with one insurance company.

Note 23: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company.

Condensed Balance Sheets

	December 31, 2004	September 30, 2004
Assets
Cash and cash equivalents	$345,472	$539,092
Investment in common stock of subsidiaries	43,969,435	43,070,459
Available-for-sale securities	991,560	999,380
Note receivable	673,264	922,294
Debt issuance costs, net of accumulated amortization	131,833	133,000
Other assets	882,255	872,985

Total assets	$46,993,819	$46,537,210

Liabilities
Subordinated debentures	$9,279,000	$9,279,000
Dividends payable	—	169,523
Other liabilities	8,499	7,503

Total liabilities	9,287,499	9,456,026

Stockholders’ equity	37,706,320	37,081,184

Total liabilities and stockholders’ equity	$46,993,819	$46,537,210

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Condensed Statements of Operations

	Three Months Ended December 31, 2004	Year Ended September 30, 2004

Income
Other income	$19,929	$140,949

Total income	19,929	140,949

Expenses
Interest expense	136,641	381,347
Amortization of core deposit intangibles and debt issuance costs	1,167	34,801
Other expenses	343,530	720,067

Total expenses	481,338	1,136,215

Income (Loss) from Continuing Operations Before Income Taxes, Equity in Undistributed Earnings of Subsidiary, and Equity in Undistributed Earnings of Subsidiary Held for Disposal	(461,409)	(995,266)

Income Tax Expense (Benefit) from Continuing Operations	(162,729)	(207,110)

Income (Loss) from Continuing Operations Before Equity in Undistributed Earnings of Subsidiary and Equity in Undistributed Earnings of Subsidiary Held for Disposal	(298,680)	(788,156)

Equity in Undistributed Earnings of Subsidiary from Continuing Operations	534,325	(317,509)
Equity in Undistributed Earnings of Subsidiary Held for Disposal	4,098	12,473

Net Income (Loss)	$239,743	$(1,093,192)

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Condensed Statements of Cash Flows

	Three Months Ended December 31, 2004	Year Ended September 30, 2004
Cash Flows from Operating Activities
Net income (loss)	$239,743	$(1,093,192)
Items not requiring (providing) cash Amortization expense	1,167	34,801
Deferred income taxes	(2,659)	(193,773)
Amortization of premiums on securities	—	14,964
Net realized losses on available-for-sale securities	—	7,201
Goodwill impairment	12,227	356,064
Undistributed earnings of subsidiary	(534,325)	317,509
Income from discontinued operations	(4,098)	(12,473)
Changes in
Other assets	(16,178)	(536,144)
Other liabilities	(168,527)	(189,867)

Net cash used in operating activities	(472,650)	(1,294,910)

Cash Flows from Investing Activities
Repayment of note receivable	249,030	60,292
Proceeds from sales of available-for-sale securities	—	1,739,311
Maturities of available-for-sale securities	—	182,950
Purchase of available-for-sale securities	—	—
Cash acquired in acquisition	—	176,306

Net cash provided by investing activities	249,030	2,158,859

Cash Flows from Financing Activities
Purchase of treasury stock	—	(197,343)
Exercise of stock options	30,000	82,500
Dividends paid	—	(516,704)

Net cash provided by (used in) financing activities	30,000	(631,547)

Net Change in Cash and Cash Equivalents	(193,620)	232,402

Cash and Cash Equivalents at Beginning of Period	539,092	306,690

Cash and Cash Equivalents at End of Period	$345,472	$539,092

1ST Independence Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004, and September 30, 2004

Note 24: Subsequent Events

On January 28, 2005, the Company completed the sale of its Citizens Financial Bank stock for $2,300,000 (see Note 4). Commensurate with the sale of Citizens, the Company purchased a building from the purchaser of the Citizens stock for $2,300,000.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal controls over financial reporting identified by the principal executive officer or principal financial officer that occurred in the three month period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Other than the information set forth below regarding the Company’s “Code of Ethics,” this information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

Code of Ethics

The Company has adopted a Code of Conduct for its Principal Executive Officer and Senior Financial Officer (the “Code of Conduct”). The Code of Conduct is available free of charge by writing to the Secretary of the Company at 104 South Chiles Street, Harrodsburg, Kentucky, 40330-1620.

Item 10. Executive Compensation.

This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

Item 12. Certain Relationships and Related Transactions.

This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

Item 13. Exhibits.

(a)	The following exhibits are filed as part of this report.

2.1	Stock Purchase Agreement (1)

2.2	Contract of Sale (2)

3.0	Certificate of Incorporation (3)

3.1	Amended Certificate of Incorporation (4)

3.2	Bylaws (3)

10.1	1996 Stock Option Plan(5)

10.2	Restricted Stock Plan and Trust Agreement(5)

10.3	Form of Employment Agreement Arthur L. Freeman(6)

10.4	Form of Employment Agreement for N. William White (7)

10.5	Form of Employment Agreement for R. Michael Wilbourn (8)

10.6	Form of Employment Agreement for Alan D. Shepard (9)

10.7	Form of Employment Agreement for Kathy L. Beech(10)

10.8	2004 Omnibus Stock Option Plan (11)

10.9	Bank Lease with Chalfant Industries, Inc.(12)

10.10	Form of Stock Option Award under the 1996 Stock Option Plan (13)

10.11	Form of Restricted Stock Agreement under the Restricted Stock Plan and Trust Agreement (14)

10.12	Form of Stock Award Agreement under the 2004 Omnibus Stock Option Plan (15)

14.0	Code of Ethics for Principal Executive Officers and Senior Financial Officers (16)

21.0	Subsidiary Information (See Item 1 - Description of Business)

23.1	Consent of BKD, LLP

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification as required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference into this document to Exhibit 2.1 to Form 8-K filed on October 22, 2004.
(2)	Incorporated herein by reference into this document to Exhibit 2.2 to Form 8-K filed on October 22, 2004.
(3)	Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458.
(4)	Incorporated herein by reference into this document to Exhibit 3.1 to Form 10-KSB filed on December 29, 2004.
(5)	Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on December 29, 1997.
(6)	Incorporated herein by reference into this document to Exhibit 10.5 to Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163.
(7)	Incorporated herein by reference into this document to Exhibit 10.6 to Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163.
(8)	Incorporated herein by reference into this document to Exhibit 10.7 to Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163.
(9)	Incorporated herein by reference into this document to Exhibit 10.8 to Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163.
(10)	Incorporated herein by reference into this document from the Exhibit 10.7 to the Form 10-KSB filed on December 29, 2004.
(11)	Incorporated herein by reference into this document to Annex G to the proxy statement/ prospectus contained in the Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163.
(12)	Incorporated herein by reference into this document from the Exhibit 10.9 to the Form 10-KSB filed on December 29, 2004.
(13)	Incorporated herein by reference into this document to Exhibit 99.3 to Form S-8 Registration Statement, initially filed on August 13, 2004, Registration No. 333-118198.
(14)	Incorporated herein by reference into this document to Exhibit 99.5 to Form S-8 Registration Statement, initially filed on August 13, 2004, Registration No. 333-118198.
(15)	Incorporated herein by reference into this document to Exhibit 99.2 to Form S-8POS Registration Statement, initially filed on August 13, 2004, Registration No. 333-113163.

(16)	Incorporated herein by this reference into this document from Exhibit 14.0 to the Form 10-KSB filed on December 23, 2003.

Item 14. Principal Accountant Fees and Services.

This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2005.

1ST INDEPENDENCE FINANCIAL GROUP, INC.

By:	/s/ Arthur L. Freeman
Arthur L. Freeman
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ Arthur L. Freeman	By:
	Arthur L. Freeman Chief Executive Officer, And Chairman of the Board (Duly Authorized Representative)		Thomas Les Letton Director

By:	/s/ N. William White	By:
	N. William White President and Director		Stephen R. Manecke Director

By:	/s/ Matthew C. Chalfant	By:	/s/ Charles Moore II
	Matthew C. Chalfant Director		Charles Moore II Director

By:	/s/ Jack L. Coleman, Jr.	By:	/s/ Ronald L. Receveur
	Jack L. Coleman, Jr. Director		Ronald L. Receveur Director

By:	/s/ James W. Dunn	By:	/s/ W. Dudley Shryock
	James W. Dunn Director		W. Dudley Shryock Director

By:	/s/ R. Michael Wilbourn
R. Michael Wilbourn Executive Vice President and CFO