Form 10QSB
period 2005-03-31
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2005-05-10
CIK 946738

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       or

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                                 --------------

                           Commission File No. 0-26570

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


             Delaware                                 61-1284899
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

        104 South Chiles Street
         Harrodsburg, Kentucky                          40330-1620
(Address of principal executive offices)                (Zip Code)

          Issuer's telephone number, including area code: (859)734-5452
                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The registrant had 1,928,368 shares of common stock outstanding at May 2, 2005.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2005

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                      Page Number
                                                                   -----------

         Condensed Consolidated Balance Sheets as of March 31, 2005
         (unaudited) and December 31, 2004                                3

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2005 and 2004 (unaudited)                 4

         Condensed Consolidated Statements of Comprehensive Income (Loss)
         for the three months ended March 31, 2005 and 2004 (unaudited)   5

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2005 and 2004 (unaudited)                 6

         Notes to Condensed Consolidated Financial Statements             7-9

Item 2.  Management's Discussion and Analysis of Financial Condition     10-15
          and Results of Operations

Item 3.   Controls and Procedures                                        16

                           Part II - Other Information

Item 1.   Legal Proceedings                                              17

Item 6.   Exhibits                                                       17

Signatures                                                               18

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                   (Unaudited)
                                                                  March 31,             December 31,
                                                                    2005                    2004
                                                                --------------          --------------
Assets
Cash and and due from banks                                           $ 2,196                 $ 4,131
Interest-bearing demand deposits                                        4,332                   4,749
Federal funds sold                                                      2,189                   1,066
                                                                --------------          --------------
         Cash and cash equivalents                                      8,717                   9,946
                                                                --------------          --------------
Inerest-bearing deposits                                                  100                     100
Available-for-sale securities at fair value                            19,205                  26,723
Held-to-maturity securities, fair value of $2,030 and
    $2,165 at March 31, 2005 and December 31, 2004, respectively        2,038                   2,150
Loans held for sale                                                     2,790                   2,344
Loans, net of allowance for loan losses of $2,747 and
     $2,549 at March 31, 2005 and December 31, 2004, respectively     241,415                 233,648
Premises and equipment, net                                             8,112                   5,385
Federal Home Loan Bank (FHLB) stock                                     2,610                   2,588
Cash surrender value of life insurance                                  3,094                   3,047
Goodwill                                                               11,142                  11,142
Interest receivable and other assets                                    2,235                   1,972
Assets of subsidiary held for disposal                                      -                  38,146
                                                                --------------          --------------
                                                                      292,741                 327,245
                                                                --------------          --------------
         Total assets                                               $ 301,458               $ 337,191
                                                                ==============          ==============
Liabilities and Stockholders' Equity
Liabilities
         Deposits
                    Demand                                           $ 12,984                $ 16,474
                    Savings, NOW and money market                      56,431                  45,866
                    Time                                              161,487                 160,968
                                                                --------------          --------------
                               Total deposits                         230,902                 223,308
                                                                --------------          --------------
         Short-term borrowings                                         16,704                  23,233
         Long-term debt                                                14,261                  14,247
         Deferred income taxes                                             36                   1,625
         Interest payable and other liabilities                         2,711                   1,161
         Liabilities of subsidiary held for disposal                        -                  34,129
                                                                --------------          --------------
                                                                       33,712                  74,395
                                                                --------------          --------------
                               Total liabilities                      264,614                 297,703
                                                                --------------          --------------
Commitments and contingencies                                               -                       -
                                                                --------------          --------------
Minority interest                                                           5                   1,782
                                                                --------------          --------------
Stockholders' equity
     Common stock, $0.10 par value, 5,000,000 shares authorized,
          1,928,368 and 1,916,368 shares outstanding at
          March 31, 2005 and December 31, 2004, respectively              290                     289
     Additional paid-in capital                                        38,821                  38,588
     Retained earnings                                                 12,927                  10,122
     Unearned ESOP compensation                                          (463)                   (490)
     Unearned compensation on restricted stock                            (37)                      -
     Accumulated other comprehensive income (loss)                       (124)                  3,772
     Treasury stock, at cost
            Common; March 31, 2005 - 969,835 shares, December
               31, 2004 - 969,835 shares                              (14,575)                (14,575)
                                                                --------------          --------------
              Total stockholders' equity                               36,839                  37,706
                                                                --------------          --------------
              Total liabilities and stockholders' equity            $ 301,458               $ 337,191
                                                                ==============          ==============

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Operations
                 (in thousands except share and per share data)

                                                                      (Unaudited)
                                                              Three months ended March 31,
                                                             ------------------------------
                                                               2005                2004
                                                             ----------         -----------
Interest and dividend income
       Interest and fees on loans                              $ 3,753             $ 1,336
       Interest on securities
            Taxable                                                191                 235
            Tax exempt                                              26                  20
       Interest on federal funds sold                               59                   -
       Dividends                                                    32                  42
       Interest on deposits with financial institutions             24                   6
                                                             ----------         -----------
                    Total interest and dividend income           4,085               1,639
                                                             ----------         -----------
Interest expense
       Deposits                                                  1,410                 649
       FHLB advances                                               164                  18
       Other                                                       146                  89
                                                             ----------         -----------
                    Total interest expense                       1,720                 756
                                                             ----------         -----------
Net interest income                                              2,365                 883
Provision for loan losses                                          202                   5
                                                             ----------         -----------
Net interest income after provision for loan losses              2,163                 878
                                                             ----------         -----------
Noninterest income
       Service charges                                              61                  20
       Earnings of equity method investee                            -                   5
       Gain on loan sales                                          209                   -
       Increase in cash surrender value of life insurance           46                  42
       Net realized gains on sales of available-for-sale
         securities                                              5,012                   -
       Other                                                       161                   5
                                                             ----------         -----------
                    Total noninterest income                     5,489                  72
                                                             ----------         -----------
Noninterest expense
       Salaries and employee benefits                            1,475                 440
       Net occupancy                                               349                  75
       Data processing fees                                        133                  57
       Professional fees                                           255                  94
       Marketing                                                    33                  12
       Other                                                       614                 130
                                                             ----------         -----------
                    Total noninterest expense                    2,859                 808
                                                             ----------         -----------
Income from continuing operations before income
    taxes and minority interest                                  4,793                 142
Income tax expense from continuing operations                    1,686                   2
                                                             ----------         -----------
Income from continuing operations before minority
    interest and discontinued operations                         3,107                 140
Income from subsidiary held for disposal                             6                   2
Income tax expense from subsidiary held for disposal                 2                  13
                                                             ----------         -----------
Income before minority interest                                  3,111                 129
Minority interest in (income) loss from subsidiary
   held for disposal                                                (2)                  5
                                                             ----------         -----------
Net income                                                     $ 3,109               $ 134
                                                             ==========         ===========

Income per share from continuing operations
       Basic                                                     $1.66               $0.12
       Diluted                                                   $1.62               $0.11
Income (loss) per share from subsidiary held for disposal
       Basic                                                     $0.00              ($0.01)
       Diluted                                                   $0.00              ($0.01)
Net income per share
       Basic                                                     $1.66               $0.11
       Diluted                                                   $1.62               $0.11

Weighted average shares outstanding
       Basic                                                 1,869,413           1,167,407
       Diluted                                               1,919,809           1,223,467

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                                          (Unaudited)
                                                                                   Three months ended March 31,
                                                                                  ------------------------------
                                                                                      2005           2004
                                                                                   ----------    -----------

Net income (loss)                                                                    $ 3,109          $ 134
Other comprehensive income, net of tax
     Change in unrealized gains and losses on available-for-sale securities             (588)           161
     Less reclassification adjustment for realized gains included in net income        3,308              -
                                                                                   ----------    -----------
             Other comprehensive income (loss)                                        (3,896)           161
                                                                                   ----------    -----------
Comprehensive income (loss)                                                           $ (787)         $ 295
                                                                                   ==========    ===========

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                              (Unaudited)
                                                                                       Three months ended March 31,
                                                                                       ----------------------------
                                                                                           2005              2004
                                                                                        -------            ------
Cash Flows from Operating Activities:
   Net income                                                                            $ 3,109             $ 134
   Adjustments to reconcile net income to net cash (used in) provided by operations:
        Depreciation                                                                         162                33
        Provision for loan losses                                                            202                 5
        Gain on loan sales                                                                  (209)                -
        Origination of loans held for sale                                               (13,027)                -
        Proceeds from loans held for sale                                                 12,790                 -
        ESOP compensation                                                                     50                63
        Amortization of unearned compensation on restricted stock                              1                 -
        Amortization of premiums and discounts on securities                                  39                56
        Deferred income taxes                                                                419                 20
        FHLB stock dividend                                                                  (22)              (19)
        Compensation expense associated with stock options exercised                           -                40
        Increase in equity investment of subsidiary                                            1                (6)
        Amortization of loan fees                                                            (97)              (20)
        Amortization of purchase accounting adjustments, net                                 113                10
        Net realized gains on available-for-sale securities                               (5,012)                -
        Minority interest in income (loss) from subsidiary held for disposal                   2                (5)
        Increase in cash value of life insurance                                             (46)              (42)
        (Income) loss from subsidiary held for disposal                                       (6)               11
    Changes in:
             (Increase) decrease in interest receivable and other assets                    (303)               20
             Increase in interest payable and other liabilities                            1,399               332
                                                                                        --------          --------
                 Net cash (used in) provided by operating activities                        (435)              632
                                                                                        --------          --------
Cash Flows from Investing Activities:
   Purchases of available-for-sale securities                                                  -              (946)
   Proceeds from maturities of available-for-sale securities                               1,498               966
   Proceeds from the sales of available-for-sale securities                                5,088               500
   Proceeds from maturities of held-to-maturity securities                                   110             2,000
   Net (increase) in loans                                                                (7,953)           (3,854)
   Purchases of premises and equipment                                                    (2,889)             (412)
   Proceeds from sale of subsidiary                                                        2,300                 -
   Prepaid merger expenses                                                                     -              (222)
                                                                                        --------          --------
        Net cash (used in) investing activities                                           (1,846)           (1,968)
                                                                                        --------          --------
Cash Flows from Financing Activities:
   Net increase (decrease) in deposits                                                     7,559               (45)
   Net (decrease) increase in short-term borrowings                                       (6,529)            3,000
   Purchase of treasury stock                                                                  -              (123)
   Proceeds from exercise of stock options                                                   172                83
   Cash dividends paid                                                                      (150)             (347)
                                                                                        --------          --------
        Net cash provided by financing activities                                          1,052             2,568
                                                                                        --------          --------
Net (decrease) increase in cash and cash equivalents                                      (1,229)            1,232
Cash and cash equivalents at beginning of period                                           9,946             5,822
                                                                                        --------          --------
Cash and cash equivalents at end of period                                               $ 8,717           $ 7,054
                                                                                        ========          ========
Supplemental Cash Flow Information:
    Interest paid                                                                        $ 1,665             $ 754
    Income taxes paid (refunds)                                                              (39)               70
    Net (decrease) increase in cash and cash equivalents of discontinued operations       (1,795)              569
    Real estate acquired in settlement of loans                                               34                 -

            See notes to condensed consolidated financial statements.

                      1st INDEPENDENCE FINANCIAL GROUP, INC
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The condensed consolidated financial statements have been prepared in accordance with the customary accounting practices of 1st Independence Financial Group, Inc. (the "Company") and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reporting interim periods have been made and were of a normal recurring nature. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

The unaudited condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, 1st Independence Bank, Inc. (the "Bank"), Foundation Title Company, LLC, a majority-owned subsidiary of the Bank, 1st Independence Mortgage Group, a division of the Bank and for periods prior to its sale on January 28, 2005, the Company's majority-owned subsidiary Citizens Financial Bank, Inc. ("Citizens"). As a result of the Company's sale of Citizens, the assets, liabilities, results of operations and cash flows of Citizens have been reported separately as discontinued operations in the Company's condensed consolidated financial statements and previously reported amounts have been restated to consistently present the discontinued operations.

2. Stock-Based Compensation
At March 31, 2005, the Company had two stock-based compensation plans. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted net income per share had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123 (in thousands except per share data):

                                                           Three months ended
                                                                 March 31,
                                                            2005           2004
                                                            ----           ----
Net income as reported                                    $3,109           $134
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                            2              1
                                                          ------         ------
Pro forma net income                                      $3,107           $133
                                                          ======         ======

Basic net income per share
    As reported                                            $1.66          $0.11
    Pro forma                                               1.66           0.11
Diluted net income per share
    As reported                                            $1.62          $0.11
    Pro forma                                               1.62           0.11

3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows (in thousands):

                                                 2005           2004
                                                 ----           ----
Beginning balance                               $2,549        $  391
Provision for loan losses                          202             5
Loans charged off                                   (6)            -
Recoveries                                           2             -
                                                ------        ------
       Ending balance                           $2,747        $  396
                                                ======        ======

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                   Three months ended
                                                                                       March 31,
                                                                                   2005         2004
                                                                                   ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income from continuing operations                                           $3,107         $140
                                                                                 ======         ====
     Income (loss) from discontinued operations                                  $    4         ($11)
                                                                                 ======         ====
     Net income                                                                  $3,109         $134
                                                                                 ======         ====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                          1,869        1,167
                                                                                  =====        =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                          1,869        1,167
     Plus: dilutive effect of stock options                                          51           56
                                                                                  -----        -----
           Adjusted weighted average shares                                       1,920        1,223
                                                                                  =====        =====

Basic net income (loss) per share data:
     Income from continuing operations                                            $1.66        $0.12
                                                                                  =====        =====
     Income (loss) from discontinued operations                                   $   -       ($0.01)
                                                                                  =====        =====
     Net income                                                                   $1.66        $0.11
                                                                                  =====        =====

Diluted net income (loss) per share data:
     Income from continuing operations                                            $1.62        $0.11
                                                                                  =====        =====
     Income (loss) from discontinued operations                                   $   -       ($0.01)
                                                                                  =====        =====
     Net income                                                                   $1.62        $0.11
                                                                                  =====        =====
Options to purchase 10,000 common shares for the three months ended March 31,
2005 were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.

5.  Contingencies
The Company is a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with certain statements made in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss provision for this litigation as, after discussion with legal counsel, management believes the ultimate results of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term. Reference is made to Part II, Item 1 of this report on Form 10-QSB for additional information.

6.  Recently Issued Accounting Standards
On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123 (revised 2004), " Share-Based Payment" ("SFAS 123R"). This Statement requires expensing of stock options and other share-based payments beginning in 2005, and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. The Statement required that public entities (other than those filing as small business issuers) apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005 the Securities and Exchange Commission issued a rule that revises the required date of adoption under SFAS 123R. The new rule allows for public entities to adopt the provisions of SFAS 123R at the beginning of the first fiscal year beginning after June 15, 2005. Public entities that file as small business issuers will continue to be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The Company, which will adopt the Statement in the first quarter of 2006 as required, is currently evaluating the effect of the adoption of this Statement.

7.  Completion of Subsidiary Disposal
On January 28, 2005 the Company completed the sale of its entire interest in its majority owned subsidiary, Citizens Financial Bank, Inc., to Porter Bancorp, Inc. for $2.3 million, pursuant to a Stock Purchase Agreement, dated as of October 22, 2004, between Porter Bancorp, Inc. and the Company. In a related transaction, on January 28, 2005, the Company's subsidiary bank, 1st Independence Bank, Inc., purchased a commercial building located in Louisville, Kentucky, for $2.3 million from Ascencia Bank, Inc., an affiliate of Porter Bancorp, Inc. See note 4, "Subsidiary Held for Disposal" to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2004 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in item 1 of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-KSB annual report for the year ended December 31, 2004, including note 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information.

Forward-Looking Statements
The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and other risks as detailed in the Company's various filings with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

General
On July 9, 2004, the Company changed its name to 1st Independence Financial Group, Inc. and acquired the remaining 77.5% interest of Independence Bancorp, New Albany, Indiana ("Independence") in a purchase transaction calling for the exchange of one share of its common stock for each share of Independence common stock held by Independence shareholders (the "Merger"). The Company initially acquired 22.5% of Independence on December 31, 2002. Upon completion of the Merger, the Company issued approximately 696,000 shares to the Independence shareholders and exchanged approximately 60,000 stock options held by directors, executive officers, and employees of Independence.

In connection with the Merger, the Company's, wholly owned subsidiary, First Financial Bank and Independence's wholly owned subsidiary, 1st Independence Bank merged their operations (the "Bank Merger"). The Bank Merger occurred at the same time as the Merger and the resulting institution became a Kentucky state-chartered bank known as 1st Independence Bank, Inc. (the "Bank").

The Company provides commercial and retail banking services, with an emphasis on commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At March 31, 2005, the Company had total assets, deposits and stockholders' equity of $301.5 million, $230.9 million, and $36.8 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

As a result of completing the acquisition of Independence, the Company gained access to customers in the Louisville, Kentucky metro area. Accordingly, the Company expects a significantly different mix of loan growth going forward. The Company historically provided primarily residential real estate loan products in its markets in central Kentucky.

The Company is a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with certain statements made in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss provision for this litigation as, after discussion with legal counsel, management believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.

Recent Developments
On January 28, 2005, the Company sold its 55.8% interest in Citizens Financial Bank, Inc., Glasgow, Kentucky ("Citizens") to Porter Bancorp, Inc., Shepherdsville, Kentucky ("Porter Bancorp") for $2.3 million. The sale of Citizens reflects the Company's revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky.

The Bank also purchased property and a building, located in Louisville, Kentucky, that was previously used as an operations center and retail branch of Ascencia Bank, an affiliate of Porter Bancorp. The purchase price of the building and property was equal to $2.3 million. The Bank moved its finance and accounting, loan and deposit operations, and mortgage group into the building in April 2005.

Application of Critical Accounting Policies
The discussion and analysis of the Company's financial condition and results of operation is based upon the Company's condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to other than temporary impairment of securities, the allowance for loan losses and the valuation of goodwill. See the caption entitled "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Form 10-KSB for the period ended December 31, 2004 for additional information.

Overview
Net income for the three months ended March 31, 2005 was $3,109,000 compared to $134,000 for the comparable 2004 period. Basic net income per share was $1.66 compared to $0.11. Net income per share on a diluted basis was $1.62 compared to $0.11. The increases in net income and income per share were due to securities gains of $3,308,000 (net of income tax effect), and the significance of the Merger to the Company's operations. Also included in first quarter 2005 net income was $356,000 of severance expenses related to the retirement of the Company's Chairman and CEO.

Results of Operations
Net Interest Income
Net interest income is the most significant component of the Company's revenues. Net interest income is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (deposits and borrowed funds). Net interest income depends on the volume and rate earned on interest-earning assets and the volume and rate paid on interest-bearing liabilities.

Net interest income was $2.4 million for the three months ended March 31, 2005, an increase of $1.5 million or 168% from $883,000 for the comparable period of 2004. The net interest spread and net yield on earning assets were 3.34% and 3.51%, respectively, for the current quarter, compared to 2.73% and 2.95% for the same period of 2004. The increase was primarily due to an increase in the volume of net interest bearing assets, primarily resulting from the Merger. Changes in volume resulted in an increase in net interest income of $1.4 million, and changes in interest rates resulted in an increase in net interest income of $78,000. The favorable change in net interest income due to changes in interest rates is largely a result of increases in loan yields and decreases in rates on the Company's borrowings. Previously, the Company relied substantially on time deposits as its funding source. Subsequent to the Merger, the Company began using short-term borrowings and short-term time deposits, including brokered certificates of deposit with terms generally ranging from one to two years as primary funding sources. New loan originations for the Bank's loan portfolio are now predominately shorter-term commercial real estate loans as opposed to 1-4 family residential loans.

The Bank, like many other financial institutions, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Historically, the lending activities of commercial banks, such as the Bank, emphasized the origination of short to intermediate term variable rate loans that are more closely matched with the deposit maturities and repricing of interest-bearing liabilities which occur closer to the same general time period. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during periods of declining interest rates, it is generally detrimental during periods of rising interest rates.

To reduce the effect of interest rate changes on net interest income, the Bank has adopted various strategies to improve matching interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include; originating variable rate commercial loans that include interest rate floors; originating one-to-four family residential mortgage loans with adjustable rate features, or fixed rate loans with short maturities; maintaining interest-bearing demand deposits, federal funds sold, and U.S. government securities with short to intermediate term maturities; maintaining an investment portfolio that provides stable cash flows, thereby providing investable funds in varying interest rate cycles; lengthening the maturities of our time deposits and borrowings when it would be cost effective; and attracting low cost checking and transaction accounts, which tend to be less interest rate sensitive when interest rates increase.

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of March 31, 2005, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest margin would increase by 4.2% and decrease by 0.3%, respectively.

Provision for Loan Losses
The provision for loan losses was $202,000 for the three months ended March 31, 2005, compared to $5,000 for the same period of 2004. Nonperforming loans were approximately $1.3 and $1.2 million at March 31, 2005 and December 31, 2004, or 0.52% and 0.52%, respectively, of total loans. The allowance for loan losses was approximately $2.7 million and $2.5 million at March 31, 2005 and December 31, 2004, or 1.13% and 1.08%, respectively, of total loans.

The Company maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, loan commitments outstanding, and other information relevant to assessing the risk of loss inherent in the loan portfolio. As a result of management's analysis, a range of the potential amount of the allowance for loan losses is determined. Management consistently adjusts the allowance to the mid-point of the range.

Prior to the acquisition of Independence, the Company operated as a thrift and provided primarily residential real estate loan products in its markets in central Kentucky. As a result of the Merger and the bank's conversion to a state-chartered commercial bank, management no longer intends to originate long-term residential real estate loans for its loan portfolio. The Company's future loan growth is expected to primarily consist of shorter-term construction loans, commercial real estate loans, other commercial loans and other loan types traditional to the banking industry. The Company therefore expects different risk characteristics including higher individual loan amounts and increased exposure to economic conditions and other risk factors.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management's estimate of credit losses and the related allowance.

Non-Interest Income
Non-interest income was $5.5 million for the three months ended March 31, 2005, an increase of $5.4 million from $72,000 for the comparable period in 2004. Significant increases in non-interest income resulted from a $5.0 million gain on sale of Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and $209,000 gains on loan sales. The gains on loan sales represents a new source of non-interest income to the Company, as the Company did not previously engage in significant secondary market sales prior to the Merger. Service charge income was $61,000 for the three months ended March 31, 2005, compared to $20,000 for the comparable period in 2004. The $41,000 increase is primarily attributable to the Merger. Traditionally, the Company did not have significant service charge income since the vast majority of their deposit accounts were consumer accounts. The Company continues to evaluate its deposit product offerings with the intention of expanding its offerings to the consumer and business depositor. These products currently include overdraft privileges on certain individual deposit products and cash management services for business depositors which the Bank began offering in March 2005. Both of the new products are fee-based and should result in further increases in service charge income. Contributing to the increase in other non-interest income were the effects of the Merger and approximately $50,000 of title insurance revenue from the Company's recently organized tile insurance company.

Non-Interest Expense
Non-interest expense was $2.9 million for the three months ended March 31, 2005, an increase of $2.1 million from the $808,000 for the comparable period in 2004. All categories of non-interest expense increased significantly as a result of Merger. In addition, contributing to the increase in salaries and employee benefits was $356,000 which the Company accrued during the first quarter of 2005 for the severance expense relating to the retirement of the Company's Chairman and CEO.

Income Tax Expense (Benefit)
The effective income tax rates on income from continuing operations were 35.2% and 1.4%, respectively, for the three months ended March 31, 2005 compared to 2004. The effective rate for the three months ended March 31, 2005 differs from the federal statutory rate due primarily to state income taxes, net of federal benefit. The effective rate for the three months ended March 31, 2004 differs from the federal statutory rate due primarily to tax exempt income, the increase in cash surrender value of life insurance, and the effect of lower rates due to the level of taxable income.

Financial Condition
The Company's total assets were $301.5 million at March 31, 2005 compared to $337.2 million at December 31, 2004, a decrease of $35.7 million or 10.6%. The decrease in total assets was primarily due to the sale of Citizens, which accounted for $38.1 million of the decrease, offset by a $2.7 million increase in premises and equipment. The increase in premises and equipment resulted from the purchase of property and a building to be used for the Company's finance and accounting, loan and deposit operations, and mortgage group, and the purchase of a branch that was previously leased.

Securities available for sale decreased $7.5 million during the three months ended March 31, 2005. The decrease was primarily due to the sale of FHLMC preferred stock for $5.1 million and proceeds from maturities of securities amounting to $1.5 million. The Company owned the FHLMC preferred stock for a number of years, and its cost basis was $75,000. Given the significant amount of unrealized appreciation on the FHLMC preferred stock, management determined that it was appropriate to sell the FHLMC preferred stock. The aggregate proceeds on the sale were $5.1 million; therefore a gain of $5.0 million was realized. Other changes in securities available for sale included an $893,000 decrease in unrealized gains on the available for sale portfolio.

Net loans were $241.4 million at March 31, 2005, compared to $233.6 million at December 31, 2004, an increase of $7.8 million or 3%. The significant increases in loans were in the real estate construction and commercial loan portfolios, which increased $6.3 million or 19% and $3.0 million or 14%, respectively. The increases were primarily a result of lending activity in the Louisville, Kentucky metro market. All loan categories increased as a percentage of total loans, except residential real estate loans, which decreased from approximately 53% to 50% of total loans. The decrease in residential real estate loans as a percentage of total loans is primarily due to those loans now being sold in the secondary market through 1st Independence Mortgage Group, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage Group.

Deposits increased $7.6 million or 3% to $230.9 million at March 31, 2005 compared to December 31, 2004. This increase was largely attributable to a $10.6 million increase in savings, NOW and money market deposits, as demand deposits decreased $3.5 million and time deposit growth was not significant. The increase in savings, NOW and money market deposits resulted primarily from the effects of a marketing campaign during the first quarter of 2005.

Short-term borrowings decreased $6.5 million or 28% to $16.7 million at March 31, 2005, compared to $23.2 million at December 31, 2004. The Company uses short-term borrowings, primarily short-term Federal Home Loan Bank (FHLB) advances, to fund short-term liquidity needs and manage net interest margin. The decrease in short-term borrowings was related to payoffs of borrowings due to the Bank's excess liquidity.

Deferred income taxes decreased $1.6 million to $36,000 at March 31, 2005, and interest payable and other liabilities, increased $1.6 million to $2.7 million. These changes primarily result from the $1.7 million income tax effect from the sale of FHLMC preferred stock.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of March 31, 2005, unused loan commitments and performance letters of credit were $44,748,000 and $3,135,000, respectively.

Since many of the unused loan commitments are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements.

Liquidity and Capital Resources
Liquidity to meet borrowers' credit and depositors' withdrawal demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from depositors. Additional sources of liquidity include brokered deposits, advances from the FHLB and other short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements.

During 2004, the Bank assumed liabilities for brokered deposits as a result of the Merger. At March 31, 2005 and December 31, 2004, brokered deposits were $61.1 million and $35.5 million, respectively. The weighted average cost and maturity of brokered deposits were 3.29% and ten months at March 31, 2005 compared to 2.77% and nine months at December 31, 2004. The Company plans to continue using brokered deposits for the foreseeable future to support expected loan demand in its new market area when pricing for brokered deposits is more favorable than short-term borrowings.

At March 31, 2005 and December 31, 2004, the Bank had total FHLB advances outstanding of approximately $21.0 million and $27.5 million, respectively. Additionally, the Bank had $14.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $59.9 million.

The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. At March 31, 2005, the Bank may pay up to $4.2 million in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet. Approximately $4.1 million of the debentures are variable rate obligations with interest rates that reprice quarterly, and are tied to the three-month LIBOR plus 3.5%. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4%. The Company also had a $2.5 million unused line of credit with an unaffiliated bank at March 31, 2005.

Stockholders' equity decreased $867,000 from $37.7 million at December 31, 2004 to $36.8 million at March 31, 2005. The significant drivers of the change were net income of $3.1 million, cash dividends declared of $304,000 ($0.16 per share), and a decrease in accumulated other comprehensive income of $3.9 million. The decrease in accumulated other comprehensive income was primarily due to a $3.3 million (net of income tax) reclassification adjustment associated with the sale of the FHLMC preferred stock previously discussed and a $587,000 (net of income tax) decrease related to unrealized losses on securities available for sale arising during the period. The reclassification adjustment is necessitated due to the realized gain on the sale being included in net income for the period.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks.

At March 31, 2005, the Company's tier 1 capital to average assets, tier 1 capital to risk-weighted assets and total capital to risk-weighted assets were 11.6%, 14.8% and 16.0%, respectively, compared to 9.6%, 13.3% and 15.6%, respectively, at December 31, 2004. The same ratios for the Bank at March 31, 2005 were 10.1%, 12.9% and 14.0%, respectively, compared to 9.5%, 12.7% and 15.1%, respectively, at December 31, 2004.

Item 3.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange
Act) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits pending or known to be contemplated against the Company at March 31, 2005.

On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. The Plaintiffs are seeking to recover compensatory and punitive damages in connection with the shares it sold in the tender offer and their attorneys' fees. Discovery in the matter is currently underway and a trial date has not been set. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management, after discussion with legal counsel, believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, events could occur that could cause any estimate of ultimate loss to differ materially in the near term.

Item 6.   Exhibits

(a)      Exhibits

         10.1 Form of Severance and Release Agreement (incorporated by reference to Exhibit 10.13 to Form 8-K filed on April 1, 2005).

         31.1 Rule 13a-14 (a) / 15d-14 (a) Certification of Chief Executive Officer ("Section 302 Certifications").

         31.2 Rule 13a-14 (a) / 15d-14 (a) Certification of Chief Financial Officer ("Section 302 Certifications").

         32.1           Section 1350 Certifications ("Section 906
                        Certifications").

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               1st INDEPENDENCE FINANCIAL GROUP, INC.


                            By: /s/ N. William White
                                    ------------------
                                    N. William White
                                    President and Chief Executive Officer


Date: May 3, 2005

                                  Exhibit Index

         Exhibit
         Number                         Description

         10.1 Form of Severance and Release Agreement (incorporated by reference to Exhibit 10.13 to Form 8-K filed on April 1, 2005).

         31.1 Rule 13a-14 (a) / 15d-14 (a) Certification of Chief Executive Officer ("Section 302 Certifications").

         31.2 Rule 13a-14 (a) / 15d-14 (a) Certification of Chief Financial Officer ("Section 302 Certifications").

         32.1           Section 1350 Certifications ("Section 906
                        Certifications").