Form 10QSB
period 2005-06-30
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2005-08-03
CIK 946738

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

                  For the quarterly period ended June 30, 2005
                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The registrant had 1,940,161 shares of common stock outstanding at July 29, 2005.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2005

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                       Page Number
                                                                    -----------

         Condensed Consolidated Balance Sheets as of June 30, 2005
         (unaudited) and December 31, 2004                                3

         Condensed Consolidated Statements of Operations for the three
         months and six months ended June 30, 2005 and 2004 (unaudited)   4

         Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2005 and 2004
         (unaudited)                                                      5

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2005 and 2004 (unaudited)                  6

         Notes to Condensed Consolidated Financial Statements             7-10

Item 2.   Management's Discussion and Analysis of Financial Condition     11-17
           and Results of Operations

Item 3.   Controls and Procedures                                         17

                           Part II - Other Information

Item 1.   Legal Proceedings                                               18

Item 4.   Submission of Matters to a Vote of Security Holders             18

Item 6.   Exhibits                                                        18

Signatures                                                                20

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                (Unaudited)
                                                                  June 30,              December 31,
                                                                    2005                    2004
                                                               --------------          --------------
Assets
Cash and and due from banks                                         $   3,258               $   4,131
Interest-bearing demand deposits                                        5,066                   4,749
Federal funds sold                                                        929                   1,066
                                                               --------------          --------------
         Cash and cash equivalents                                      9,253                   9,946

Inerest-bearing deposits                                                  100                     100
Available-for-sale securities at fair value                            18,252                  26,723
Held-to-maturity securities, fair value of $1,999 and
    $2,165 at June 30, 2005 and December 31, 2004, respectively         1,979                   2,150
Loans held for sale                                                     2,975                   2,344
Loans, net of allowance for loan losses of $2,757 and
     $2,549 at June 30, 2005 and December 31, 2004, respectively      257,947                 233,648
Premises and equipment, net                                             8,155                   5,385
Federal Home Loan Bank (FHLB) stock                                     2,634                   2,588
Cash surrender value of life insurance                                  3,140                   3,047
Goodwill                                                               11,142                  11,142
Interest receivable and other assets                                    2,329                   1,972
Assets of subsidiary held for disposal                                      -                  38,146
                                                               --------------          --------------
         Total assets                                               $ 317,906               $ 337,191
                                                               ==============          ==============
Liabilities and Stockholders' Equity
Liabilities
         Deposits
                    Demand                                          $  15,136               $  16,474
                    Savings, NOW and money market                      66,605                  45,866
                    Time                                              164,419                 160,968
                                                               --------------          --------------
                               Total deposits                         246,160                 223,308
         Short-term borrowings                                         18,547                  23,233
         Long-term debt                                                14,274                  14,247
         Deferred income taxes                                             10                   1,625
         Interest payable and other liabilities                         1,463                   1,161
         Liabilities of subsidiary held for disposal                        -                  34,129
                                                               --------------          --------------
                               Total liabilities                      280,454                 297,703
                                                               --------------          --------------
Commitments and contingencies                                               -                       -

Minority interest                                                           7                   1,782

Stockholders' equity
     Common stock, $0.10 par value, 5,000,000 shares authorized,
          1,937,661 and 1,916,368 shares outstanding at
          June 30, 2005 and December 31, 2004, respectively               291                     289
     Additional paid-in capital                                        38,955                  38,588
     Retained earnings                                                 13,264                  10,122
     Unearned ESOP compensation                                          (437)                   (490)
     Unearned compensation on restricted stock                            (27)                      -
     Accumulated other comprehensive income (loss)                        (26)                  3,772
     Treasury stock, at cost
            Common; June 30, 2005 - 969,835 shares, December
               31, 2004 - 969,835 shares                              (14,575)                (14,575)
                                                               --------------          --------------
              Total stockholders' equity                               37,445                  37,706
                                                               --------------          --------------
              Total liabilities and stockholders' equity            $ 317,906               $ 337,191
                                                               ==============          ==============

            See notes to condensed consolidated financial statements.

         1ST INDEPENDENCE FINANCIAL GROUP, INC.
     Condensed Consolidated Statements of Operations
          (in thousands except per share data)

                                                                (Unaudited)                    (Unaudited)
                                                         Three months ended June 30,      Six months ended June 30,
                                                         ---------------------------      -------------------------
                                                            2005             2004           2005            2004
                                                          --------         --------       --------        ---------
Interest and dividend income
       Interest and fees on loans                          $ 4,044          $ 1,370        $ 7,797         $ 2,706
       Interest on securities
           Taxable                                             180              205            371             440
           Tax exempt                                           26               19             52              39
       Interest on federal funds sold                           84                -            143               -
       Dividends                                                35               42             67              84
       Interest on deposits with financial institutions         29                4             53              10
                                                          --------          -------        -------         -------
                   Total interest and dividend income        4,398            1,640          8,483           3,279
                                                          --------          -------        -------         -------
Interest expense
       Deposits                                              1,620              618          3,030           1,267
       FHLB advances                                           133               26            297              44
       Other                                                   149               80            295             169
                                                          --------          -------        -------         -------
                   Total interest expense                    1,902              724          3,622           1,480
                                                          --------          -------        -------         -------
Net interest income                                          2,496              916          4,861           1,799
Provision for loan losses                                        -               21            202              26
                                                          --------          -------        -------         -------
Net interest income after provision for loan losses          2,496              895          4,659           1,773
                                                          --------          -------        -------         -------
Non-interest income
       Service charges                                          99               32            160              52
       Earnings of equity method investee                        -                -              -               5
       Gain on loan sales                                      328                -            537               -
       (Loss) on sale of premises and equipment                  -              (90)             -             (90)
       Increase in cash surrender value of life insurance       47               44             93              86
       Net realized gains on sales of available-for-sale
         securities                                              -                -          5,012               -
       Other                                                   168                5            329              10
                                                          --------          -------        -------         -------
                   Total non-interest income                   642               (9)         6,131              63
                                                          --------          -------        -------         -------
Non-interest expense
       Salaries and employee benefits                        1,247              596          2,722           1,036
       Net occupancy                                           352               68            701             143
       Data processing fees                                    151               44            284             101
       Professional fees                                       225               28            480             122
       Marketing                                                25                8             58              20
       Data processing termination charges                       -              797              -             797
       Other                                                   436              361          1,050             491
                                                          --------          -------        -------         -------
                   Total non-interest expense                2,436            1,902          5,295           2,710
                                                          --------          -------        -------         -------
Income (loss) from continuing operations before income
    taxes and minority interest                                702           (1,016)         5,495            (874)
Income tax expense (benefit) from continuing operations        216             (359)         1,902            (357)
                                                          --------          -------        -------         -------
Income (loss) from continuing operations before minority
    interest and discontinued operations                       486             (657)         3,593            (517)
Income from subsidiary held for disposal                         -                3              6               5
Income tax expense from subsidiary held for disposal             -                1              2              14
                                                          --------          -------        -------         -------
Income (loss) before minority interest                         486             (655)         3,597            (526)
Minority interest in (income) loss of consolidated
    subsidiary and subsidiary held for disposal                 (3)              (1)            (5)              4
                                                          --------          -------        -------         -------
Net income (loss)                                            $ 483           $ (656)       $ 3,592          $ (522)
                                                          ========          =======        =======         =======
Income (loss) per share from continuing operations
       Basic                                                 $0.26           ($0.56)         $1.92          ($0.44)
       Diluted                                               $0.25           ($0.56)         $1.87          ($0.44)
Income (loss) per share from subsidiary held for disposal
       Basic                                                 $0.00            $0.00          $0.00          ($0.01)
       Diluted                                               $0.00            $0.00          $0.00          ($0.01)
Net income (loss) per share
       Basic                                                 $0.26           ($0.56)         $1.91          ($0.45)
       Diluted                                               $0.25           ($0.56)         $1.87          ($0.45)

Weighted average shares outstanding
       Basic                                                 1,883            1,171          1,876           1,168
       Diluted                                               1,917            1,171          1,919           1,168

Cash dividends declared per share                            $0.08            $0.00          $0.24           $0.30

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                (Unaudited)                    (Unaudited)
                                                         Three months ended June 30,      Six months ended June 30,
                                                         ---------------------------      -------------------------
                                                            2005             2004           2005            2004
                                                          --------         --------       --------        --------
Net income (loss)                                            $ 483           $ (656)       $ 3,592          $ (522)
Other comprehensive income, net of tax
     Change in unrealized gains and losses on
       available-for-sale securities                            98             (220)          (490)            (59)
     Less reclassification adjustment for realized
       gains included in net income                              -                -          3,308               -
                                                          --------         --------       --------        --------
         Other comprehensive income (loss)                      98             (220)        (3,798)            (59)
                                                          --------         --------       --------        --------
Comprehensive income (loss)                                  $ 581           $ (876)        $ (206)         $ (581)
                                                          ========         ========       ========        ========

                   See notes to condensed consolidated financial statements.

                 1ST INDEPENDENCE FINANCIAL GROUP, INC.
             Condensed Consolidated Statements of Cash Flows
                             (in thousands)

                                                                                    (Unaudited)
                                                                              Six months ended June 30,
                                                                             ---------------------------
                                                                                2005              2004
                                                                             ---------           -------
Cash flows from operating activities:
   Net income (loss)                                                           $ 3,592            $ (522)
   Adjustments to reconcile net income to net cash (used in)
   operations:
        Depreciation                                                               313                72
        Provision for loan losses                                                  202                26
        Gain on loan sales                                                        (537)                -
        Origination of loans held for sale                                     (31,612)                -
        Proceeds from loans held for sale                                       31,519                 -
        ESOP compensation                                                          101               150
        Amortization of unearned compensation on restricted stock                    2                 -
        Amortization of premiums and discounts on securities                        71               109
        Deferred income taxes                                                      342               (32)
        FHLB stock dividend                                                        (46)              (38)
        Amortization of loan fees                                                 (162)              (47)
        Amortization of intangibles, net                                           203                20
        Net realized gains on available-for-sale securities                     (5,012)                -
        Loss on sale of premises and equipment                                      18                90
        Minority interest in income (loss) of consolidated subsidiary and
            subsidiary held for disposal                                             5                (4)
        Increase in cash value of life insurance                                   (93)              (86)
        (Income) loss from subsidiary held for disposal                             (4)                9
    Changes in:
             (Increase) decrease in interest receivable and other assets          (413)              158
             Increase (decrease) in interest payable and other liabilities         303               (77)
                                                                             ---------          --------
                 Net cash (used in) operating activities                        (1,208)             (172)
                                                                             ---------          --------
Cash flows from investing activities:
   Purchases of available-for-sale securities                                        -              (946)
   Proceeds from maturities of available-for-sale securities                     2,568             2,625
   Proceeds from the sales of available-for-sale securities                      5,088               500
   Proceeds from maturities of held-to-maturity securities                         165             2,092
   Net (increase) in loans                                                     (24,466)           (7,909)
   Purchases of premises and equipment                                          (3,101)             (913)
   Proceeds from sale of subsidiary                                              2,300                 -
   Prepaid merger expenses                                                           -              (390)
                                                                             ---------          --------
        Net cash (used in) investing activities                                (17,446)           (4,941)
                                                                             ---------          --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                          22,805            (1,347)
   Net (decrease) increase in short-term borrowings                             (4,686)            6,500
   Purchase of treasury stock                                                        -               (83)
   Proceeds from exercise of stock options                                         292                83
   Cash dividends paid                                                            (450)             (347)
                                                                             ---------          --------
        Net cash provided by financing activities                               17,961             4,806
                                                                             ---------          --------
Net (decrease) in cash and cash equivalents                                       (693)             (307)
Cash and cash equivalents at beginning of period                                 9,946             5,822
                                                                             ---------          --------
Cash and cash equivalents at end of period                                     $ 9,253           $ 5,515
                                                                             =========          ========
Supplemental cash flow information:
    Interest paid                                                              $ 3,503           $ 1,483
    Income taxes paid                                                              980               115
    Net (decrease) increase in cash and cash equivalents of discontinued
      operations                                                                (1,795)               71
Supplemental non-cash activity:
    Real estate acquired in settlement of loans                                     33                 -

            See notes to condensed consolidated financial statements.

                      1st INDEPENDENCE FINANCIAL GROUP, INC
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for the three months ended December 31, 2004 filed with the Securities and Exchange Commission. The condensed consolidated financial statements have been prepared in accordance with the customary accounting practices of 1st Independence Financial Group, Inc. (the "Company") and have not been audited. In the opinion of management, all adjustments necessary to make the financial statements not misleading and to fairly present the results of operations and cash flows for the reporting interim periods have been made and were of a normal recurring nature. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

The unaudited condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, 1st Independence Bank, Inc. (the "Bank"), Foundation Title Company, LLC, a majority-owned subsidiary of the Bank, 1st Independence Mortgage, a division of the Bank and for periods prior to its sale on January 28, 2005, the Company's majority-owned subsidiary Citizens Financial Bank, Inc. ("Citizens"). As a result of the Company's sale of Citizens, the assets, liabilities, results of operations and cash flows of Citizens have been reported separately as discontinued operations in the Company's condensed consolidated financial statements and previously reported amounts have been reclassified to consistently present the discontinued operations.

2. Stock-Based Compensation
At June 30, 2005, the Company had two stock-based compensation plans. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted net income per share had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123 (in thousands except per share data):
                                                           Three months ended
                                                                 June 30,
                                                           2005          2004
                                                           ----          ----
Net income (loss) as reported                              $483         ($656)
Less total stock-based employee compensation expense
(including forfeitures of $45 and $zero) determined
under fair value method for all awards, net of
related tax effects                                         (40)            1
                                                           ----         -----
Pro forma net income (loss)                                $523         ($657)
                                                           ====         =====

Basic net income (loss) per share
    As reported                                           $0.26        ($0.56)
    Pro forma                                              0.28         (0.56)
Diluted net income (loss) per share
    As reported                                           $0.25        ($0.56)
    Pro forma                                              0.27         (0.56)

                                                            Six months ended
                                                                 June 30,
                                                           2005          2004
                                                           ----          ----
Net income (loss) as reported                            $3,592         ($522)
Less total stock-based employee compensation expense
(including forfeitures of $45 and $zero) determined
under fair value method for all awards, net of
related tax effects                                         (38)            2
                                                         ------         -----
Pro forma net income (loss)                              $3,630         ($524)
                                                         ======         =====

Basic net income (loss) per share
    As reported                                           $1.91        ($0.45)
    Pro forma                                              1.93         (0.45)
Diluted net income (loss) per share
    As reported                                           $1.87        ($0.45)
    Pro forma                                              1.89         (0.45)


3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands):

                                                 2005           2004
                                                 ----           ----
Beginning balance                               $2,549        $  391
Provision for loan losses                          202            26
Loans charged off                                   (6)            -
Recoveries                                          12             -
                                                ------        ------
       Ending balance                           $2,757        $  417
                                                ======        ======

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                         Three months ended
                                                                                               June 30,
                                                                                           2005       2004
                                                                                           ----       ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) from continuing operations                                              $486       ($657)
                                                                                           ====       =====
     Income from discontinued operations                                                   $  -        $  2
                                                                                           ====       =====
     Net income (loss)                                                                     $483       ($656)
                                                                                           ====       =====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                  1,883       1,171
                                                                                          =====        ====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                  1,883       1,171
     Plus: dilutive effect of stock options                                                  34           -
                                                                                          -----       -----
           Adjusted weighted average shares                                               1,917       1,171
                                                                                          =====       =====

Basic net income (loss) per share data:
     Income (loss) from continuing operations                                             $0.26      ($0.56)
                                                                                          =====      ======
     Income from discontinued operations                                                  $   -       $   -
                                                                                          =====      ======
     Net income (loss)                                                                    $0.26      ($0.56)
                                                                                          =====      ======

Diluted net income (loss) per share data:
     Income (loss) from continuing operations                                             $0.25      ($0.56)
                                                                                          =====      ======
     Income from discontinued operations                                                  $   -       $   -
                                                                                          =====      ======
     Net income (loss)                                                                    $0.25      ($0.56)
                                                                                          =====      ======

                                                                                           Six months ended
                                                                                               June 30,
                                                                                           2005        2004
                                                                                           ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) from continuing operations                                            $3,593       ($517)
                                                                                         ======       =====
     Income (loss) from discontinued operations                                          $    4        $ (9)
                                                                                         ======       =====
     Net income (loss)                                                                   $3,592       ($522)
                                                                                         ======       =====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                  1,876       1,168
                                                                                          =====       =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                  1,876       1,168
     Plus: dilutive effect of stock options                                                  43           -
                                                                                          -----       -----
           Adjusted weighted average shares                                               1,919       1,168
                                                                                          =====       =====

Basic net income (loss) per share data:
     Income (loss)from continuing operations                                              $1.92      ($0.44)
                                                                                          =====      ======
     Income (loss) from discontinued operations                                           $   -      ($0.01)
                                                                                          =====      ======
     Net income (loss)                                                                    $1.91      ($0.45)
                                                                                          =====      ======

Diluted net income (loss) per share data:
     Income (loss) from continuing operations                                             $1.87      ($0.44)
                                                                                          =====      ======
     Income (loss) from discontinued operations                                           $   -      ($0.01)
                                                                                          =====      ======
     Net income (loss)                                                                    $1.87      ($0.45)
                                                                                          =====      ======

Options to purchase 195,000 and 200,000 common shares, which equate to 35,226 and 47,170 incremental common equivalent shares, respectively, for the three months and six months ended June 30, 2004 were excluded from the diluted calculations above as their effect would have been antidilutive.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004, including note 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information.

Forward-Looking Statements
The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are subject to certain risks and uncertainties including among other things, changes in economic conditions in the market areas the Company conducts business, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and other risks as detailed in the Company's various filings with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

The Company provides commercial and retail banking services, with an emphasis on commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At June 30, 2005, the Company had total assets, deposits and stockholders' equity of $317.9 million, $246.2 million, and $37.4 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

In January 2005, the Company sold its 55.8% interest in Citizens Financial Bank, Inc., Glasgow, Kentucky ("Citizens") to Porter Bancorp, Inc., Shepherdsville, Kentucky ("Porter Bancorp") for $2.3 million. The sale of Citizens reflected the Company's revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky.

The Bank also purchased property and a building, located in Louisville, Kentucky, that was previously used as an operations center and retail branch of Ascencia Bank, an affiliate of Porter Bancorp. The purchase price of the building and property was equal to $2.3 million. The Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building in April 2005. The Bank also received regulatory approval during the second quarter of 2005 to establish a full service branch at this location. The Bank anticipates opening the branch during the second half of 2005.

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

Overview
Net income for the quarter ended June 30, 2005 was $483,000 or $0.25 per diluted share compared to a loss of ($656,000) or ($0.56) per diluted share for the comparable period in 2004. Net income for the six months ended June 30, 2005 was $3,592,000 or $1.87 per diluted share compared to a loss of ($522,000) or ($0.45) per diluted share for the first half of 2004. The increases in net income and net income per diluted share for the six month period were primarily due to after tax securities gains of $3,308,000 taken in the first quarter of 2005 and the significance of the Merger to the Company's operations including an after tax charge of approximately $526,000 recorded in the second quarter of 2004 in connection with the termination of a data processing contract. Partially offsetting these factors was an after tax charge of $235,000 recorded in the first quarter 2005 for severance expenses related to the retirement of the Company's Chairman and CEO. The increases in net income and net income per diluted share for the quarter were primarily due to the significance of the Merger to the Company's operations including the after tax charge of approximately $526,000 recorded in the second quarter of 2004 in connection with the termination of a data processing contract previously mentioned.

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

Net interest income was $2.5 million and $4.9 million, respectively, for the three months and six months ended June 30, 2005, an increase of $1.6 million or 172% and $3.1 million or 170%, respectively, from $0.9 million and $1.8 million, respectively, for the comparable periods of 2004. On an annualized basis, the net interest spread and net interest margin were 2.93% and 3.32%, respectively, for the current quarter, compared to 2.83% and 3.00% for the same period of 2004. For the six months ended June 30, 2005 the net interest spread and net interest margin were 3.13% and 3.41%, respectively, compared to 2.77% and 2.96% for the first half of 2004. The increases were primarily due to an increase in the volume of net interest bearing assets, primarily resulting from the Merger. Changes in volume resulted in an increase in net interest income of $1.7 million and $3.0 million for the second quarter and first half of 2005 compared to the same periods in 2004, and changes in interest rates and the mix resulted in a decrease in net interest income of $0.1 million for the three months ended June 30, 2005 and an increase in net interest income of $0.1 million for the first half of 2005 versus the comparable periods in 2004. The favorable change in net interest income for the six months ended June 30, 2005 due to changes in interest rates is largely a result of increases in loan yields and decreases in rates on the Company's borrowings. Previously, the Company relied substantially on time deposits as its funding source. Subsequent to the Merger, the Company began using short-term borrowings and short-term time deposits, including brokered certificates of deposit with terms generally ranging from one to two years as primary funding sources. New loan originations for the Bank's loan portfolio are now predominately shorter-term commercial real estate loans as opposed to 1-4 family residential loans.

The Bank, like many other financial institutions, is vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Historically, the lending activities of commercial banks emphasized the origination of short to intermediate term variable rate loans that are more closely matched with the deposit maturities and repricing of interest-bearing liabilities which occur closer to the same general time period. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during periods of declining interest rates, it is generally detrimental during periods of rising interest rates.

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

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of June 30, 2005, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest margin would increase by 2.2% and decrease by 4.0%, respectively.

Provision for Loan Losses
The provision for loan losses was $zero and $202,000 for the three months and six months ended June 30, 2005, compared to $21,000 and $26,000 for the same periods in 2004. Nonperforming loans were $0.5 and $1.2 million at June 30, 2005 and December 31, 2004, or 0.17% and 0.52%, respectively, of total loans. The allowance for loan losses was $2.8 million and $2.5 million at June 30, 2005 and December 31, 2004, or 1.06% and 1.08%, respectively, of total loans.

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

Prior to the acquisition of Independence, the Company operated as a thrift and provided primarily residential real estate loan products in its markets in central Kentucky. As a result of the Merger and the bank's conversion to a state-chartered commercial bank, management no longer intends to originate long-term residential real estate loans for its loan portfolio. The Company's future loan growth is expected to primarily consist of shorter-term construction loans, commercial real estate loans, other commercial loans and other loan types traditional to the banking industry. The Company therefore expects different risk characteristics including but not limited to higher individual loan amounts and increased exposure to economic conditions.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management's estimate of credit losses and the related allowance.

Non-interest Income
Non-interest income was $0.6 million for the three months ended June 30, 2005, compared to ($9,000) for the same period in 2004 and $6.1 million for the six months ended June 30, 2005, compared to $63,000 for the first half of 2004. Significant increases in non-interest income for the six-month period resulted from a $5.0 million gain on sale of Federal Home Loan Mortgage Corporation (FHLMC) preferred stock recorded in the first quarter of 2005 and effecting both the quarter and six-month period were gains on loan sales. The gains on loan sales represents a new source of non-interest income to the Company, as the Company did not previously engage in significant secondary market sales prior to the Merger. Service charge income was $99,000 for the three months ended June 30, 2005, compared to $32,000 for the comparable period in 2004 and $160,000 for the first half of 2005, compared to $52,000 for the six months ended June 30, 2004. The quarter and six month increases were primarily attributable to the Merger. Traditionally, the Company did not have significant service charge income since the vast majority of their deposit accounts were consumer accounts. The Company continues to evaluate its deposit product offerings with the intention of expanding its offerings to the consumer and business depositor. These products currently include overdraft privileges on certain individual deposit products and cash management services for business depositors which the Bank began offering in March 2005. Both of the new products are fee-based and should result in further increases in service charge income. Contributing to the increase in other non-interest income were the effects of the Merger and approximately $81,000 and $131,000 of title insurance revenue for the three months and six months ended June 30, 2005, respectively, from the Company's title insurance company which began operations in November 2004.

Non-interest Expense
Non-interest expense was $2.4 million for the quarter ended June 30, 2005 compared to $1.9 million the same period in 2004 and $5.3 million for the six months ended June 30, 2005 compared to $2.7 million for the first half of 2004. All categories of non-interest expense increased significantly as a result of the Merger. In addition, contributing to the six-month increase in salaries and employee benefits was $356,000 which the Company accrued during the first quarter of 2005 for the severance expense relating to the retirement of the Company's Chairman and CEO. Factors limiting the quarter and six-month increase were the charges recorded in the second quarter of 2004 in connection with the termination of a data processing contract and the departure of certain employees.

Income Tax Expense (Benefit)
The effective income tax rate on income (loss) from continuing operations was 30.8% for the three months ended June 30, 2005 compared to (35.3%) for the same period in 2004 and 34.6% for the first six months of 2005 compared to (40.8%) for the first half of 2004.

Financial Condition
The Company's total assets were $317.9 million at June 30, 2005 compared to $337.2 million at December 31, 2004, a decrease $19.3 million or 5.7%. The decrease in total assets was primarily due to the sale of Citizens, which accounted for $38.1 million of the decrease, and a decrease of $8.5 million in available-for-sale securities, offset by a $24.3 million increase in net loans and a $2.7 million increase in premises and equipment. The increase in premises and equipment resulted from the purchase of property and a building which is being used for the Company's finance and accounting, loan and deposit operations, and mortgage banking operations, and the purchase of a branch that was previously leased.

Securities available for sale decreased $8.5 million during the six months ended June 30, 2005. The decrease was primarily due to the sale of FHLMC preferred stock for $5.1 million during the first quarter of 2005 and proceeds from maturities of securities amounting to $2.6 million. The Company owned the FHLMC preferred stock for a number of years, and its cost basis was $75,000. Given the significant amount of unrealized appreciation on the FHLMC preferred stock, management determined that it was appropriate to sell the FHLMC preferred stock. The aggregate proceeds on the sale were $5.1 million; therefore a gain of $5.0 million was realized. Other changes in securities available for sale included an $742,000 decrease in unrealized gains on the available for sale portfolio.

Net loans were $257.9 million at June 30, 2005, compared to $233.6 million at December 31, 2004, an increase of $24.3 million or 10.4%. The significant increases in loans were in the real estate construction and real estate commercial loan portfolios, which increased $9.8 million or 29% and $9.1 million or 25%, respectively. The increases were primarily a result of lending activity in the Louisville, Kentucky metro market. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from approximately 53% to 49% of total loans and consumer other which decreased from 2% to 1% of total loans. The decrease in residential real estate loans as a percentage of total loans is primarily due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.

Deposits increased $22.9 million or 10.2% to $246.2 million at June 30, 2005 compared to December 31, 2004. This increase was largely attributable to a $20.7 million increase in savings, NOW and money market deposits, as demand deposits decreased $1.3 million, and time deposits grew $3.5 million. The increase in savings, NOW and money market deposits resulted primarily from the effects of a marketing campaign during the first half of 2005.

Short-term borrowings decreased $4.7 million or 20.2% to $18.5 million at June 30, 2005, compared to $23.2 million at December 31, 2004. The Company uses short-term borrowings, primarily short-term Federal Home Loan Bank (FHLB) advances, to fund short-term liquidity needs and manage net interest margin. The decrease in short-term borrowings was related to payoffs of borrowings due to the Bank's excess liquidity.

Deferred income taxes decreased $1.6 million to $10,000 at June 30, 2005, and interest payable and other liabilities, increased $0.3 million to $1.5 million. These changes primarily result from the $1.7 million income tax effect from the first quarter 2005 sale of FHLMC preferred stock.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of June 30, 2005, unused loan commitments and performance letters of credit were $42,272,000 and $3,059,000, respectively.

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

During 2004, the Bank assumed liabilities for brokered deposits as a result of the Merger. At June 30, 2005 and December 31, 2004, brokered deposits were $58.3 million and $35.5 million, respectively. The weighted average cost and maturity of brokered deposits were 3.37% and eight months at June 30, 2005 compared to 2.77% and nine months at December 31, 2004. The Company plans to continue using brokered deposits for the foreseeable future to support expected loan demand in its new market area when pricing for brokered deposits is more favorable than short-term borrowings.

At June 30, 2005 and December 31, 2004, the Bank had total FHLB advances outstanding of approximately $23.0 million and $27.5 million, respectively, with $5.0 million in each period included in long-term debt in the accompanying condensed consolidated balance sheet and the remaining amount included in short-term borrowings. Additionally, the Bank had $12.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $59.1 million.

The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. At June 30, 2005, the Bank may pay up to $4.9 million in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet. Approximately $4.1 million of the debentures are variable rate obligations with interest rates that reprice quarterly, and are tied to the three-month London Interbank Offering Rate (LIBOR) plus 3.15%. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR rate plus 3.15%. The Company also had a $2.5 million unused line of credit with an unaffiliated bank at June 30, 2005.

Stockholders' equity decreased $261,000 from $37.7 million at December 31, 2004 to $37.4 million at June 30, 2005. The significant drivers of the change were net income of $3.6 million, cash dividends declared of $450,000 ($0.24 per share), and a decrease in accumulated other comprehensive income of $3.8 million. The decrease in accumulated other comprehensive income was primarily due to a $3.3 million (net of income tax) reclassification adjustment associated with the sale of the FHLMC preferred stock previously discussed and a $490,000 (net of income tax) decrease related to unrealized losses on securities available for sale arising during the period. The reclassification adjustment is necessitated due to the realized gain on the sale being included in net income for the period.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The following table presents these ratios as of June 30, 2005 and December 31, 2004 for the Consolidated Company and the Bank along with the regulator's minimum ratio to be considered well capitalized.

                                                                                                 To Be Well
                                                          June 30, 2005     December 31, 2004    Capitalized
                                                          -------------     -----------------    -----------
Total risk-based capital to risk-weighted assets
        Consolidated company                                    15.5%             15.6%              10.0%
        Bank                                                    13.7              15.1               10.0
Tier 1 capital to risk-weighted assets
        Consolidated company                                    14.4              13.3                6.0
        Bank                                                    12.6              12.7                6.0
Tier 1 capital to average assets
        Consolidated company                                    11.5               9.6                5.0
        Bank                                                    10.1               9.5                5.0

Item 3.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at June 30, 2005.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders (the "Meeting"), held May 19, 2005, the following matters were submitted for a vote by the security holders:

         Election of the persons named below as directors for the terms set forth next to their names:

                                                                      Votes cast for        Abstentions
                                                                      --------------        -----------
         For a three-year term:        N. William White                 1,574,477              14,738
                                       James W. Dunn                    1,584,617              12,836
                                       Matthew C. Chalfant              1,605,391              12,836

         For a two-year term:          Thomas Les Letton                1,585,264              12,836
                                       Charles M. Moore                 1,604,051              12,836
                                       Jack L. Coleman, Jr.             1,568,087              12,836

         For a one-year term:          Stephen R. Manecke               1,604,149              12,836
                                       Dr. Ronald L. Receveur           1,593,524              14,738
                                       W. Dudley Shryock                1,584,617              12,836

         Ratification of the appointment of BKD, LLP as the Company's independent public accountants for the year ending December 31, 2005.
         There were 1,443,911 votes for and 5,700 votes against and 153,501 abstentions.

Item 6.   Exhibits

(a)      Exhibits

         31.1 Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Executive Officer ("Section 302 Certifications").

         31.2 Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Financial Officer ("Section 302 Certifications").

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


                                        1st INDEPENDENCE FINANCIAL GROUP, INC.


                            By: /s/ N. William White
                                    ------------------
                                    N. William White
                                    President and Chief Executive Officer

Date: July 29, 2005

                                  Exhibit Index

      Exhibit
      Number                            Description

         31.1 Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Executive Officer ("Section 302 Certifications").

         31.2 Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Financial Officer ("Section 302 Certifications").

         32.1           Section 1350 Certifications ("Section 906
                        Certifications").