Form 10QSB
period 2005-09-30
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2005-11-09
CIK 946738

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

                For the quarterly period ended September 30, 2005
                                       or

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

          Issuer's telephone number, including area code: (502)753-0500
                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

         The registrant had 1,946,161 shares of common stock outstanding at October 28, 2005.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2005

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                       Page Number
                                                                    -----------

    Condensed Consolidated Balance Sheets as of September 30, 2005
    (unaudited) and December 31, 2004                                      3

    Condensed Consolidated Statements of Operations for the three
    months and nine months ended September 30, 2005 and 2004 (unaudited)   4

    Condensed Consolidated Statements of Comprehensive Income (Loss)
    for the three months and nine months ended
    September 30, 2005 and 2004 (unaudited)                                5

    Condensed Consolidated Statements of Cash Flows for the nine
    months ended September 30, 2005 and 2004 (unaudited)                   6

    Notes to Condensed Consolidated Financial Statements                   7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11-17

Item 3.  Controls and Procedures                                           17

                           Part II - Other Information

Item 1.  Legal Proceedings                                                 19

Item 6.  Exhibits                                                          19

Signatures                                                                 20

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                     (Unaudited)
                                                                    September 30,         December 31,
                                                                         2005                 2004
                                                                   -------------         -------------
Assets
Cash and and due from banks                                              $ 3,603               $ 4,131
Interest-bearing demand deposits                                           5,129                 4,749
Federal funds sold                                                         6,240                 1,066
                                                                   -------------         -------------
        Cash and cash equivalents                                         14,972                 9,946
Inerest-bearing deposits                                                     100                   100
Available-for-sale securities at fair value                               17,109                26,723
Held-to-maturity securities, fair value of $2,010 and
    $2,165 at September 30, 2005 and December 31, 2004, respectively       1,977                 2,150
Loans held for sale                                                        2,080                 2,344
Loans, net of allowance for loan losses of $2,817 and
     $2,549 at September 30, 2005 and December 31, 2004, respectively    265,797               233,648
Premises and equipment, net                                                7,925                 5,385
Federal Home Loan Bank (FHLB) stock                                        2,659                 2,588
Bank owned life insurance                                                  3,187                 3,047
Goodwill                                                                  11,142                11,142
Interest receivable and other assets                                       2,586                 1,972
Assets of subsidiary held for disposal                                         -                38,146
                                                                   -------------         -------------
        Total assets                                                   $ 329,534             $ 337,191
                                                                   =============         =============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                           $ 15,240              $ 16,474
       Savings, NOW and money market                                      61,685                45,866
       Time                                                              181,761               160,968
                                                                   -------------         -------------
        Total depositsdeposits                                           258,686               223,308
Short-term borrowings                                                     18,440                23,233
Long-term debt                                                            13,279                14,247
Deferred income taxes                                                         17                 1,625
Interest payable and other liabilities                                     1,095                 1,161
Liabilities of subsidiary held for disposal                                    -                34,129
                                                                   -------------         -------------
        Total liabilitiesal liabilities                                  291,517               297,703
                                                                   -------------         -------------
Commitments and contingencies                                                  -                     -
Minority interest                                                              8                 1,782
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                              -                     -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,945,161 shares and 1,916,368 shares outstanding at
     September 30, 2005 and December 31, 2004, respectively                  292                   289
Additional paid-in capital                                                39,154                38,588
Retained earnings                                                         13,575                10,122
Unearned ESOP compensation                                                  (412)                 (490)
Unearned compensation on restricted stock                                    (25)                    -
Accumulated other comprehensive income                                         -                 3,772
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at September 30, 2005 and
     December 31, 2004, respectively                                     (14,575)              (14,575)
                                                                   -------------         -------------
        Total stockholders' equity                                        38,009                37,706
                                                                   -------------         -------------
        Total liabilities and stockholders' equity                     $ 329,534             $ 337,191
                                                                   =============         =============

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands except per share data)

                                                                         (Unaudited)                      (Unaudited)
                                                               Three months ended September 30   Nine months ended September 30,
                                                                   --------------------------         -------------------------
                                                                      2005            2004               2005           2004
                                                                   ---------     -----------         ----------     ----------
Interest and dividend income
       Interest and fees on loans                                    $ 4,459         $ 2,996           $ 12,256        $ 5,702
       Securities
           Taxable                                                       166             217                537            657
           Tax exempt                                                     28              27                 80             66
       Federal funds sold                                                 36              51                179             51
       Dividends                                                          36              28                103            112
       Deposits with financial institutions                               41               8                 94             18
                                                                   ---------     -----------         ----------     ----------
                   Total interest and dividend income                  4,766           3,327             13,249          6,606
                                                                   ---------     -----------         ----------     ----------
Interest expense
       Deposits                                                        1,740           1,124              4,770          2,391
       FHLB advances                                                     212              60                509            104
       Other                                                             156             123                451            292
                                                                   ---------     -----------         ----------     ----------
                   Total interest expense                              2,108           1,307              5,730          2,787
                                                                   ---------     -----------         ----------     ----------
Net interest income                                                    2,658           2,020              7,519          3,819
Provision for loan losses                                                 60           1,177                262          1,203
                                                                   ---------     -----------         ----------     ----------
Net interest income after provision for loan losses                    2,598             843              7,257          2,616
                                                                   ---------     -----------         ----------     ----------
Non-interest income
       Service charges                                                   114              61                274            113
       Earnings of equity method investee                                  -               -                  -              5
       Gain on loan sales                                                274             315                811            315
       Gain (loss) on sale of premises and equipment                    (144)              1               (162)           (89)
       Increase in cash surrender value of life insurance                 47              45                140            131
       Net realized gains (losses) on sales of
         available-for-sale securities                                  (129)             (4)             4,883             (4)
       Other                                                             129              98                476            108
                                                                   ---------     -----------         ----------     ----------
                   Total non-interest income                             291             516              6,422            579
                                                                   ---------     -----------         ----------     ----------
Non-interest expense
       Salaries and employee benefits                                  1,151             944              3,873          1,980
       Net occupancy expense                                             325             424              1,026            567
       Data processing fees                                              169             148                453            249
       Professional fees                                                 158             129                638            251
       Marketing expense                                                  77              24                135             44
       Data processing termination charges                                 -               -                  -            797
       Other                                                             368             923              1,418          1,414
                                                                  ----------     -----------         ----------     ----------
                   Total non-interest expense                          2,248           2,592              7,543          5,302
                                                                  ----------     -----------         ----------     ----------
Income (loss) from continuing operations before income
    taxes and minority interest                                          641          (1,233)             6,136         (2,107)
Income tax expense (benefit) from continuing operations                  177            (482)             2,079           (839)
                                                                  ----------     -----------         ----------     ----------
Income (loss) from continuing operations before minority
    interest and discontinued operations                                 464            (751)             4,057         (1,268)
Income (loss) from subsidiary held for disposal                            -              (6)                 6             (1)
Income tax expense (benefit) from subsidiary held for disposal             -              (1)                 2             13
                                                                  ----------     -----------         ----------     ----------
Income (loss) before minority interest                                   464            (756)             4,061         (1,282)
Minority interest in (income) loss of consolidated subsidiary and
    subsidiary held for disposal                                          (2)              2                 (7)             6
                                                                  ----------     -----------         ----------     ----------
Net income (loss)                                                      $ 462          $ (754)           $ 4,054       $ (1,276)
                                                                  ==========     ===========         ==========     ==========

Income (loss) per share from continuing operations
       Basic                                                           $0.24          ($0.42)             $2.15         ($0.93)
       Diluted                                                         $0.24          ($0.42)             $2.11         ($0.93)
Income (loss) per share from subsidiary held for disposal
       Basic                                                           $0.00           $0.00              $0.00         ($0.01)
       Diluted                                                         $0.00           $0.00              $0.00         ($0.01)
Net income per share
       Basic                                                           $0.24          ($0.43)             $2.15         ($0.93)
       Diluted                                                         $0.24          ($0.43)             $2.11         ($0.93)

Weighted average shares outstanding
       Basic                                                           1,897           1,771              1,883          1,371
       Diluted                                                         1,939           1,771              1,925          1,371

Cash dividends declared per share                                      $0.08           $0.00              $0.32          $0.30

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                             (Unaudited)                   (Unaudited)
                                                                Three months ended September 30   Nine months ended September 30,
                                                                  ---------------------------       --------------------------
                                                                     2005            2004                2005           2004
                                                                  ---------        --------           ---------     ----------
Net income (loss)                                                    $ 462           $ (754)           $ 4,054       $ (1,276)
Other comprehensive income, net of tax
     Change in unrealized gains and losses on
       available-for-sale securities                                   (59)             524               (549)           465
     Less reclassification adjustment for realized
       gains (losses) included in net income                           (85)              (3)             3,223             (3)
                                                                 ---------         --------           --------       --------
             Other comprehensive income (loss)                          26              527             (3,772)           468
                                                                 ---------         --------           --------       --------
Comprehensive income (loss)                                          $ 488           $ (227)             $ 282         $ (808)
                                                                 =========         ========           ========       ========

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    (Unaudited)
                                                                          Nine months ended September 30,
                                                                          ------------------------------
                                                                             2005               2004
                                                                          ------------       -----------
Cash flows from operating activities:
   Net income (loss)                                                         $ 4,054          $ (1,276)
   Adjustments to reconcile net income (loss) to net cash (used in)
   operations:
        Depreciation                                                             452               610
        Goodwill impairment                                                        -               356
        Provision for loan losses                                                262             1,203
        Gain on loan sales                                                      (811)             (315)
        Origination of loans held for sale                                   (47,716)          (16,263)
        Proceeds from loans held for sale                                     48,791            15,750
        ESOP compensation                                                        151                63
        Amortization of unearned compensation on restricted stock                  3                 -
        Amortization of premiums and discounts on securities                     100               164
        Deferred income taxes                                                    336              (766)
        FHLB stock dividend                                                      (70)              (58)
        Increase in equity investment of subsidiary                                -                14
        Amortization of loan fees                                               (237)             (128)
        Amortization of intangibles, net                                         272               107
        Net realized (gains) losses on available-for-sale securities          (4,883)                4
        Loss on sale of premises and equipment                                   162                89
        Minority interest in income (loss) of consolidated subsidiary and
            subsidiary held for disposal                                           7                (6)
        Increase in cash value of life insurance                                (140)             (131)
        (Income) loss from subsidiary held for disposal                           (4)               14
    Changes in:
             (Increase) in interest receivable and other assets                 (682)             (332)
             (Decrease) increase in interest payable and other liabilities       (65)              418
                                                                        ------------       -----------
                 Net cash (used in) operating activities                         (18)             (483)
                                                                        ------------       -----------
Cash flows from investing activities:
   Purchases of available-for-sale securities                                 (6,321)             (946)
   Proceeds from maturities of available-for-sale securities                   3,731             8,323
   Proceeds from sales of available-for-sale securities                       11,267             1,239
   Proceeds from maturities of held-to-maturity securities                       165             2,555
   Net (increase) in loans                                                   (32,349)           (7,055)
   Purchases of premises and equipment                                        (3,178)           (1,822)
   Proceeds from sales of premises and equipment                                  24                 -
   Proceeds from sale of subsidiary                                            2,300                 -
   Net cash acquired in business acquisition                                       -             8,462
                                                                        ------------       -----------
        Net cash (used in) provided by investing activities                  (24,361)           10,756
                                                                        ------------       -----------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                        35,332            (9,279)
   Net (decrease) increase in short-term borrowings                           (4,793)            7,120
   Proceeds from long-term debt                                                    -               155
   Repayment of long-term debt                                                (1,000)           (1,400)
   Purchase of treasury stock                                                      -              (193)
   Proceeds from exercise of stock options                                       415                83
   Proceeds from ESOP plan contributions                                          52                 -
   Cash dividends paid                                                          (601)             (517)
                                                                        ------------       -----------
        Net cash provided by (used in) financing activities                   29,405            (4,031)
                                                                        ------------       -----------
Net increase in cash and cash equivalents                                      5,026             6,242
Cash and cash equivalents at beginning of period                               9,946             5,822
                                                                        ------------       -----------
Cash and cash equivalents at end of period                                  $ 14,972          $ 12,064
                                                                        ============       ===========
Supplemental cash flow information:
    Interest paid                                                            $ 5,547           $ 2,609
    Income taxes paid                                                          1,680                82
    Net (decrease) increase in cash and cash equivalents of discontinued
      operations                                                              (1,795)              468
Supplemental non-cash activity:
    Real estate acquired in settlement of loans                                   33                 -

            See notes to condensed consolidated financial statements.

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2. Stock-Based Compensation
At September 30, 2005, the Company had two stock-based compensation plans. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted net income per share had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123 (in thousands except per share data):
                                                            Three months ended
                                                               September 30,
                                                             2005         2004
                                                             ----         ----
Net income (loss) as reported                                $462        ($754)
Less total stock-based employee compensation expense
(including forfeitures of $20 and $0) determined under fair
value method for all awards, net of related tax effects       (14)           -
                                                             ----         ----
Pro forma net income (loss)                                  $476        ($754)
                                                             ====         ====

Basic net income (loss) per share
    As reported                                             $0.24       ($0.43)
    Pro forma                                                0.25        (0.43)
Diluted net income (loss) per share
    As reported                                             $0.24       ($0.43)
    Pro forma                                                0.25        (0.43)

                                                             Nine months ended
                                                               September 30,
                                                             2005         2004
                                                             ----         ----
Net income (loss) as reported                              $4,054      ($1,276)
Less total stock-based employee compensation expense
(including forfeitures of $65 and $0) determined under fair
value method for all awards, net of related tax effects       (52)           2
                                                           ------        -----
Pro forma net income (loss)                                $4,106      ($1,278)
                                                           ======       ======

Basic net income (loss) per share
    As reported                                             $2.15       ($0.93)
    Pro forma                                                2.18        (0.93)
Diluted net income (loss) per share
    As reported                                             $2.11       ($0.93)
    Pro forma                                                2.14        (0.93)

3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows (in thousands):

                                                 2005           2004
                                                 ----           ----
Beginning balance                               $2,549         $ 391
Addition resulting from acquisition                  -         1,046
Provision for loan losses                          262         1,203
Loans charged off                                   (6)          (84)
Recoveries                                          12             4
                                                ------        ------
       Ending balance                           $2,817        $2,560
                                                ======        ======

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                          Three months ended
                                                                                             September 30,
                                                                                           2005         2004
                                                                                           ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) from continuing operations                                              $464        ($751)
                                                                                           ====        =====
     Income (loss) from discontinued operations                                            $  -        $  (5)
                                                                                           ====        =====
     Net income (loss)                                                                     $462        ($754)
                                                                                           ====        =====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                  1,897        1,771
                                                                                          =====        =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                  1,897        1,771
     Plus: dilutive effect of stock options                                                  42            -
                                                                                          -----        -----
           Adjusted weighted average shares                                               1,939        1,771
                                                                                          =====        =====

Basic net income (loss) per share data:
     Income (loss) from continuing operations                                             $0.24       ($0.42)
                                                                                          =====       ======
     Income from discontinued operations                                                  $   -       $    -
                                                                                          =====       ======
     Net income (loss)                                                                    $0.24       ($0.43)
                                                                                          =====       ======

Diluted net income (loss) per share data:
     Income (loss) from continuing operations                                             $0.24       ($0.42)
                                                                                          =====       ======
     Income from discontinued operations                                                  $   -       $    -
                                                                                          =====       ======
     Net income (loss)                                                                    $0.24       ($0.43)
                                                                                          =====       ======

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                           2005         2004
                                                                                           ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) from continuing operations                                            $4,057      ($1,268)
                                                                                         ======       ======
     Income (loss) from discontinued operations                                          $    4       $  (14)
                                                                                         ======       ======
     Net income (loss)                                                                   $4,054      ($1,276)
                                                                                         ======       ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                  1,883        1,371
                                                                                          =====        =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                  1,883        1,371
     Plus: dilutive effect of stock options                                                  42            -
                                                                                          -----        -----
           Adjusted weighted average shares                                               1,925        1,371
                                                                                          =====        =====

Basic net income (loss) per share data:
     Income (loss)from continuing operations                                              $2.15       ($0.93)
                                                                                          =====       ======
     Income (loss) from discontinued operations                                           $   -       ($0.01)
                                                                                          =====       ======
     Net income (loss)                                                                    $2.15       ($0.93)
                                                                                          =====       ======

Diluted net income (loss) per share data:
     Income (loss) from continuing operations                                             $2.11       ($0.93)
                                                                                          =====       ======
     Income (loss) from discontinued operations                                           $   -       ($0.01)
                                                                                          =====       ======
     Net income (loss)                                                                    $2.11       ($0.93)
                                                                                          =====       ======

Options to purchase 255,300 and 200,000 common shares, which equate to 49,726 and 48,022 incremental common equivalent shares, respectively, for the three months and nine months ended September 30, 2004 were excluded from the diluted calculations above as their effect would have been antidilutive.

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

6.  Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement requires expensing of stock options and other share-based payments over the related vesting period beginning in 2005, and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. The Statement required that public entities (other than those filing as small business issuers) apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005 the Securities and Exchange Commission issued a rule that revises the required date of adoption under SFAS 123R. The new rule allows for public entities to adopt the provisions of SFAS 123R at the beginning of the first fiscal year beginning after June 15, 2005. Public entities that file as small business issuers will continue to be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The Company, which will adopt the Statement in the first quarter of 2006 as required, is currently evaluating the effect of the adoption of this Statement, but does not expect adoption to have a material impact relating to outstanding stock options since a majority of the awards under the existing stock-based compensation plans will be fully vested prior to the effective date of the revised rules.

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

The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At September 30, 2005, the Company had total assets, deposits and stockholders' equity of $329.5 million, $258.7 million, and $38.0 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

As a result of completing the acquisition of Independence, the Company gained access to customers in the Louisville, Kentucky metro area. Accordingly, the Company has experienced a significantly different mix of loan growth since the completion of the acquisition. The Company historically provided primarily residential real estate loan products in its markets in central Kentucky.

The Company is a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss provision for this litigation as, after discussion with legal counsel, management believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.

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

The Bank also purchased property and a building, located in Louisville, Kentucky, that was previously used as an operations center and retail branch of Ascencia Bank, an affiliate of Porter Bancorp. The purchase price of the building and property was equal to $2.3 million. The Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building in April 2005. The Bank also received regulatory approval during the second quarter of 2005 to establish a full service branch at this location. The Bank anticipates opening the branch during the fourth quarter of 2005.

Application of Critical Accounting Policies
The discussion and analysis of the Company's financial condition and results of operation is based upon the Company's condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to other than temporary impairment of securities, the allowance for loan losses and the valuation of goodwill. See the caption entitled "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Form 10-KSB for the year ended December 31, 2004 for additional information.

Overview
Net income for the quarter ended September 30, 2005 was $462,000 or $0.24 per diluted share compared to a loss of ($754,000) or ($0.43) per diluted share for the comparable period in 2004. Net income for the nine months ended September 30, 2005 was $4,054,000 or $2.11 per diluted share compared to a loss of ($1,276,000) or ($0.93) per diluted share for the nine months ended September 30, 2004. The increases in net income and net income per diluted share for the nine month period were primarily due to after tax securities gains of $3,308,000 taken in the first quarter of 2005 and the significance of the Merger to the Company's operations including an after tax charge of approximately $526,000 recorded in the second quarter of 2004 in connection with the termination of a data processing contract. Other factors which contributed to the increase were a decrease of $621,000, after taxes, in the provision for loan losses taken in the nine months ended September 30, 2005 compared to the same period in 2004, an after tax charge of $158,000 relating to the Bank's termination of its pension plan in the third quarter of 2004, a $356,000 goodwill writeoff recorded in the third quarter of 2004 in regards to the Citizens disposal and certain merger-related expenses also taken in the third quarter of 2004. Partially offsetting these factors was an after tax charge of $235,000 recorded in the first quarter 2005 for severance expenses related to the retirement of the Company's former Chairman and CEO. The increases in net income and net income per diluted share for the quarter were primarily due to the decrease of $737,000 after taxes in the provision for loan losses and to a lesser extent the effects of the Merger which was effective for 90% of the third quarter of 2004 as opposed to 100% in the third quarter of 2005. Other factors which contributed to the increase which were previously mentioned above were the after tax charge of $158,000 relating to the Bank's termination of its pension plan in the third quarter of 2004, a $356,000 goodwill writeoff recorded in the third quarter of 2004 in regards to the Citizens disposal and certain merger-related expenses also taken in the third quarter of 2004. Partially offsetting these factors was an after tax loss of $95,000 on the disposal of fixed assets recorded in the third quarter of 2005 and an increase in the net realized losses on sales of available-for-sale securities in the third quarter of 2005 compared to the third quarter of 2004.

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

Net interest income was $2.7 million and $7.5 million, respectively, for the three months and nine months ended September 30, 2005, an increase of $0.7 million or 32% and $3.7 million or 97%, respectively, from $2.0 million and $3.8 million, respectively, for the comparable periods of 2004. On an annualized basis, the net interest spread and net interest margin were 3.21% and 3.51%, respectively, for the current quarter, compared to 3.25% and 3.49% for the same period of 2004. For the nine months ended September 30, 2005 the net interest spread and net interest margin were 3.16% and 3.45%, respectively, compared to 3.00% and 3.22% for the nine months ended September 30, 2004. The increases in the net interest margin were primarily due to an increase in the volume of net interest bearing assets, primarily resulting from the Merger for the nine-month period and due to loan growth in the three-month period. Changes in volume resulted in an increase in net interest income of $0.8 million and $3.8 million for the third quarter and first nine months of 2005 compared to the same periods in 2004, and changes in interest rates and the mix resulted in a decrease in net interest income of $0.1 million for both the three months ended September 30, 2005 and nine months ended September 30, 2005 versus the comparable periods in 2004.

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

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of September 30, 2005, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest margin would increase by 2.6% and decrease by 4.6%, respectively.

Provision for Loan Losses
The provision for loan losses was $60,000 and $262,000 for the three months and nine months ended September 30, 2005, compared to $1,177,000 and $1,203,000 for the same periods in 2004. Nonperforming loans were $1.2 million at both September 30, 2005 and December 31, 2004, or 0.46% and 0.52%, respectively, of total loans. The allowance for loan losses was $2.8 million and $2.5 million at September 30, 2005 and December 31, 2004, or 1.05% and 1.08%, respectively, of total loans. The higher amounts of provision for loan losses in the 2004 periods compared to 2005 were primarily attributable to the changes in the loan mix as a result of the Merger, as described below.

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

Prior to the acquisition of Independence, the Company operated as a thrift and provided primarily residential real estate loan products in its markets in central Kentucky. As a result of the Merger and the Bank's conversion to a state-chartered commercial bank, management made the decision to no longer originate long-term residential real estate loans for its loan portfolio. The Company's loan growth since the Merger has primarily consisted of shorter-term construction loans, commercial real estate loans, other commercial loans and other loan types traditional to the banking industry. The Company therefore has different risk characteristics including but not limited to higher individual loan amounts and increased exposure to economic conditions.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management's estimate of credit losses and the related allowance.

Non-interest Income
Non-interest income was $0.3 million for the three months ended September 30, 2005, compared to $0.5 million for the same period in 2004 and $6.4 million for the nine months ended September 30, 2005, compared to $0.6 million for the nine months ended September 30, 2004. Significant increases in non-interest income for the nine-month period resulted from a $5.0 million gain on sale of Federal Home Loan Mortgage Corporation (FHLMC) preferred stock recorded in the first quarter of 2005 and effecting the nine-month period were gains on loan sales. The gains on loan sales represents a new source of non-interest income to the Company, as the Company did not previously engage in significant secondary market sales prior to the Merger. The three-month decrease was primarily due to the $144,000 loss relating to sales of premises and equipment recorded in the third quarter of 2005 compared to a gain of $1,000 in the comparable period in 2004 and net realized losses on sales of available-for-sale securities of $129,000 compared to losses of $4,000 in the third quarter of 2004. Service charge income was $114,000 for the three months ended September 30, 2005, compared to $61,000 for the comparable period in 2004 and $274,000 for the first nine months of 2005, compared to $113,000 for the nine months ended September 30, 2004. The nine month increases were primarily attributable to the Merger. Traditionally, the Company did not have significant service charge income since the vast majority of their deposit accounts were consumer accounts. The Company continues to evaluate its deposit product offerings with the intention of expanding its offerings to the consumer and business depositor. During March 2005, the Bank began offering products which include overdraft privileges on certain individual deposit products and cash management services for business depositors. Both of these products are fee-based and should result in further increases in service charge income. The Bank also introduced a new deposit product known as "ATM Advantage" during September 2005. This new product offers unlimited use of competitor's ATM networks with reimbursement of all foreign and surcharge fees. The product does not pay interest but requires a minimum balance to avoid a monthly service charge. This product could reduce service charge income but the effect would be offset by more non-interest bearing deposits which should contribute to additional net interest income. Contributing to the three-month and nine-month increases in other non-interest income were the effects of the Merger and approximately $70,000 and $201,000 of title insurance revenue for the three months and nine months ended September 30, 2005, respectively, from the Company's title insurance company which began operations in November 2004.

Non-interest Expense
Non-interest expense was $2.2 million for the quarter ended September 30, 2005 compared to $2.6 million the same period in 2004 and $7.5 million for the nine months ended September 30, 2005 compared to $5.3 million for the nine months ended September 30, 2004. All categories of non-interest expense for the nine-month period ended September 30, 2005 increased significantly over the comparable period in 2004 as a result of the Merger which was effective on July 9, 2004 except for other non-interest expense which was flat due to several items recorded in the third quarter of 2004 that did not recur in 2005. In addition, contributing to the nine-month increase in salaries and employee benefits was $356,000 which the Company accrued during the first quarter of 2005 for the severance expense relating to the retirement of the Company's former Chairman and CEO. Factors limiting the nine-month increase were $797,000 of charges recorded in the second quarter of 2004 in connection with the termination of a data processing contract, $239,000 relating to the Bank's termination of its pension plan in the third quarter of 2004, and items effecting other non-interest expense were a $356,000 goodwill writeoff recorded in the third quarter of 2004 in regards to the Citizens disposal and certain merger-related expenses also taken in the third quarter of 2004. The three month period ended September 30, 2005 was more comparable to the same quarter in 2004 as the Merger was effective for approximately 90% of the third quarter of 2004. However, certain items which were recorded in the third quarter of 2004 and did not recur in the third quarter of 2005 contributed to the decrease in the third quarter of 2005 compared to the third quarter 2004. Among these were previously mentioned items of $239,000 relating to the Bank's termination of its pension plan in the third quarter of 2004, and effecting other non-interest expense were a $356,000 goodwill writeoff recorded in the third quarter of 2004 in regards to the Citizens disposal and certain other merger-related expenses also taken in the third quarter of 2004.

Income Tax Expense (Benefit)
The effective income tax rate on income (loss) from continuing operations was 27.6% for the three months ended September 30, 2005 compared to (39.0%) for the same period in 2004 and 33.9% for the nine months ended September 30, 2005 compared to (39.8%) for the first half of 2004.

Financial Condition
The Company's total assets were $329.5 million at September 30, 2005 compared to $337.2 million at December 31, 2004, a decrease $7.7 million or 2.3%. The decrease in total assets was primarily due to the sale of Citizens, which accounted for $38.1 million of the decrease, and a decrease of $9.6 million in available-for-sale securities, offset by a $32.2 million increase in net loans, a $5.0 million increase in cash and cash equivalents and a $2.5 million increase in premises and equipment. The increase in premises and equipment resulted from the purchase of property and a building which is being used for the Company's finance and accounting, loan and deposit operations, and mortgage banking operations, and the purchase of a branch that was previously leased.

Securities available for sale decreased $9.6 million during the nine months ended September 30, 2005. The decrease was primarily due to the sale of FHLMC preferred stock for $5.1 million during the first quarter of 2005 and proceeds from maturities of securities amounting to $3.7 million. The Company owned the FHLMC preferred stock for a number of years, and its cost basis was $75,000. Given the significant amount of unrealized appreciation on the FHLMC preferred stock, management determined that it was appropriate to sell the FHLMC preferred stock. The aggregate proceeds on the sale were $5.1 million; therefore a gain of $5.0 million was realized. Other changes in securities available for sale included an $833,000 decrease in unrealized gains on the available for sale portfolio.

Net loans were $265.8 million at September 30, 2005, compared to $233.6 million at December 31, 2004, an increase of $32.2 million or 13.8%. The significant increases in loans were in the real estate construction and real estate commercial loan portfolios, which increased $14.7 million or 44% and $11.8 million or 33%, respectively. The increases were primarily a result of lending activity in the Louisville, Kentucky metro market. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from approximately 53% to 47% of total loans and consumer other which decreased from 2% to 1% of total loans. The decrease in residential real estate loans as a percentage of total loans is primarily due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.

Deposits increased $35.4 million or 15.8% to $258.7 million at September 30, 2005 compared to December 31, 2004. This increase was largely attributable to a $15.8 million increase in savings, NOW and money market deposits and a $20.8 million increase in time deposits. Demand deposits decreased $1.2 million. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign during the first nine months of 2005 focusing on existing products and print advertisements only. As previously mentioned, during September 2005 the Company introduced a new deposit product known as "ATM Advantage" as part of its efforts to continue to grow core deposits. This new product offers unlimited use of competitor's ATM networks with reimbursement of all foreign and surcharge fees. The product does not pay interest but requires a minimum balance to avoid a monthly service charge. The product was introduced using television advertisements and billboards in addition to print advertisements.

Short-term borrowings decreased $4.8 million or 20.6% to $18.4 million at September 30, 2005, compared to $23.2 million at December 31, 2004. The Company uses short-term borrowings, primarily short-term Federal Home Loan Bank (FHLB) advances, to fund short-term liquidity needs and manage net interest margin. The decrease in short-term borrowings was related to payoffs of borrowings due to the Bank's excess liquidity.

Deferred income taxes decreased $1.6 million to $17,000 at September 30, 2005, and interest payable and other liabilities, decreased $0.1 million to $1.1 million. These changes primarily result from the $1.7 million income tax effect from the first quarter 2005 sale of FHLMC preferred stock.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of September 30, 2005, unused loan commitments and performance letters of credit were $53,218,000 and $2,079,000, respectively.

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

During 2004, the Bank assumed liabilities for brokered deposits as a result of the Merger. At September 30, 2005 and December 31, 2004, brokered deposits were $69.0 million and $35.5 million, respectively. The weighted average cost and maturity of brokered deposits were 3.66% and six months at September 30, 2005 compared to 2.77% and nine months at December 31, 2004. The Company plans to continue using brokered deposits for the foreseeable future to support expected loan demand in its new market area when pricing for brokered deposits is more favorable than short-term borrowings.

At September 30, 2005 and December 31, 2004, the Bank had total FHLB advances outstanding of approximately $22.0 million and $27.5 million, respectively, with $4.0 million and $5.0 million at September 30, 2005 and December 31, 2004, respectively, included in long-term debt in the accompanying condensed consolidated balance sheet and the remaining amount included in short-term borrowings. Additionally, the Bank had $22.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $60.3 million.

The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. At September 30, 2005, the Bank may pay up to $5.6 million in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet. Approximately $4.1 million of the debentures are variable rate obligations with interest rates that reprice quarterly, and are tied to the three-month London Interbank Offering Rate (LIBOR) plus 3.15%. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR rate plus 3.15%. The Company also had a $2.5 million unused line of credit with an unaffiliated bank at September 30, 2005.

Stockholders' equity increased $0.3 million from $37.7 million at December 31, 2004 to $38.0 million at September 30, 2005. The significant drivers of the change were net income of $4.1 million, cash dividends declared of $0.6 million ($0.32 per share), an increase of $0.6 million relating to stock option and ESOP plan transactions and a decrease in accumulated other comprehensive income of $3.8 million. The decrease in accumulated other comprehensive income was primarily due to a $3.3 million (net of income tax) reclassification adjustment associated with the sale of the FHLMC preferred stock previously discussed and a $0.5 million (net of income tax) decrease related to unrealized losses on securities available for sale arising during the period. The reclassification adjustment is necessitated due to the realized gain on the sale being included in net income for the period.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The following table presents these ratios as of September 30, 2005 and December 31, 2004 for the Consolidated Company and the Bank along with the regulator's minimum ratio to be considered well capitalized.

                                                                                                 To Be Well
                                                     September 30, 2005     December 31, 2004    Capitalized
                                                     ------------------     -----------------    -----------
Total risk-based capital to risk-weighted assets
        Consolidated company                                15.1%                 15.6%              10.0%
        Bank                                                13.4                  15.1               10.0
Tier 1 capital to risk-weighted assets
        Consolidated company                                14.0                  13.3                6.0
        Bank                                                12.3                  12.7                6.0
Tier 1 capital to average assets
        Consolidated company                                11.3                   9.6                5.0
        Bank                                                10.0                   9.5                5.0

Item 3.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at September 30, 2005.

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

Item 6.   Exhibits

(a)      Exhibits


         31.1 Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer ("Section 302 Certifications").

         31.2 Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer ("Section 302 Certifications").

         32.1           Section 1350 Certifications ("Section 906
                        Certifications").

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   1st INDEPENDENCE FINANCIAL GROUP, INC.


                              By: /s/ N. William White
                                      ----------------
                                      N. William White
                                      President and Chief Executive Officer


Date: November 4, 2005

                                  Exhibit Index


         Exhibit
         Number                          Description

         31.1 Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer ("Section 302 Certifications").

         31.2 Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer ("Section 302 Certifications").

         32.1           Section 1350 Certifications ("Section 906
                        Certifications").