Form 10KSB
period 2005-12-31
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2006-03-29
CIK 946738

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       or

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number: 0-26570

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 (Name of small business issuer in its charter)

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

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.10 per share
                                (Title of Class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         Registrant's revenues for the year ended December 31, 2005 were $25.4 million.

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock as quoted on the NASDAQ National Market on March 15, 2006, was approximately $31.2 million.

         The number of shares outstanding of the registrant's common stock as of March 15, 2006 was 1,962,158.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The information required by Part III of this Report on Form 10-KSB, to the extent not set forth herein, is incorporated herein by reference to the registrant's definitive proxy statement to be filed in connection with the annual meeting of stockholders to be held May 18, 2006.

         Transitional Small Business Disclosure Format (Check one): Yes |_| No
|X|
================================================================================

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 2005

                                      INDEX

                                      PART I                           Page

Item 1.   Description of Business.....................................   3
Item 2.   Description of Property.....................................  15
Item 3.   Legal Proceedings...........................................  15
Item 4.   Submission of Matters to a Vote of Security Holders.........  16

                                      PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....  17
Item 6.   Management's Discussion and Analysis or Plan of Operation...  18
Item 7.   Financial Statements........................................  26
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..................................  54
Item 8A.  Controls and Procedures.....................................  54
Item 8B.  Other Information...........................................  54

                                      PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.........  54
Item 10.  Executive Compensation......................................  54
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................  54
Item 12   Certain Relationships and Related Transactions..............  54
Item 13.  Exhibits....................................................  55
Item 14   Principal Accountant Fees and Services......................  56
Signatures          ..................................................  57

             FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK FACTORS

         This filing, like many written and oral communications presented by the Registrant (as defined herein) and its authorized officials, may contain certain forward-looking statements regarding the Registrant's prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.
         Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Registrant, are generally identified by use of the words "plan," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Registrant's ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.
         The factors that could have a material adverse effect on the operations of the Registrant include, but are not limited to: changes in general economic conditions; interest rates, deposit flows, loan demand, real estate values, competition and demand for financial services and loan, deposit, and investment products in the Registrant's local markets; changes in the quality of composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Registrant's operations, pricing, and services.
         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Registrant undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

                                     PART I

Item 1.  Description of Business.

General
         1st Independence Financial Group, Inc. (the "Company") was organized as a Delaware corporation in June 1995, and was formerly known as Harrodsburg First Financial Bancorp, Inc. On July 9, 2004, the Company changed its name to 1st Independence Financial Group, Inc. and acquired the remaining 77.5% interest of Independence Bancorp, New Albany, Indiana ("Independence") in a purchase transaction calling for the exchange of one share of its common stock for each share of Independence common stock held by Independence shareholders (the "Merger"). The Company had initially acquired 22.5% of Independence on December 31, 2002. Upon completion of the Merger, the Company issued approximately 696,000 shares to the Independence shareholders and exchanged approximately 60,000 stock options held by directors, executive officers, and employees of Independence. Additionally, as previously disclosed, the Company changed is fiscal year-end from September 30 to December 31.
         In connection with the Merger, the Company's wholly owned subsidiary, First Financial Bank, and Independence's wholly owned subsidiary, 1st Independence Bank, merged their operations (the "Bank Merger"). The Bank Merger occurred at the same time as the Merger and the resulting institution became a Kentucky state-chartered bank known as 1st Independence Bank, Inc. (the "Bank").
         The Bank currently serves its customers through a network of eight branch offices located in Harrodsburg, Lawrenceburg and Louisville (Stony Brook main office branch and St. Matthews branch office), Kentucky and New Albany, Jeffersonville, Marengo and Clarksville, Indiana. The Bank also operates a mortgage division, 1st Independence Mortgage, which originates one-to-four family residential mortgage loans. 1st Independence Mortgage operates throughout the Bank's branch network. The Bank also offers limited trust services. On November 1, 2004, the Bank formed a title insurance company, Foundation Title Company, LLC, located in Jeffersonville, Indiana. The Company decided to exit the title insurance business at the end of November 2005 and sold the title insurance company at its carrying value.
         The Company provides commercial and retail banking services, with an emphasis on commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At December 31, 2005, the Company had total assets, deposits and equity of $336.2 million, $264.3 million, and $38.3 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank and its subsidiaries.
         In January 2005, the Company completed the sale of its entire interest in its majority owned subsidiary, Citizens Financial Bank, Inc., Glasgow, Kentucky ("Citizens) to Porter Bancorp, Inc., Shepherdsville, Kentucky ("Porter Bancorp") for $2.3 million. The sale of Citizens reflected the Company's revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", at September 30, 2004 the Company reclassified its investment in Citizens as an available-for-sale asset and recognized an after tax loss of approximately $239,000. In a related transaction the Company's subsidiary bank, 1st Independence Bank, Inc., purchased in January 2005 a commercial building located in Louisville, Kentucky, for $2.3 million from Ascencia Bank, Inc., an affiliate of Porter Bancorp, Inc. The Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building in April 2005. The Bank also received regulatory approval during the second quarter of 2005 to establish a full service branch at this location which it opened in November 2005. See note 4 to the Company's consolidated financial statements, presented herein, for additional information. Additionally, the financial tables also presented herein, have been revised to reflect the discontinued operations of Citizens prior to the sale.

Market Area and Competition
         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area of Anderson, Jefferson, and Mercer Counties in Kentucky and Floyd, Clark and Crawford Counties in Indiana. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.
         Analysis of Loan Portfolio. The following table (in thousands except percentages) sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated. Loan balances related to the discontinued operations of Citizens have been eliminated.

                                                  December 31,                                       September 30,
                       ---------------------------------------------------------------  ----------------------------------------
                                2005                2004                2003                    2002                 2001
                       --------------------  --------------------  -------------------  -------------------  -------------------
                                Percent of            Percent of           Percent of           Percent of           Percent of
                        Amount  Total loans  Amount   Total loans  Amount  Total loans  Amount  Total loans  Amount  Total loans
                       -------- ----------- --------  ----------- -------- ----------- -------- ----------- -------- ------------
Real estate:
    Commercial         $ 46,731      17%    $ 35,746       15%     $13,128      16%     $13,005      14%    $ 11,950      12%
    Residential         128,949      48      125,433       53       61,495      73       70,899      76       81,249      79
    Construction         51,877      19       33,600       14        2,977       3        3,749       4        4,420       4
Commercial               23,757       9       21,040        9        3,365       4        2,181       2        1,150       1
Consumer
    Home equity          16,615       6       16,672        7        1,963       2        1,630       2        1,873       2
    Other                 1,960       1        3,706        2        1,327       2        1,607       2        1,941       2
                       --------     ---     --------      ---       ------     ---        -----     ---      -------     ---
Total loans             269,889     100%     236,197      100%      84,255     100%      93,071     100%     102,583     100%
                                    ===                   ===                  ===                  ===                  ===
Less: allowance for
  loan losses             2,911                2,549                   391                  390                  407
                       --------             --------               -------              -------             --------
Loans, net             $266,978             $233,648               $83,864              $92,681             $102,176
                       ========             ========               =======              =======             ========

Loans held for sale      $1,278               $2,344                $    -               $    -               $    -
                         ======               ======                ======               ======               ======

Loan Maturity Tables
         The following table (in thousands) sets forth the maturity of the Company's loan portfolio at December 31, 2005. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                      Due after 1
                     Due within 1      through 5     Due after 5
                          year           years          years        Total
                          ----           -----          -----        -----
Real estate:
    Commercial          $11,878        $15,946        $ 18,907     $ 46,731
    Residential          14,769         18,553          95,627      128,949
    Construction         31,918         14,462           5,497       51,877
Commercial               13,361          5,899           4,497       23,757
Consumer                  1,349         15,462           1,764       18,575
                        -------        -------        --------     --------
    Total               $73,275        $70,322        $126,292     $269,889
                        =======        =======        ========     ========

         The following table (in thousands) sets forth as of December 31, 2005 the dollar amount of all loans that are due after December 31, 2006 and have either fixed rates of interest or floating or adjustable interest rates.

                                                 Floating or
                               Fixed rates     adjustable rates      Total
                               -----------     ----------------    --------
Real estate:
    Commercial                     $10,038        $ 24,815         $ 34,853
    Residential                     30,593          83,587          114,180
    Construction                     3,466          16,493           19,959
Commercial                           6,002           4,394           10,396
Consumer                             1,851          15,375           17,226
                                   -------        --------         --------
    Total                          $51,950        $144,664         $196,614
                                   =======        ========         ========

         Commercial Real Estate Loans. Since the completion of the Merger, the Company has changed the composition of its loan portfolio to emphasize commercial real estate loans in order to enhance yields on its assets. The commercial real estate loans originated are generally made to individuals, small businesses and partnerships located in the Company's primary market area. Such loans are generally secured by first mortgages on apartment buildings, office buildings, churches and other properties. Adjustable-rate loans for this type of lending have a margin that is 50 to 150 basis points higher than the margin added to single-family owner-occupied property loans. Commercial real estate loans are adjustable-rate loans with terms of 30 years or less and loan-to-value ratios typically not exceeding 80%. At December 31, 2005, commercial real estate loans totaled approximately $46.7 million or 17% of the total loan portfolio.
         Commercial real estate lending entails significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property.
         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. To minimize these risks, the Company generally limits loans of this type to its market area and to borrowers with which it has substantial experience and expertise in the commercial real estate market. The Company's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is their current practice to obtain personal guarantees from all principals obtaining this type of loan. The Company also obtains appraisals on each property. All appraisals on commercial and multi-family real estate are reviewed by the Company's management.
         Included in the commercial real estate loan category are agricultural loans. Since the completion of the Merger, the Company has de-emphasized the origination of agriculture loans. At December 31, 2005, agricultural loans totaled $1.2 million, or less than one half of 1% of the Company's loan portfolio.
         Residential Loans. The Company's residential loans consist of one- to four-family residential mortgage loans that are secured by property located in its primary market area. The Company generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 85% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 89.9% of the value of the mortgaged property typically carry higher rates commensurate with the higher risk associated with this type of loan. At December 31, 2005, one-to four-family residential mortgage loans totaled approximately $128.9 million, or 48% of the total loan portfolio.
         The Company offers three types of residential adjustable rate mortgage loans, all of which use the index value of the Weekly Average Yield on United States Treasury Securities Adjusted to a Constant Maturity of One Year plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to four-family property loan is generally 50 basis points higher than on an owner-occupied property loan. The Company's adjustable-rate one-to- four family and multi-family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. All fixed rate one-to-four family loans with a term of ten to thirty years are originated and sold on the secondary market through 1st Independence Mortgage. At December 31, 2005, loans held for sale totaled approximately $1.3 million.
         Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, builders, depositors and borrowers within the Company's market area. Mortgage loans originated and held by the Company in its portfolio generally include due-on-sale clauses which gives it the contractual right to deem the loan immediately due and payable in the event that the borrower sells or otherwise transfers an interest in the property to a third party.
         During periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans that provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.
         Construction and Land Development Loans. The Company engages in construction lending involving loans to qualified borrowers for construction of one- to four-family dwellings, multi-family residential units, commercial buildings and churches, and single family subdivision land development loans with the intent of such loans converting to permanent financing upon completion of construction. All construction and development loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2005, construction loans totaled approximately $51.9 million, or 19%, of the Company's total loan portfolio.
         Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which the borrower is not required to make monthly payments. If construction improvements are not completed at the end of six months, accrued interest must be paid to date. Accrued interest must be paid at completion of construction to the first day of the following month, and monthly payments start the first day of the following month if the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing for the subject property and must execute a construction loan agreement.
         Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. The Company has sought to minimize this risk by requiring precise construction cost estimates, specifications, and drawing plans from qualified borrowers in their market area along with tighter underwriting guidelines relating to borrower cash flow and net worth.
         Commercial Loans. The Company originates fixed-rate and adjustable-rate commercial loans secured by commercial properties. These loans are originated with maximum loan-to-value ratios of 80% of the value of the respective property. At December 31, 2005, commercial loans totaled approximately $23.8 million, or 9%, of the total loan portfolio.
         Loans secured by commercial properties generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial lending are the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Company requires borrowers and loan guarantors, if any, to provide annual financial statements on commercial loans. In reaching a decision on whether to make a commercial loan, the Company considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Company generally requires an environmental survey for all commercial loans over $500,000.
         Consumer Lending. The Company originates consumer loans on either a secured or unsecured basis. The Company generally makes certificate of deposit loans for terms of up to the terms of the certificate of deposit collateralizing the loan and up to the face amount of the certificate. The interest rate charged on these loans is up to 2% higher than the rate paid on the certificate, and interest is changed on a quarterly basis. These loans are payable on demand and the account must be assigned to the Company as collateral for the loan. At December 31, 2005, consumer loans totaled approximately $18.6 million, or 7%, of the total loan portfolio.
         Consumer loans may entail greater risk than residential loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.
         Loan Approval Authority and Underwriting. The Company has established various lending limits for its officers and maintains a loan committee that consists of the President and Chief Executive Officer of the Bank, the Executive Vice President - Commercial Banking, the Executive Vice President - Retail Banking and six other senior officers of the Bank. Any two officers may join together to approve loans, but only to the limit of the higher authority of the two officers. The loan committee approves loans that exceed the limits established for individual officers and may approve secured loans of up to $1,500,000 and unsecured loans up to $10,000. In January 2005, the loan policy was amended to provide for two classes of secured loans. Class I loans are those secured by investment grade securities, securities listed on the major stock exchanges, deposit accounts, life insurance cash surrender value, and real estate mortgages meeting certain loan to value ratios. Class II loans consist of all other asset-based lending. The loan committee may approve Class I and Class II loans of $3,000,000 and $2,000,000, respectively. At the same time, approval limits for unsecured loans were increased to $25,000. The Bank's directors' loan committee, which consists of four outside Bank directors, must approve all loans that exceed the lending limits of the loan committee.
         For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. All appraisals are reviewed by the Bank's loan officers designated by the Bank's Board of Directors. An independent appraiser designated and approved by the Bank's Board of Directors is utilized for all real estate mortgage loans. For construction/permanent loans, the funds advanced during the construction phase are disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by an independent contractor hired by the Bank or in some cases by an officer of the Bank. For real estate loans, the Bank requires either title insurance or a title opinion. Borrowers must also obtain fire and casualty, hazard or flood insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.
         Loan Commitments. The Company issues written commitments to prospective borrowers on all approved commercial real estate loans in excess of $100,000. Generally, the commitment requires acceptance within 20 days of the date of issuance. At December 31, 2005, the Company had approximately $63 million of commitments to cover originations and unused lines of credit.

Nonperforming and Problem Assets
         Loan Delinquencies. The Company's collection procedures provide that when a loan is 10 days past due, a notice of nonpayment is sent. Delinquent notices are sent if the loan becomes delinquent for more than 30 days and generally the borrower will receive a letter or be personally contacted by an officer of the Bank. If payment is still delinquent after 60 days, the customer will again receive a letter and/or telephone call and may receive a visit from an officer representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, management will generally initiate legal proceedings.
         Loans are reviewed on a monthly basis by management and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non- accrual status is charged against interest income. Subsequent interest payments are applied to the outstanding principal balance.
         Nonperforming Assets. The following table (in thousands except percentages) sets forth information regarding nonaccrual loans, other real estate owned and certain other repossessed assets and loans. Nonperforming asset balances related to the discontinued operations of Citizens have been eliminated. Additionally, as of the dates indicated, the Company had no loans categorized as troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 and impaired loans within the meaning of SFAS No. 114, as amended by SFAS No. 118, were approximately $514,000 at December 31, 2005.


                                                          December 31,            September 30,
                                                 ---------------------------   ------------------
                                                   2005       2004      2003      2002      2001
                                                   ----       ----      ----      ----      ----
Nonaccrual loans                                 $1,140     $  893      $  -      $  -      $  -
Accruing loans past due 90 days or more             130        332       472       334       222
                                                 ------     ------      ----      ----      ----
    Total nonperforming loans                     1,270      1,225       472       334       222
Other real estate owned                               -          -         -       233         -
                                                 ------     ------      ----      ----      ----
    Total nonperforming assets                   $1,270     $1,225      $472      $567      $222
                                                 ======     ======      ====      ====      ====

    Total nonperforming loans to total loans       0.48%      0.52%     0.56%     0.36%     0.22%
                                                  =====      =====      ====      ====      ====
    Total nonperforming assets to total assets     0.38%      0.41%     0.36%     0.45%     0.18%
                                                  =====      =====      ====      ====      ====

         In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing financial difficulties. At December 31, 2005, these loans totaled approximately $4.8 million. These loans are monitored by management and considered in determining the level of the allowance for loan losses. Management does not believe these loans represent a significant exposure to loss.
         Classified Assets. Federal regulations provide for a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.
         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Office of Financial Institutions which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.
         Allowance for Loan Losses. It is management's policy to provide for losses on loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions, and the relationship of the allowance for loan losses to outstanding loans.
         The following table (in thousands except percentages) sets forth information with respect to the Company's allowance for loan losses at the dates and for the periods indicated below. Balances related to the discontinued operations of Citizens have been eliminated.


                                                         Three months
                                         Year ended         ended                           Years ended
                                        December 31,     December 31,                      September 30,
                                        ------------     ------------      --------------------------------------------
                                            2005             2004             2004        2003        2002        2001
                                            ----             ----             ----        ----        ----        ----
Allowance for loan losses
Balance at beginning of period             $2,549          $2,560            $  391        $390       $407        $372
Acquisition of Independence                     -               -             1,046           -          -           -
Provision for loan losses                     354               -             1,203           2          -          35
Net charge-offs (recoveries):
    Residential                               (11)              9                (2)          1         17           -
    Commercial                                  2               -                67           -          -           -
    Consumer                                    1               2                15           -          -           -
                                           ------          ------            ------        ----       ----        ----
Balance at end of period                   $2,911          $2,549            $2,560        $391       $390        $407
                                           ======          ======            ======        ====       ====        ====

Total loans outstanding                  $269,889        $236,197          $213,719     $84,796    $93,510    $103,021
                                         ========        ========          ========     =======    =======    ========
Average loans outstanding                $257,333        $224,201          $112,844     $84,335    $96,669    $102,989
                                         ========        ========          ========     =======    =======    ========

Allowance for loan losses to
     period-end loans                        1.08%           1.08%             1.20%       0.46%      0.42%       0.40%
                                            =====           =====             =====       =====      =====       =====
Net loans charged off to average loans       0.00%           0.00%             0.07%       0.00%      0.02%       0.00%
                                            =====           =====             =====       =====      =====       =====


         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future and that additional provisions for losses will not be required.

Analysis of the Allowance for Loan Losses
         The following table (in thousands except percentages) sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category. Balances related to the discontinued operations of Citizens have been eliminated.

                                                  December 31,                                       September 30,
                       ---------------------------------------------------------------  ----------------------------------------
                                2005                2004                2003                    2002                 2001
                       --------------------  --------------------  -------------------  -------------------  -------------------
                                Percent of            Percent of           Percent of           Percent of           Percent of
                        Amount  Total loans  Amount   Total loans  Amount  Total loans  Amount  Total loans  Amount  Total loans
                       -------- ----------- --------  ----------- -------- ----------- -------- ----------- -------- ------------
Real estate:
    Commercial           $  715      17%       $ 651       15%        $ 61      16%        $ 54      14%        $ 46      12%
    Residential             581      48          255       53          285      73          298      76          314      79
    Construction            153      19          358       14           14       3           16       4           28       4
Commercial                  859       9          957        9           16       4            9       2            4       1
Consumer                    603       7          328        9           15       4           13       4           15       4
                         ------     ---       ------      ---         ----     ---         ----     ---         ----     ---
Total allowance for
  loan losses            $2,911     100%      $2,549      100%        $391     100%        $390     100%        $407     100%
                         ======     ===       ======      ===         ====     ===         ====     ===         ====     ===


Return on Equity and Assets Ratios
         Ratios have been adjusted to reflect the discontinued operations of Citizens.

                                                   Three months
                                    Year ended        ended        Year ended      Year ended
                                   December 31,    December 31,   September 30,   September 30,
                                       2005           2004            2004            2003
                                       ----           ----            ----            ----
Average equity to average assets      11.59%         12.76%          14.79%          16.08%
Return on average equity              11.92           2.51           (4.58)           5.65
Return on average assets               1.38           0.32           (0.68)           0.91
Dividend payout ratio                 16.83           0.00          (46.75)          61.28


Investment Activities
         The Company is required under federal regulations to maintain a sufficient amount of liquid assets that may be invested in specified short-term securities and certain other investments. However, the Federal Deposit Insurance Corporation ("FDIC") does not prescribe by regulation to a minimum or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.
         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2005, the Company had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $2.0 million and $16.1 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the fair market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2005, the Company's securities available for sale had an amortized cost of $16.3 million and fair market value of $16.1 million. Changes in the fair market value of securities available for sale do not affect the Company's net income. In addition, changes in the fair market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.
         At December 31, 2005, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) equity investments, and (viii) investment grade corporate bonds and commercial paper. The board of directors may authorize additional investments.
         As a source of liquidity and to supplement the Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities to investors.
          Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by quasi-governmental agencies, make up a majority of the pass-through certificates market.
         At December 31, 2005, the Company's securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Company's equity.
         Investment Portfolio. The following table (in thousands) sets forth the carrying value of the Company's investment securities at the dates indicated. Balances related to the discontinued operations of Citizens have been eliminated.

                                                               December 31,          September 30,
                                                      -----------------------------  -------------
                                                        2005       2004     2003(1)      2002
                                                        ----       ----     -------      ----
Investment securities available for sale:
    Mortgage-backed                                   $11,556    $18,011    $21,138    $ 8,034
    U.S. government and federal agencies                1,974      2,525      1,502          -
    Municipal bonds                                     2,610        505          -          -
    Equity                                                  -      5,682      4,496      4,309
                                                      -------    -------    -------    -------
        Total                                         $16,140    $26,723    $27,136    $12,343
                                                      =======    =======    =======    =======
Investment securities held to maturity:
    Mortgage-backed                                   $     -    $     2    $     -    $     -
    U.S. government and federal agencies                    -          -      3,059      2,007
    Municipal bonds                                     1,975      2,148      1,917        214
                                                      -------    -------  ---------    -------
        Total                                         $ 1,975    $ 2,150   $  4,976    $ 2,221
                                                      =======    =======   ========    =======
        Total investment securities                   $18,115    $28,873    $32,112    $14,564
                                                      =======    =======    =======    =======

(1) December 31, 2003 amount does not reflect the Company's 22.5% equity investment in Independence.


         Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Company's investment securities portfolio at December 31, 2005. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                     December 31, 2005
                               ----------------------------------------------------------------------------------------------------
                                                   More Than One to    More Than Five to
                               One Year or Less       Five Years           Ten Years       More Than Ten Years        Total
                               -----------------  -------------------  ------------------ ---------------------  ------------------
                               Carrying  Average  Carrying  Average   Carrying   Average   Carrying   Average    Carrying   Average
                               Value     Yield     Value     Yield     Value      Yield     Value      Yield      Value      Yield
                               -------  --------  -------- ---------   -------   --------   -------   --------   --------   --------
Available-for-sale securities:
    Mortgage-backed securities     $ -        -%     $ 211     6.15%    $5,027      4.65%    $6,318      5.03%    $11,556     4.89%
    U.S government and federal
        agencies                     -        -      1,974     4.17          -         -          -         -       1,974     4.17
    Municipal bonds                  -        -        183     2.15        420      3.55%     2,007      3.95       2,610     3.76
    Equity securities                -        -          -        -          -         -          -         -           -        -
                                   ---      ---     ------     ----     ------      ----     ------      ----     -------     ----
        Total                      $ -        -%    $2,368     4.19%    $5,447      4.57%    $8,325      4.77%    $16,140     4.62%
                                   ===      ===     ======     ====     ======      ====     ======      ====     =======     ====
Held-to-maturity securities:
    Mortgage-backed securities     $ -        -%    $    -        -%    $    -         -%    $    -         -%    $     -        -%
    Municipal bonds                  5     5.25        135     4.97      1,460      4.21        375      5.51       1,975     4.51
                                   ---     ----     ------     ----     ------      ----     ------      ----     -------     ----
        Total                      $ 5     5.25%    $  135     4.97%    $1,460      4.21%    $  375      5.51%    $ 1,975     4.51%
                                   ===     ====     ======     ====     ======      ====     ======      ====     =======     ====

Sources of Funds

         General. Deposits are the major external source of the Company's funds for lending and other investment purposes. The Company derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.
         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At December 31, 2005, the Company had brokered deposits totaling $59.6 million.
         The following table (in thousands) sets forth the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005.

                                                                Amount
                                                               -------
3 months or less                                               $35,620
Over 3 through 6 months                                         10,395
Over 6 through 12 months                                        14,163
Over 12 months                                                   8,784
                                                               -------
    Total                                                      $68,962
                                                               =======

         The following table (in thousands except rates) sets forth the Company's average balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated. Balances related to the discontinued operations of Citizens have been eliminated.

                                                      Three months              Three months
                                 Year ended               ended                     ended                Year ended
                                December 31,           December 31,              December 31,           September 30,
                                   2005                    2004                     2003                    2002
                                   ----                    ----                     ----                    ----
                            Average     Average     Average      Average     Average     Average     Average     Average
                            balance      rate       balance       rate       balance      rate       balance      rate
                            -------      ----       -------       ----       -------      ----       -------      ----
Demand and savings         $ 59,520      1.85%     $ 48,633      1.15%      $ 18,783      1.18%      $20,403      1.56%
Time                        177,801      3.24       155,491      2.61         84,840      2.98        79,560      4.76
                           --------                --------                 --------                 -------
                           $237,321      2.89      $204,124      2.27       $103,623      2.65       $99,963      4.10
                           ========                ========                 ========                 =======

         Short-Term Borrowings. Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company can also obtain advances from the Federal Home Loan Bank of Cincinnati ("FHLB") and other short-term borrowings, such as federal funds purchased and issuance of securities sold under repurchase agreements to supplement its supply of lendable funds and to also supplement short-term liquidity. A pledge of the Bank's stock in the FHLB and a portion of its first mortgage loans typically secure FHLB advances. At December 31, 2005, the Company's short-term borrowings totaled $18.7 million; of which $18.0 million were short-term FHLB advances. See note 11 to the consolidated financial statements for additional information.
         Information regarding short-term FHLB advances follows:

                                                      Three months       Three months
                                       Year ended         ended             ended            Year ended
                                      December 31,     December 31,       December 31,      September 30,
                                          2005             2004               2003              2002
                                          ----             ----               ----              ----
Amount outstanding:
    Period end                          $18,000          $22,500            $     -            $4,000
    Maximum month end                    28,000           22,500                  -             6,000
        balance during period
    Average balance during               16,541           19,575                  -             2,625
        Period

Weighted average interest rate:
    Period end                             4.33%            2.42%                 -%             2.15%
    During the period                      3.43             2.14                  -              2.17


Personnel
         As of December 31, 2005, the Company had 81 full-time equivalent employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

Regulation of the Company
         General. The Company is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). In addition, the Company is subject to the provisions of Kentucky's banking laws regulating bank acquisitions and various activities of controlling bank shareholders. As a bank holding company, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file periodic reports with the FRB. The Kentucky Office of Financial Institutions ("KOFI") may also conduct examinations of the Company to determine whether it is in compliance with applicable Kentucky banking laws and regulations. In addition, the FRB has enforcement authority over the Company and any of its non-financial institution subsidiaries. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of the Company's stockholders.
         The Gramm-Leach-Bliley Act, which became effective in March 2001, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined by statute or by the FRB and the Department of the Treasury to be permissible. The Company has not submitted notice to the FRB of its intent to be deemed a financial holding company.
         Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The FRB's capital adequacy guidelines are similar to those imposed on the Bank. See "Regulation of the Bank - Regulatory Capital Requirements."
         Restrictions on Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Accordingly, the Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."
         Acquisition of Banks. The BHC Act also requires a bank holding company to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisition of any additional banks would require prior approval from both the FRB and the KOFI.
         Non-Banking Activities. A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

Regulation of the Bank
         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws. The Bank is a Kentucky state-chartered stock-form commercial bank and its deposit accounts are insured under the Bank Insurance Fund ("BIF"), and through its acquisition of First Financial Bank, some of its deposits are insured by the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation and supervision by the KOFI as its chartering agency, and by the FDIC, as its deposit insurer. The Bank must file reports with the KOFI and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law.
         Federal and Kentucky banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends and other aspects of the Bank's operations. The regulatory structure also gives the respective regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including polices with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Supervision, regulation and examination of the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Bank.
         Insurance of Deposit Accounts. The Bank is a member of the BIF and, through its acquisition of First Financial Bank, also holds some deposits that are considered to be insured by the SAIF.
         The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group, based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The supervisory subgroup to which an institution is assigned is based on the supervisory evaluation provided to the FDIC by the institution's primary federal regulator, and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for both BIF and SAIF deposits are determined semiannually by the FDIC and currently range from zero basis points to 27 basis points.
         The FDIC is authorized to raise the assessment rates in certain circumstances, including maintaining or achieving the designated reserve ratio of 1.25%, which requirement the BIF and SAIF currently meet.
         The Deposit Insurance Funds Act of 1996 (the "Funds Act") among other things, spread the obligations for payment of the financing corporation ("FICO") bonds across all SAIF and BIF members. Prior to January 1, 2000, BIF members were assessed for FICO payments at approximately 20% of SAIF members. Full pro rata sharing of the FICO payments between BIF and SAIF members began on January 1, 2000.
         Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank does not know of any practice, condition, or violation that might lead to the termination of deposit insurance.
         Regulatory Capital Requirements. The FDIC has adopted regulations requiring institutions under their respective jurisdictions to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. Specifically, all savings institutions and banks must maintain the following ratios: (1) Tier 1 or core capital equal to at least 4% (3% if the institution has received the highest rating on its most recent examination) of total adjusted assets; and (2) total capital (defined as Tier 1 capital plus supplementary Tier 2 capital) equal to 8% of total risk-weighted assets. In addition, savings institutions are required under applicable federal law to maintain tangible equity capital equal to at least 1.5% of total adjusted assets. At December 31, 2005, the Bank was in compliance with the capital requirements of the FDIC.
         Dividend and Other Capital Distribution Limitations. The KOFI imposes restrictions on the ability of Kentucky commercial banks to pay dividends and to make other capital distributions. In general, banks are prohibited from paying any dividends or other capital distributions if, after the distribution, they would be undercapitalized under applicable federal law.
         In addition, under applicable provisions of Kentucky law, the prior approval of the KOFI is required if the total of all dividends declared by the Bank in any calendar year exceeds its respective net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At January 1, 2006, the Bank could pay dividends to the Company of approximately $5,278,000, without regulatory approval.
         Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of twelve (12) regional federal home loan banks that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.
         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.
         Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2005, the Bank was in compliance with these FRB requirements.

Transactions with Affiliates
         Under current federal law, transactions between depository institutions, such as the Bank, and their affiliates are governed by Sections 23A and 23B o the Federal Reserve Act. An affiliate is any company or entity that controls, is controlled by, or is under common control with the financial institution, other than a subsidiary. Generally, a bank's subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of a bank, and any companies that are controlled by such parent holding company, are affiliates of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as or no less favorable to, the bank or its subsidiary as similar transactions with non-affiliates.
         The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans made by the Bank to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act governs a bank's loans to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of a bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the bank's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10 % of more of voting securities of a bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as those offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Available Information
         The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports with the United States Securities and Exchange Commission (the "SEC") pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D. C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These reports are also available at the SEC's website at www.sec.gov. You also may obtain electronic or paper copies of our reports free of charge by contacting John F. Barron, Senior Vice President and Controller, 1st Independence Financial Group, Inc., P.O. Box 206309, Louisville, Kentucky 40250-6309.

Item 2. Description of Property.
      (a) Properties
         The Company's corporate office is located at 104 South Chiles Street in Harrodsburg, Kentucky. In addition, the Company occupies a building at 8620 Biggin Hill Lane in Louisville, Kentucky where the Company's finance and accounting, loan and deposit operations, mortgage operations and a full service banking office (Stony Brook Branch) are located. The Company conducts its banking business through eight full service banking offices located in Harrodsburg, Lawrenceburg and two locations in Louisville, Kentucky (St. Matthews Branch and Stony Brook Branch) and Jeffersonville, New Albany, Marengo and Clarksville, Indiana. 1st Independence Mortgage conducts its business throughout the Bank's branch network.
         The location of the Company's properties, the approximate square footage and whether owned or leased is described in the following table:

              Location                           Nature                Square Feet      Status
              --------                           ------                -----------      ------
Harrodsburg, Kentucky                 Corporate office and branch         12,636        Owned
    104 South Chiles Street           banking facility

Lawrenceburg, Kentucky                Branch banking facility              2,550        Owned
    1015 Crossroad Drive

Louisville, Kentucky                  Finance and accounting, loan        14,190        Owned
(Stony Brook Branch)                  and deposit operations,
    8620 Biggin Hill Lane             mortgage operations and
                                      branch banking facility

Louisville, Kentucky                  Branch banking facility              3,606        Leased
(St. Matthews Branch)
    4220 Shelbyville Road

Clarksville, Indiana                  Branch banking facility              2,817        Leased
    1325 Veterans Parkway

Jeffersonville, Indiana               Branch banking facility              3,562        Leased
    1711 East 10th Street

Marengo, Indiana                      Branch banking facility              5,856        Owned
    309 South Bradley Street

New Albany, Indiana                   Branch banking facility             11,200        Leased
    3801 Charlestown Road


         See note 9 to the Company's consolidated financial statements herein for additional information. The Clarksville, Indiana branch and New Albany, Indiana branch are leased from Chalfant Industries, Inc., a company owned by a director of the Company and the Bank.
         (b) Investment Policies. See "Item 1. Description of Business" above for a general description of the Company's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Company's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

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

Item 3. Legal Proceedings.
         The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at December 31, 2005.
         On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. The Plaintiffs are seeking to recover compensatory and punitive damages in connection with the shares it sold in the tender offer and their attorneys' fees. Discovery in the matter is currently underway and a trial date has not been set. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management, after discussion with legal counsel, believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, events could occur that could cause any estimate of ultimate loss to differ materially in the near term.

Item 4. Submission of Matters to a Vote of Security Holders.
         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
         Since its issuance in October 1995, the Company's common stock has traded on the NASDAQ National Market System. The Company's current trading symbol is FIFG. Prior to July 9, 2004, the Company's trading symbol was HFFB. The quarterly high and low sales prices for the Company's common stock as reported by NASDAQ and any dividends declared during the quarter are set forth in the table below.

                                              Quarter Ended
                          ----------------------------------------------------
2005                      3/31            6/30            9/30           12/31
----                      ----            ----            ----           -----
High                     $19.99          $23.05          $20.50         $20.00
Low                       18.21           17.41           19.00          18.00
Cash dividend declared
  per share                0.16            0.08            0.08           0.08

                                              Quarter Ended
                          ----------------------------------------------------
2004                      3/31            6/30            9/30           12/31
----                      ----            ----            ----           -----
High                     $25.00          $22.00          $20.51         $20.15
Low                       21.05           17.32           17.50          18.36
Cash dividend declared
  per share                0.30               -            0.08              -

         The number of shareholders of record of common stock as of December 31, 2005, was approximately 430. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At December 31, 2005, there were 1,951,408 shares outstanding. The Company's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The payment of cash dividends by the Bank is limited by regulations of the FDIC. See "Regulations of the Bank - Dividend and Other Capital Distribution Limitations."
         Set forth below is information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                       Equity Compensation Plan Information

                                                                                                  (c)
                                                (a)                    (b)                 Number of securities
                                        Number of securities      Weighted-average        remaining available for
                                          to be issued upon         exercise price        future issuance under
                                             exercise of            of outstanding       equity compensation plan
                                        outstanding options,      options, warrants       [excluding securities
                                         warrants and rights          and rights          reflected in column (a)]
                                       ----------------------    -------------------     ------------------------
Equity compensation plans approved
   by stockholders:

2004 Omnibus Stock Option Plan                 57,800                  $ 9.99                   232,200
1996 Stock Option Plan                        127,500                   16.29                    20,000
Restricted Stock Plan                               -                       -                    83,500

Equity compensation plans not
   approved by stockholders                       n/a                     n/a                       n/a
                                              -------                  ------                   -------
 Total                                        185,300                  $14.33                   335,700
                                              =======                  ======                   =======

Item 6. Management's Discussion and Analysis or Plan of Operation.
         The following is a discussion of the consolidated financial condition and results of operations of the Company for the periods presented, and certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere or incorporated by reference in this Annual Report on Form 10-KSB including note 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Critical Accounting Policies and Estimates" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, changes in general economic conditions; interest rates, deposit flows, loan demand, real estate values, competition and demand for financial services and loan, deposit, and investment products in the Company's local markets; changes in the quality and composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company's operations, pricing, and services, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

General
         On July 9, 2004, the Company changed its name to 1st Independence Financial Group, Inc. and acquired the remaining 77.5% interest of Independence Bancorp, New Albany, Indiana ("Independence") in a purchase transaction calling for the exchange of one share of its common stock for each share of Independence common stock held by Independence shareholders (the "Merger"). The Company initially acquired 22.5% of Independence on December 31, 2002. Upon completion of the Merger, the Company issued approximately 696,000 shares to the Independence shareholders and exchanged approximately 60,000 stock options held by directors, executive officers, and employees of Independence.
         In connection with the Merger, the Company's, wholly owned subsidiary, First Financial Bank and Independence's wholly owned subsidiary, 1st Independence Bank merged their operations (the "Bank Merger"). The Bank Merger occurred at the same time as the Merger and the resulting institution became a Kentucky state-chartered bank known as 1st Independence Bank, Inc. (the "Bank"). See note 3 to the Company's consolidated financial statements for the accounting treatment of the Bank Merger.
         The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At December 31, 2005, the Company had total assets, deposits and stockholders' equity of $336.2 million, $264.3 million, and $38.3 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.
         As a result of completing the acquisition of Independence, the Company gained access to customers in the Louisville, Kentucky metro area. Accordingly, the Company has experienced a significantly different mix of loan growth since the completion of the acquisition. The Company historically provided primarily residential real estate loan products in its markets in central Kentucky.
         The Company is a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with certain statements made in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss provision for this litigation as, after discussion with legal counsel, management believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.
         In January 2005, the Company sold its 55.8% interest in Citizens Financial Bank, Inc., Glasgow, Kentucky ("Citizens") to Porter Bancorp, Inc., Shepherdsville, Kentucky ("Porter Bancorp") for $2.3 million. The sale of Citizens reflected the Company's revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky.
         The Bank also purchased property and a building, located in Louisville, Kentucky, that was previously used as an operations center and retail branch of Ascencia Bank, an affiliate of Porter Bancorp. The purchase price of the building and property was $2.3 million. The Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building in April 2005. The Bank also received regulatory approval during the second quarter of 2005 to establish a full service branch at this location and subsequently opened the branch in November 2005.

Critical Accounting Policies and Estimates
         The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
          On an ongoing basis, management evaluates the Company's accounting polices and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from regulators and third party professionals and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
         The following critical accounting policies affect the Company's more significant judgements and estimates used to prepare the consolidated financial statements:
            Other Than Temporary Impairment of Securities. Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
         Allowance for Loan Losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. To assess the adequacy of the allowance, management uses historical information as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the methodology of assessing the adequacy of the allowance for loan losses, see the "Provision for Loan Losses" section elsewhere within this Management's Discussion and Analysis or Plan of Operations and note 6 to the Company's consolidated financial statements.
         Goodwill. The Merger was accounted for under the purchase method of accounting for business combinations. Acquisitions under the purchase method of accounting require that assets acquired and liabilities assumed be recorded at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to an annual impairment test and is evaluated using various fair value techniques. See note 8 to the Company's consolidated financial statements for further information.

Overview
         Net income for the year ended December 31, 2005 was $4,481,000 or $2.32 per diluted share compared to a loss of ($1,036,000) or ($0.69) per diluted share for the twelve months ended December 31, 2004. The Company changed its fiscal year from September 30 to December 31, effective December 31, 2004. Accordingly, results of operations and related statistical information set forth in this Management's Discussion and Analysis or Plan of Operations for the twelve months ended December 31, 2004 is unaudited and is derived by taking the (audited) twelve months ended September 30, 2004 amount and adding the (audited) three months ended December 31, 2004 amount and subtracting the (unaudited) three months ended December 31, 2003 amount. The increases in net income and net income per diluted share for the year ended December 31, 2005 were primarily due to after tax securities gains of $3,308,000 taken in the first quarter of 2005 and the significance of the Merger to the Company's operations including an after tax charge of approximately $526,000 recorded in the second quarter of 2004 in connection with the termination of a data processing contract. Other factors which contributed to the increase were a decrease of $560,000, after taxes, in the provision for loan losses taken in the twelve months ended December 31, 2005 compared to the same period in 2004, an after tax charge of $158,000 relating to the Bank's termination of its pension plan in the third quarter of 2004, a $356,000 goodwill writeoff recorded in the third quarter of 2004 in regards to the Citizens disposal and certain merger-related expenses also taken in the third quarter of 2004. Partially offsetting these factors was an after tax charge of $235,000 recorded in the first quarter 2005 for severance expenses related to the retirement of the Company's former Chairman and CEO.
         Net income for the three months ended December 31, 2004 was $240,000 compared to $183,000 for the comparable period of 2003, an increase of 31%. The increase in net income was due the significance of the Merger to the Company's operations. Net income per diluted share was $0.13 compared to $0.15, a decrease of 13%. The decrease in earnings per share is a result of the shares issued in connection with the acquisition of Independence during July 2004.

Results of Operations
Net Interest Income
         Net interest income is the most significant component of the Company's revenues. Net interest income is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (deposits and borrowed funds). Net interest income depends on the volume and rate earned on interest-earning assets and the volume and rate paid on interest-bearing liabilities.
         Net interest income was $10.3 million for the year ended December 31, 2005, an increase of $4.1 million or 67% from $6.2 million for the twelve months ended December 31, 2004. Net interest spread and net interest margin were 3.14% and 3.44%, respectively, for the year ended December 31, 2005, compared to 3.07% and 3.30% for the twelve months ended December 31, 2004. The increase in the net interest margin was due to an increase in the volume of net interest bearing assets, primarily resulting from the Merger and due to loan growth since the Merger. Changes in volume resulted in an increase in net interest income in 2005 of $4.4 million and changes in interest rates and the mix resulted in a decrease in net interest income of $0.3 million versus the comparable periods in 2004.
         Net interest income was $2.3 million for the three months ended December 31, 2004, an increase $1.5 million or 171% from $858,000 for the comparable period of 2003. The increase was primarily due to an increase in the volume of net interest bearing assets, primarily resulting from the Merger. The increase in volume resulted in an increase in net interest income of $1.1 million, and decreases in interest rates resulted in an increase in net interest income of $335,000. The favorable change in net interest income due to decreases in interest rates is largely a result of decreases in rates paid on interest bearing liabilities more than offsetting the decreases in rates earned on interest earning assets due to a change in funding strategy. Previously, the Company relied substantially on time deposits as its funding source. Subsequent to the Merger, the Company began using short-term borrowings and short-term time deposits, including brokered certificates of deposit with terms generally ranging from one to two years as primary funding sources. Additionally, the loan mix has shifted from 1-4 family residential loans to shorter-term commercial real estate loans. As a result of the above factors, the Company's net yield on earning assets increased to 3.45% compared to 2.76% for the three months ending December 31, 2004 compared to the comparable period in 2003.
         For a detailed analysis of interest income and interest expense, see "Average Balance Sheets" and "Rate/Volume Analysis" below.

 Average Balance Sheets
         The following tables set forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances for 2005 and 2004 and month-end balances for 2003. Management does not believe that the use of month-end balances instead of average daily balances has caused any material differences in the information presented.

                                                         Year ended December 31,            Twelve months ended December 31,
                                                                2005 (1)                                 2004 (1)
                                                   --------------------------------       ------------------------------------
                                                    Average                 Average        Average                  Average
                                                    Balance     Interest    Yield/Cost     Balance      Interest     Yield/Cost
                                                   ---------   ---------  -----------    -----------    ---------   ------------
                                                                         (in thousands except percentages)
Earning assets:
    Loan, net of unearned income                    $259,119     $17,009      6.56%         $148,072     $ 9,158       6.17%
    Investment securities and other (2)               38,827       1,437      3.70            37,569       1,238       3.29
                                                    --------     -------                    --------     -------
        Total earning assets                         297,946      18,446      6.19           185,641      10,396       5.58
                                                                 -------                                 -------
Less allowance for loan losses                         2,747                                   1,404
                                                    --------                                --------
                                                     295,199                                 184,237
Assets of discontinued operations                                                             41,923
Non-earning assets:
    Cash and due from banks                            4,604                                   4,320
    Premises and equipment, net                        7,856                                   3,726
    Other assets                                      16,431                                  11,172
                                                    --------                                --------
        Total assets                                $324,090                                $245,378
                                                    ========                                ========
Interest bearing liabilities:
    Deposits                                        $237,321       6,852      2.89          $150,147       3,556       2.36
    Borrowings                                        31,302       1,342      4.29            18,398         690       3.75
                                                    --------     -------                    --------     -------
        Total interest bearing liabilities           268,623       8,194      3.05           168,545       4,246       2.51
                                                    --------                                --------
Liabilities of discontinued operations                                                        37,631
Non-earning liabilities:
    Non-interest bearing deposits                     16,016                                   6,916
    Other liabilities                                  1,861                                   2,228
                                                    --------                                --------
        Total liabilities                            286,500                                 215,320

Minority interests                                        13                                   1,770
Stockholders' equity                                  37,577                                  28,288
                                                    --------                                --------
        Total liabilities and stockholders' equity  $324,090                                $245,378
                                                    ========                                ========

Net interest income                                              $10,252                                 $ 6,150
                                                                 =======                                 =======
Net interest spread (3)                                                       3.14%                                    3.07%
                                                                            ======                                   ======
Net interest margin (4)                                                       3.44%                                    3.30%
                                                                            ======                                   ======
Ratio of average interest-earning assets
    to average interest-bearing liabilities                                 110.92%                                  110.14%
                                                                            ======                                   ======

(1) Average balances and interest income and interest expense related to the discontinued operations of Citizens have been eliminated.
(2) Includes interest-earning overnight deposits and term deposits with the FHLB.
(3) Net interest spread represents the difference between the average yield on earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average earning assets.

                                                     Three months ended December 31,          Three months ended December 31,
                                                                2004 (1)                                2003 (1)
                                                   --------------------------------       ------------------------------------
                                                    Average                 Average        Average                  Average
                                                    Balance     Interest    Yield/Cost     Balance      Interest     Yield/Cost
                                                   ---------   ---------  -----------    -----------    ---------   ------------
                                                                         (in thousands except percentages)
Earning assets:
    Loan, net of unearned income                    $224,201     $ 3,456      6.12%         $ 84,053     $ 1,335       6.30%
    Investment securities and other (2)               43,491         334      3.05            39,228         319       3.22
                                                    --------     -------                    --------     -------
        Total earning assets                         267,692       3,790      5.62           123,281       1,654       5.32
                                                                 -------                                 -------
Less allowance for loan losses                         2,676                                     391
                                                    --------                                --------
                                                     265,016                                 122,890
Assets of discontinued operations                     39,381                                  42,104
Non-earning assets:
    Cash and due from banks                            6,009                                   2,783
    Premises and equipment, net                        5,206                                   2,063
    Other assets                                      16,554                                   4,605
                                                    --------                                --------
        Total assets                                $332,166                                $174,445
                                                    ========                                ========
Interest bearing liabilities:
    Deposits                                        $204,124       1,166      2.27          $103,623         693       2.65
    Borrowings                                        35,331         294      3.31             6,155         103       6.63
                                                    --------     -------                    --------     -------
        Total interest bearing liabilities           239,455       1,460      2.42           109,778         796       2.87
                                                    --------                                --------
Liabilities of discontinued operations                34,997                                  37,732
Non-earning liabilities:
    Non-interest bearing deposits                     15,669                                   1,352
    Other liabilities                                  2,915                                   2,996
                                                    --------                                --------
        Total liabilities                            293,036                                 151,858

Minority interests                                     1,780                                   1,775
Stockholders' equity                                  37,350                                  20,812
                                                    --------                                --------
        Total liabilities and stockholders' equity  $332,166                                $174,445
                                                    ========                                ========

Net interest income                                              $ 2,330                                 $   858
                                                                 =======                                 =======
Net interest spread (3)                                                       3.20%                                    2.45%
                                                                            ======                                   ======
Net interest margin (4)                                                       3.45%                                    2.76%
                                                                            ======                                   ======
Ratio of average interest-earning assets
    to average interest-bearing liabilities                                 111.79%                                  112.30%
                                                                            ======                                   ======

(1) Average balances and interest income and interest expense related to the discontinued operations of Citizens have been eliminated.
(2) Includes interest-earning overnight deposits and term deposits with the FHLB.
(3) Net interest spread represents the difference between the average yield on earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average earning assets.


Rate/Volume Analysis
         The following table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation. Average balances are derived from daily balances for 2005 and 2004 and month-end balances for 2003. Management does not believe that the use of month-end balances instead of average daily balances has caused any material difference in the information presented.

                                               Year ended December 31,             Three months ended December 31,
                                                  2005 vs. 2004 (1)                       2004 vs. 2003 (1)
                                         ------------------------------------    ------------------------------------
                                         Increase (decrease) due to change in    Increase (decrease) due to change in
                                         ------------------------------------    ------------------------------------
                                            Volume       Rate       Net            Volume       Rate         Net
                                           ---------   ---------  ---------      ----------  ---------   ----------
                                                                       (in thousands)
Interest income
    Loans                                    $7,241      $ 610     $7,851           $2,225     $(104)      $2,121
    Investment securities and other (2)          42        157        199               34       (19)          15
                                             ------      -----     ------           ------     -----       ------
        Total interest income                 7,283        767      8,050            2,259      (123)       2,136
                                             ------      -----     ------           ------     -----       ------
Interest expense
    Deposits                                  2,377        919      3,296              659      (186)         473
    Borrowings                                  539        113        652              463      (272)         191
                                             ------      -----     ------           ------     -----       ------
        Total interest expense                2,916      1,032      3,948            1,122      (458)         664
                                             ------      -----     ------           ------     -----       ------
Net interest income                          $4,367      $(265)    $4,102           $1,137     $ 335       $1,472
                                             ======      =====     ======           ======     =====       ======

(1) Average balances and changes in interest income and interest expense related to the discontinued operations of Citizens have been eliminated.
(2) Includes interest-earning overnight deposits and term deposits with the FHLB.


Provision for Loan Losses
         The provision for loan losses was $354,000 for the year ended December 31, 2005, compared to $1,203,000 for the twelve months ended December 31, 2004. Nonperforming loans were $1.3 million at December 31, 2005 and $1.2 million at December 31, 2004, or 0.47% and 0.52%, respectively, of total loans. The allowance for loan losses was $2.9 million and $2.5 million at December 31, 2005 and December 31, 2004, or 1.08% and 1.08%, respectively, of total loans. The higher amount of provision for loan losses in 2004 compared to 2005 was primarily attributable to the changes in the loan mix as a result of the Merger, as described below.
         The Company did not a record a provision for loan losses for the three months ended December 31, 2004 and 2003. The provision for loan losses was $1.2 million for the year ended September 30, 2004. Nonperforming loans were $1.2 million at both December 31, 2004 and September 30, 2004, or 0.52% and 0.57%, respectively, of total loans. The allowance for loan losses was approximately $2.5 million at December 31, 2004 and September 30, 2004, or 1.08% and 1.20%, respectively, of total loans.
         The Company maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, loan commitments outstanding, and other information relevant to assessing the risk of loss inherent in the loan portfolio. As a result of management's analysis, a range of the potential amount of the allowance for loan losses is determined.
         Prior to the acquisition of Independence, the Company operated as a thrift and provided primarily residential real estate loan products in its markets in central Kentucky. As a result of the Merger and the Bank's conversion to a state-chartered commercial bank, management made the decision to no longer originate long-term residential real estate loans for its loan portfolio. The Company's loan growth since the Merger has primarily consisted of shorter-term construction loans, commercial real estate loans, other commercial loans and other loan types traditional to the banking industry. The Company therefore has different risk characteristics including but not limited to higher individual loan amounts and increased exposure to economic conditions.
         The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management's estimate of credit losses and the related allowance.

 Noninterest Income
         Noninterest income was $7.0 million for the year ended December 31, 2005, compared to $1.2 million for the twelve months ended December 31, 2004. Significant increases in noninterest income for the year ended December 31, 2005 resulted from a $5.0 million gain on sale of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock recorded in the first quarter of 2005 and gains on loan sales. The gains on loan sales represents a new source of noninterest income to the Company as the Company did not previously engage in significant secondary market sales prior to the Merger. Service charge income was $391,000 for the year ended December 31, 2005, compared to $195,000 for the twelve months ended December 31, 2004. The increase was primarily attributable to the Merger. Traditionally, the Company did not have significant service charge income since the vast majority of their deposit accounts were consumer accounts. The Company continues to evaluate its deposit product offerings with the intention of expanding its offerings to the consumer and business depositor. During March 2005, the Bank began offering products which include overdraft privileges on certain individual deposit products and cash management services for business depositors. Both of these products are fee-based and should result in further increases in service charge income. The Bank also introduced a new deposit product known as "ATM Advantage" during September 2005. This new product offers unlimited use of competitor's ATM networks with reimbursement of all foreign and surcharge fees. The product does not pay interest and requires a minimum balance to avoid a monthly service charge. This product could reduce service charge income but the effect would be offset by more non-interest bearing deposits which should contribute to additional net interest income. Contributing to the increase in other noninterest income were the effects of the Merger and approximately $264,000 of title insurance revenue for the year ended December 31, 2005 from the Company's title insurance company which began operations in November 2004. The Company decided to exit the title insurance business at the end of November 2005 and sold the title insurance company at its carrying value.
         Noninterest income was $538,000 for the three months ended December
31, 2004, an increase of $434,000 from $104,000 for the comparable period in 2003. The most significant increase in noninterest income was $293,000 in gains on sales of loans held for sale. As was previously discussed, this was a direct result of the Merger, as the Company did not engage in significant loan sales prior to the Merger. Service charge income was $82,000 for the three months ended December 31, 2004, compared to $31,000 for the comparable period in 2003. The increase of $51,000 is primarily attributable to the Merger. As was previously discussed, the Company and Independence traditionally did not have significant service charge income since the vast majority of their deposit accounts were consumer accounts. Since the Merger, the Company has expanded its offerings to the consumer and business depositor including fee-based products for overdraft privileges on certain individual deposit products and cash management services for business depositors.

Noninterest Expense
         Noninterest expense was $10.1 million for the year ended December 31, 2005 compared to $7.8 million for the twelve months ended December 31, 2004. All categories of noninterest expense for the year ended December 31, 2005 increased significantly over the comparable period in 2004 as a result of the Merger which was effective on July 9, 2004 except for other noninterest expense which was flat due to several items recorded in 2004 that did not recur in 2005. In addition, contributing to the increase in salaries and employee benefits was $356,000 which the Company accrued during the first quarter of 2005 for the severance expense relating to the retirement of the Company's former Chairman and CEO. Factors limiting the increase were $797,000 of charges recorded in the second quarter of 2004 in connection with the termination of a data processing contract, $239,000 relating to the Bank's termination of its pension plan in the third quarter of 2004, and items effecting other noninterest expense were a $356,000 goodwill writeoff recorded in the third quarter of 2004 in regards to the Citizens disposal and certain merger-related expenses also taken in the third quarter of 2004.
         Noninterest expenses were $2.5 million for the three months ended December 31, 2004, an increase of $1.8 million from the $724,000 for the comparable period in 2003. All categories of noninterest expenses except marketing expense increased, primarily as a result of the Merger. The significant increases were in professional fees and other noninterest expenses. Professional fees increased $186,000 as a result of legal fees of $40,000 and $52,000, respectively, associated with the Company's litigation (See "General") and the Merger. Additionally, accounting fees increased $64,000, which was also related to the Merger.

Income Tax Expense (Benefit)
         The effective income tax rate on income (loss) from continuing operations was 33.6% for the year ended December 31, 2005 compared to (41.8%) for the twelve months ended December 31, 2004. The change in the effective income tax rate was primarily due to the change in income from continuing operations.
         The effective income tax rate on income from continuing operations was 28.7% and 31.5%, respectively, for the three months ended December 31, 2004 compared to 2003.

Financial Condition
         The Company's total assets were $336.2 million at December 31, 2005 compared to $337.2 million at December 31, 2004, a decrease of $1.0 million or 0.3%.
         The decrease in total assets was primarily due to the sale of Citizens, which accounted for $38.1 million of the decrease, and a decrease of $10.6 million in available-for-sale securities, offset by a $33.3 million increase in net loans, an $11.6 million increase in cash and cash equivalents and a $2.8 million increase in premises and equipment. The increase in premises and equipment resulted from the purchase of property and a building which is being used for the Company's finance and accounting, loan and deposit operations, mortgage banking operations and a branch, and the purchase of a branch that was previously leased.
         Securities available for sale decreased $10.6 million during the year ended December 31, 2005. The decrease was primarily due to the sale of FHLMC preferred stock for $5.1 million during the first quarter of 2005 and other proceeds from maturities and sales less purchases of securities amounting to $4.3 million. The Company owned the FHLMC preferred stock for a number of years, and its cost basis was $75,000. Given the significant amount of unrealized appreciation on the FHLMC preferred stock, management determined that it was appropriate to sell the FHLMC preferred stock. The aggregate proceeds on the sale were $5.1 million; therefore a gain of $5.0 million was realized. Other changes in securities available for sale included a $1.0 million decrease in unrealized gains on the available for sale portfolio.
         Net loans were $267.0 million at December 31, 2005, compared to $233.6 million at December 31, 2004 or an increase of 14%. The significant increase in loans was in the real estate construction and real estate commercial loan portfolios, which increased $18.3 million or 54% and $11.0 million or 31%, respectively. The increases were primarily a result of lending activity in the Louisville, Kentucky metro market. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from 53% to 48% of total loans, home equity loans which decreased from 7% to 6% of total loans, and consumer other which decreased from 2% to 1% of total loans. The decrease in residential real estate loans as a percentage of total loans is primarily due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.
         Deposits increased $41.0 million or 18.4% to $264.3 million at December 31, 2005 compared to December 31, 2004. This increase was largely attributable to a $5.3 million increase in savings, NOW and money market deposits and a $36.6 million increase in time deposits. Demand deposits decreased $0.9 million. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign during 2005 focusing on existing products. As previously mentioned, during September 2005 the Company introduced a new deposit product known as "ATM Advantage" as part of its efforts to continue to grow core deposits. This new product offers unlimited use of competitor's ATM networks with reimbursement of all foreign and surcharge fees. The product does not pay interest but requires a minimum balance to avoid a monthly service charge. The net increase in time deposits was primarily attributable to brokered deposits, which increased by $24.1 million, to $59.6 million. This increase was directly related to funding needs of the Company's loan portfolio.
         Short-term borrowings decreased $4.5 million or 19% to $18.7 million at December 31, 2005, compared to $23.2 million at December 31, 2004. The Company uses short-term borrowings, primarily short-term Federal Home Loan Bank ("FHLB") advances, to fund short-term liquidity needs and manage net interest margin. The decrease in short-term borrowings was related to payoffs of borrowings due to the Bank's improved liquidity.

Liquidity
         Liquidity to meet borrowers' credit and depositors' withdrawal demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from depositors. Additional sources of liquidity include brokered deposits, advances from the FHLB and other short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements.
         At December 31, 2005 and December 31, 2004, brokered deposits were $59.6 million and $35.5 million, respectively. The weighted average cost and maturity of brokered deposits were 3.90% and nine months at December 31, 2005 compared to 2.77% and nine months at December 31, 2004. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand in its market area when pricing for brokered deposits is more favorable than short-term borrowings.
         At December 31, 2005 and December 31, 2004, the Bank had total FHLB advances outstanding of $22.0 million and $27.5, respectively. Additionally, the Bank had $22.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $61.8 million.
         The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. As discussed in note 14 to the consolidated financial statements, the Bank may pay $5,278,000 in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.
         The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying consolidated balance sheets. Approximately $4.1 million of the debentures are variable rate obligations with interest rates that reprice quarterly, and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. At December 31, 2005, the rate on these debentures was 7.67%. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR plus 3.15%. At the rates that were in effect at December 31, 2005, the Company's cash requirement to service interest on the debentures for 2006 was $651,000.

Sources and Uses of Cash
         The Company derives most of its cash flow from the Bank's activities. Cash flow of the Bank is provided primarily through financing activities, which include net increases in deposits and short-term borrowings. These funds are used to fund investing activities, which include making loans and increasing the investment portfolio.

Off-Balance Sheet Arrangements
         In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements. Such transactions include traditional off-balance sheet credit-related financial instruments, and commitments under long-term debt and operating lease agreements.
         The Company provides customers with off-balance sheet credit support through loan commitments, unused lines of credit, letters of credit, and commitments to sell loans. A summary of these financial instruments at December 31, 2005 follows:

                                                    Less than       1 to 3      3 - 5       Over 5
                                         Total      one year        years       years       years
                                         -----      --------        -----       -----       -----
                                                                 (in thousands)
Off- balance sheet items:
    Commitments to make loans           $ 3,283     $ 3,283      $     -       $    -      $    -
    Unused lines of credit               57,117      27,678       14,297        6,367       8,775
    Performance letters of credit         2,474       1,343          211          920           -
    Mortgage banking rate-lock            2,669       2,669            -            -           -


         Since many of the commitments and unused lines of credit are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements.
         The Company is required to make future payments on long-term debt, which includes long-term FHLB advances and subordinated debentures. In addition to owned banking facilities, the Company has entered into long-term leases to support its activities. A summary of these aggregate contractual obligations at December 31, 2005 follows:

                                                    Less than       1 to 3      3 - 5       Over 5
                                         Total      one year        years       years       years
                                         -----      --------        -----       -----       -----
                                                                 (in thousands)
Aggregate contractual obligations:
    FHLB borrowings                      $4,000      $3,000         $  -       $    -      $1,000
    Subordinated debentures               9,279           -            -            -       9,279
    Operating lease commitments           3,064         237          473          508       1,846


Asset/Liability Management
         The Bank, like many other financial institutions, is vulnerable to an increase in interest rates to the extent interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Historically, the lending activities of commercial banks emphasized the origination of short to intermediate term variable rate loans that are more closely matched with the deposit maturities and repricing of interest-bearing liabilities which occur closer to the same general time period. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during periods of declining interest rates, it is generally detrimental during periods of rising interest rates.
         To reduce the effect of interest rate changes on net interest income, the Bank has adopted various strategies to improve matching interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include; originating variable rate commercial loans that include interest rate floors; originating one-to-four family residential mortgage loans with adjustable rate features, or fixed rate loans with short maturities; maintaining interest-bearing demand deposits, federal funds sold, and U.S. government securities with short to intermediate term maturities; maintaining an investment portfolio that provides stable cash flows, thereby providing investable funds in varying interest rate cycles; lengthening the maturities of our time deposits and borrowings when it would be cost effective; and attracting low cost checking and transaction accounts, which tend to be less interest rate sensitive when interest rates increase.
         The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of December 31, 2005, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest income would increase by 3.5% and remain unchanged, respectively.

Item 7. Financial Statements.

         The following report of independent registered public accounting firm and the consolidated financial statements of the Company are included below:

         Report of Independent Registered Public Accounting Firm
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Comprehensive Income (Loss)
         Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

             Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors and Stockholders
1st Independence Financial Group, Inc.
Harrodsburg, Kentucky

We have audited the accompanying consolidated balance sheets of 1st Independence Financial Group, Inc. (Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations,comprehensive income
(loss), changes in stockholders' equity and cash flows for the year ended December 31, 2005, the three-month period ended December 31, 2004, and year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005, the three-month period ended December 31, 2004, and year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ BKD, LLP

Louisville, Kentucky
February 17, 2006

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                    December 31,           December 31,
                                                                        2005                   2004
                                                                  --------------         ---------------
Assets
Cash and and due from banks                                            $  4,327                $  4,131
Interest-bearing demand deposits                                          5,886                   4,749
Federal funds sold                                                       11,350                   1,066
                                                                  -------------          --------------
         Cash and cash equivalents                                       21,563                   9,946
Inerest-bearing deposits                                                    100                     100
Available-for-sale securities at fair value                              16,140                  26,723
Held-to-maturity securities, fair value of $1,974 and
    $2,165 at December 31, 2005 and 2004, respectively                    1,975                   2,150
Loans held for sale                                                       1,278                   2,344
Loans, net of allowance for loan losses of $2,911 and
     $2,549 at December 31, 2005 and 2004, respectively                 266,978                 233,648
Premises and equipment, net                                               8,215                   5,385
Federal Home Loan Bank (FHLB) stock                                       2,688                   2,588
Bank owned life insurance                                                 3,235                   3,047
Goodwill                                                                 11,142                  11,142
Interest receivable and other assets                                      2,873                   1,972
Assets of subsidiary held for disposal                                        -                  38,146
                                                                  -------------          --------------
         Total assets                                                  $336,187                $337,191
                                                                  =============          ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                          $ 15,570                $ 16,474
       Savings, NOW and money market                                     51,167                  45,866
       Time                                                             197,586                 160,968
                                                                  -------------         ---------------
         Total depositsotal deposits                                    264,323                 223,308
Short-term borrowings                                                    18,747                  23,233
Long-term debt                                                           13,279                  14,247
Deferred income taxes                                                         -                   1,625
Interest payable and other liabilities                                    1,577                   1,161
Liabilities of subsidiary held for disposal                                   -                  34,129
                                                                  -------------         ---------------
         Total liabilitiesl liabilities                                 297,926                 297,703
                                                                  -------------         ---------------
Commitments and contingencies                                                 -                       -
Minority interest                                                             -                   1,782
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                             -                       -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,951,408 shares and 1,916,368 shares outstanding at
     December 31, 2005 and 2004, respectively                               292                     289
Additional paid-in capital                                               39,236                  38,588
Retained earnings                                                        13,849                  10,122
Unearned ESOP compensation                                                 (380)                   (490)
Unearned compensation on restricted stock                                   (24)                      -
Accumulated other comprehensive income (loss)                              (137)                  3,772
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at December 31, 2005 and
     and 2004, respectively                                             (14,575)                (14,575)
                                                                  -------------         ---------------
         Total stockholders' equity                                      38,261                  37,706
                                                                  -------------         ---------------
         Total liabilities and stockholders' equity                    $336,187                $337,191
                                                                  =============         ===============

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Consolidated Statements of Operations
                      (in thousands except per share data)

                                                                                   (unaudited)
                                                                   Three months    Three months
                                                      Year ended      ended           ended       Year ended
                                                     December 31,  December 31,    December 31,  September 30,
                                                         2005          2004            2003          2004
                                                     ------------  ------------    ------------  -------------

Interest and dividend income
      Interest and fees on loans                       $17,009        $ 3,456         $ 1,335       $ 7,037
      Securities
           Taxable                                         693            201             259           917
           Tax exempt                                      125             27              17            83
      Federal funds sold                                   332             36               -            51
      Dividends                                            143             54              39           150
      Deposits with financial institutions                 144             16               4            22
                                                       -------        -------         -------       -------
                   Total interest and dividend income   18,446          3,790           1,654         8,260
                                                       -------        -------         -------       -------
Interest expense
      Deposits                                           6,852          1,166             693         3,083
      FHLB advances                                        727            153              13           117
      Other                                                615            141              90           382
                                                       -------        -------         -------       -------
                   Total interest expense                8,194          1,460             796         3,582
                                                       -------        -------         -------       -------
Net interest income                                     10,252          2,330             858         4,678
Provision for loan losses                                  354              -               -         1,203
                                                       -------        -------         -------       -------
Net interest income after provision for loan losses      9,898          2,330             858         3,475
                                                       -------        -------         -------       -------
Noninterest income
      Service charges                                      391             82              31           144
      Earnings of equity method investee                     -              -              25            30
      Gain on loan sales                                 1,041            293               -           315
      (Loss) on sale of premises and equipment            (156)             -              (3)          (89)
      Increase in cash surrender value of life insurance   188             45              45           176
      Net realized gains (losses) on sales of
         available-for-sale securities                   4,883              -               -            (7)
      Other                                                610            118               6           113
                                                       -------        -------         -------       -------
                   Total noninterest income              6,957            538             104           682
                                                       -------        -------         -------       -------
Noninterest expense
      Salaries and employee benefits                     4,850          1,292             404         2,384
      Net occupancy expense                              1,431            248              59           626
      Data processing fees                                 630            164              56           305
      Professional fees                                    785            218              32           283
      Marketing expense                                    362             24              33            77
      Data processing termination charges                    -              -               -           797
      Other                                              2,035            591             140         1,554
                                                       -------        -------         -------       -------
                   Total noninterest expense            10,093          2,537             724         6,026
                                                       -------        -------         -------       -------
Income (loss) from continuing operations before income
    taxes and minority interest                          6,762            331             238        (1,869)
Income tax expense (benefit) from continuing operations  2,273             95              75          (763)
                                                       -------        -------         -------       -------
Income (loss) from continuing operations before
    minority interest and discontinued operations        4,489            236             163        (1,106)
Income from subsidiary held for disposal                     6             24              36            36
Income tax expense from subsidiary held for disposal         2             17               -            13
                                                       -------        -------         -------       -------
Income (loss) before minority interest                   4,493            243             199        (1,083)
Minority interest in (income) of consolidated
    subsidiary and subsidiary held for disposal            (12)            (3)            (16)          (10)
                                                       -------        -------         -------       -------
Net income (loss)                                      $ 4,481        $   240         $   183       $(1,093)
                                                       =======        =======         =======       =======

Income (loss) per share from continuing operations
      Basic                                              $2.38          $0.13           $0.14        ($0.84)
      Diluted                                            $2.33          $0.12           $0.14        ($0.84)
Income per share from subsidiary held for disposal
      Basic                                              $0.00          $0.00           $0.03         $0.02
      Diluted                                            $0.00          $0.00           $0.03         $0.02
Net income (loss) per share
      Basic                                              $2.37          $0.13           $0.16        ($0.83)
      Diluted                                            $2.32          $0.13           $0.15        ($0.83)

Weighted average shares outstanding
      Basic                                              1,889          1,864           1,163         1,318
      Diluted                                            1,929          1,917           1,204         1,318

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
             Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                                                 (unaudited)
                                                                               Three months      Three months
                                                                  Year ended      ended             ended         Year ended
                                                                 December 31,   December 31,      December 31,   September 30,
                                                                     2005          2004              2003            2004
                                                                  ---------    -------------      -----------    -----------
Net income (loss)                                                  $ 4,481            $ 240            $ 183       $ (1,093)
Other comprehensive income (loss), net of tax
     Change in unrealized gains and losses on available-for-sale
         securities                                                   (686)             305              252            716
     Less reclassification adjustment for realized gains (losses)
         included in net income                                      3,223                -                -             (4)
                                                                   -------          -------          -------        -------
             Other comprehensive income (loss)                      (3,909)             305              252            720
                                                                   -------          -------          -------        -------
Comprehensive income (loss)                                          $ 572            $ 545            $ 435         $ (373)
                                                                   =======          =======          =======        =======

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                 (in thousands except share and per share data)

                                 Common Stock                                                  Accumulated
                               ---------------  Additional           Unearned                     Other                   Total
                              Number of          Paid-in   Retained    ESOP         Unearned   Comprehensive Treasury  Stockholders'
                               Shares   Amount   Capital   Earnings Compensation  Compensation Income (Loss)   Stock      Equity
                              --------- ------  ---------- -------- ------------  ------------ ------------- --------  -------------
Balance September 30, 2003    1,222,978   $218   $21,315   $11,492    $(622)          $  -      $ 2,747     $(14,378)    $20,772
Net income                            -      -         -       183        -              -            -            -         183
Change in other comprehensive
   income, net of tax                 -      -         -         -        -              -          252            -         252
Purchase of stock for treasury        -      -         -         -        -              -            -           (4)         (4)
ESOP shares released                  -      -        28         -       57              -            -            -          85
                              ---------   ----   -------   -------    -----           ----      -------     --------     -------
Balance December 31, 2003     1,222,978   $218   $21,343   $11,675    $(565)          $  -      $ 2,999     $(14,382)    $21,288
Net income (loss)                     -      -         -    (1,276)       -              -            -            -      (1,276)
Change in other comprehensive
   income, net of tax                 -      -         -         -        -              -          468            -         468
Cash dividends declared,
   $0.38 per share                    -      -         -      (517)       -              -            -            -        (517)
Purchase of stock for treasury  (10,680)     -         -         -        -              -            -         (193)       (193)
Exercise of stock options         5,000      1        82         -        -              -            -            -          83
Shares issued in acquisition,
   net of cost                  696,070     69    17,096         -        -              -            -            -      17,165
ESOP shares released                  -      -        14         -       49              -            -            -          63
                              ---------   ----   -------   -------    -----           ----      -------     --------     -------
Balance September 30, 2004    1,913,368   $288   $38,535   $ 9,882    $(516)          $  -      $ 3,467     $(14,575)    $37,081
Net income                            -      -         -       240        -              -            -            -         240
Change in other comprehensive
   income, net of tax                 -      -         -         -        -              -          305            -         305
Exercise of stock options         3,000      1        29         -        -              -            -            -          30
ESOP shares released                  -      -        24         -       26              -            -            -          50
                              ---------   ----   -------   -------    -----           ----      -------     --------     -------
Balance December 31, 2004     1,916,368   $289   $38,588   $10,122    $(490)          $  -      $ 3,772     $(14,575)    $37,706
Net income                            -      -         -     4,481        -              -            -            -       4,481
Cash dividends declared,
   $0.40 per share                    -      -         -      (754)       -              -            -            -        (754)
Change in other comprehensive
   income (loss), net of tax          -      -         -         -        -              -       (3,909)           -      (3,909)
Exercise of stock options        54,500      5       877         -        -              -            -            -         882
Retirement of stock received
  as part of exercise of
  stock options                 (20,960)    (2)     (411)        -        -              -            -            -        (413)
Issuance of restricted stock      2,000      -        38         -        -            (38)           -            -           -
Forfeiture of restricted stock     (500)     -        (9)        -        -              9            -            -           -
Amortization of unearned
  compensation                        -      -         -         -        -              5            -            -           5
ESOP shares released                  -      -       153         -      110              -            -            -         263
                              ---------   ----   -------   -------    -----           ----      -------     --------     -------
Balance December 31, 2005     1,951,408   $292   $39,236   $13,849    $(380)          $(24)     $  (137)    $(14,575)    $38,261
                              =========   ====   =======   =======    =====           ====      =======     ========     =======

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                     (unaudited)
                                                                                      Three months   Three months
                                                                       Year ended        ended          ended         Year ended
                                                                      December 31,    December 31,   December 31,    September 30,
                                                                          2005            2004           2003            2004
                                                                      ------------   -------------   ------------   -------------
Cash Flows from Operating Activities:
   Net income (loss)                                                     $ 4,481        $   240         $   183         $(1,093)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operations:
        Depreciation                                                         613            106              30             352
        Goodwill impairment                                                    -             47               -             356
        Provision for loan losses                                            354              -               -           1,203
        Gain on loan sales                                                (1,041)          (293)              -            (315)
        Origination of loans held for sale                               (60,408)       (18,247)              -         (16,263)
        Proceeds from loans held for sale                                 62,515         18,382               -          15,750
        ESOP compensation                                                    210             50              84             147
        Amortization of unearned compensation on restricted stock              5              -               -               -
        Amortization of premiums and discounts on securities                 117             43              57             221
        Deferred income taxes                                                  3             68              (2)           (768)
        FHLB stock dividend                                                 (100)           (21)            (19)            (77)
        Increase in equity investment of subsidiary                            -              -             (15)              -
        Amortization of loan fees                                           (330)           (53)            (27)           (155)
        Amortization of intangibles, net                                     336             98               -             117
        Net realized (gains) losses on available-for-sale securities      (4,883)             -               -               7
        Loss on sale of premises and equipment                               156              -               -              89
        Minority interest in income of consolidated subsidiary and
             subsidiary held for disposal                                     12              2              14              10
        Increase in cash value of life insurance                            (188)           (45)            (45)           (176)
        (Income) from subsidiary held for disposal                            (4)            (7)            (36)            (22)
    Changes in:
             (Increase) decrease in interest receivable and other assets    (594)           618             (86)           (140)
             Increase (decrease) in interest payable and other liabilities   507           (177)           (306)            107
                                                                         -------        -------         -------         -------
                 Net cash provided by (used in) operating activities       1,761            811            (168)           (650)
                                                                         -------        -------         -------         -------
Cash Flows from Investing Activities:
   Purchases of available-for-sale securities                             (7,319)             -          (1,000)         (1,946)
   Proceeds from maturities of available-for-sale securities               5,474          1,031           1,185           9,508
   Proceeds from the sales of available-for-sale securities               11,267              -             500           1,739
   Purchases of held-to-maturity securities                                    -              -          (1,577)         (1,577)
   Proceeds from maturities of held-to-maturity securities                   165              -           1,000           3,555
   Net (increase) decrease in loans                                      (33,578)       (23,105)             96          (6,959)
   Purchases of premises and equipment                                    (3,635)          (454)           (106)         (1,929)
   Proceeds from sales of premises and equipment                              24              -               -               -
   Proceeds, net  from sale of subsidiaries                                2,260              -               -               -
   Net cash acquired in business acquisition                                   -              -               -           8,462
                                                                         -------        -------         -------         -------
        Net cash (used in) provided by investing activities              (25,342)       (22,528)             98          10,853
                                                                         -------        -------         -------         -------
Cash Flows from Financing Activities:
   Net increase (decrease) in deposits                                    40,968          3,457          (1,324)        (10,603)
   Net (decrease) increase in short-term borrowings                       (4,486)        16,112               -           7,120
   Proceeds from long-term debt                                                -              -               -               -
   Repayment of long-term debt                                            (1,000)             -            (155)         (1,400)
   Purchase of treasury stock                                                  -              -              (4)           (197)
   Proceeds from exercise of stock options                                   470             30               -              83
   Cash dividends paid                                                      (754)             -               -            (517)
                                                                         -------        -------         -------         -------
        Net cash provided by (used in) financing activities               35,198         19,599          (1,483)         (5,514)
                                                                         -------        -------         -------         -------
Net increase (decrease) in cash and cash equivalents                      11,617         (2,118)         (1,553)          4,689
Cash and cash equivalents at beginning of period                           9,946         12,064           7,375           7,375
                                                                         -------        -------         -------         -------
Cash and cash equivalents at end of period                               $21,563        $ 9,946         $ 5,822         $12,064
                                                                         =======        =======         =======         =======

Supplemental Cash Flow Information:
    Interest paid                                                        $ 7,800        $ 1,380         $   796         $ 3,405
    Income taxes paid                                                      1,965              -               -              82
    Net (decrease) increase in cash and cash equivalents of
       discontinued operations                                            (1,795)           215             (51)            418
    Real estate acquired in settlement of loans                               33              -               -               -

                 See notes to consolidated financial statements.

1st INDEPENDENCE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations
1st Independence Financial Group, Inc. ("Company") is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, 1st Independence Bank, Inc. ("Bank") and 1st Independence Mortgage, a division of the Bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Indiana and Kentucky. The Bank is subject to competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. 1st Independence Mortgage engages in mortgage banking operations. The Bank sold its majority ownership in Foundation Title Company, LLC at the end of November 2005 after deciding to exit the title insurance business. On July 9, 2004, the Company completed its acquisition of Independence Bancorp and it's wholly owned subsidiary Independence Bank ("IB"). Concurrent with the acquisition, the Company liquidated Independence Bancorp and changed the company's name to 1st Independence Financial Group, Inc. Also concurrent with the merger, the Company, in substance, merged it's newly acquired subsidiary IB into its wholly owned subsidiary First Financial Bank, and became a Kentucky state chartered bank named 1st Independence Bank. The merger of the bank subsidiaries was accounted for at historical cost, as a combination of entities under common control. See note 3 for further information regarding the Company's acquisition of Independence Bancorp and its subsidiary IB. As discussed in note 4, on January 28, 2005 the Company completed the sale of its entire interest in its majority owned subsidiary, Citizens Financial Bank, Inc. ("Citizens").

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial position and results of operations of Citizens were removed from the detail line items in the Company's financial statements and presented separately as "subsidiary held for disposal."

The Company changed its fiscal year-end from September 30 to December 31 in 2004. References to periods refers to the one year period ended December 31, 2005, three month periods ended December 31, 2004 and 2003, or one year period ended September 30, 2004, as appropriate.

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

Mortgage Banking Activities
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Company enters into "best efforts" contracts. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. No servicing is retained on loans sold into the secondary market.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment.

Premises and Equipment
Depreciable assets and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets which generally range from 5 to 39 years for buildings and related components and from 3 to 10 years for furniture, fixtures and equipment.

Federal Home Loan Bank Stock
Federal Home Loan Bank ("FHLB") stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula and is carried at cost.

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

Stock Options
The Company has two stock-based employee compensation plans ("Plans"), which are described more fully in note 18. The Company accounts for these Plans using the intrinsic value method of accounting for stock-based compensation proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation expense is reflected in net income as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income (loss) and net income (loss) per share, if the Company had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands except per share data).

                                                            Three months
                                              Year ended       ended        Year ended
                                             December 31,   December 31,   September 30,
                                                 2005           2004          2004
                                                 ----           ----          ----
Net income (loss) as reported                  $4,481          $ 240       $(1,093)
Less total stock-based employee
compensation expense (including
forfeitures of $65, $0 and $0)
determined under fair value method for
all awards, net of related tax effects            (47)             4            59
                                               ------          -----       -------
Pro forma net income (loss)                    $4,528          $ 236       $(1,152)
                                               ======          =====       =======

Basic net income (loss) per share
    As reported                                 $2.37          $0.13        $(0.83)
    Pro forma                                    2.40           0.13         (0.87)
Diluted net income (loss) per share
    As reported                                 $2.32          $0.13        $(0.83)
    Pro forma                                    2.35           0.12         (0.87)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2005:

                                                           Year ended
                                                           December 31,
                                                              2005
                                                           -----------
Risk-free interest rate                                       4.17%
Dividend yield                                                1.69%
Volatility factor                                               27%
Expected term of options (in years)                             10

There were no stock options granted in the three months ended December 31, 2004 or the year ended September 30, 2004.

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

Employee Stock Ownership Plan ("ESOP")
The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction to stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Net Income Per Share
Net income per share has been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares have been excluded from the computation of average shares outstanding.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards
The Financial Accounting Standards Board ("FASB") recently issued new accounting standards on share-based payments ("Statement 123R"). Statement 123R addresses accounting for share-based payments to employees, including our stock option plan. We will adopt Statement 123R in the first quarter of 2006 as required by the standard. Under the new rules, compensation expense will be based on the fair value of options granted, determined at the date of grant, spread over the employee's vesting or service period; whereas under previous rules, compensation expense was based on the intrinsic value of options granted, which was always zero for our plan. When we adopt Statement 123R in 2006, we do not expect a material impact on net income and net income per share based on current assumptions about the fair value of options granted. Previously reported net income and net income per share will not be restated.

Reclassifications
Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 consolidated financial statement presentation. These reclassifications had no effect on net income.

2.  Restrictions on Cash and Due from Banks
The Bank is required by law to maintain average reserve balances, in the form of vault cash and non-interest bearing balances with the Federal Reserve Bank, against a percentage of certain deposit liabilities. The reserve required was approximately $869,000 and $1,917,000 at December 31, 2005 and 2004,
respectively.

3.  Business Acquisition
On July 9, 2004, the Company acquired 78% of the outstanding common stock of Independence Bancorp, thus completing its acquisition of 100% of Independence Bancorp. The results of Independence Bancorp's operations have been included in the consolidated financial statements since that date. Independence Bancorp is the bank holding company of 1st Independence Bank located in New Albany, Indiana. As a result of the acquisition, the Company will have an opportunity to gain entry into the southern Indiana and greater Louisville, Kentucky markets. Also by retaining the charter of IB, the Company effected a conversion of the Bank from a federally chartered savings bank to a Kentucky chartered commercial bank.

The aggregate purchase price, including vested stock options, was $17,656,000. The value of the common shares issued was determined based upon their market value as of the acquisition date. The value of the vested options was determined using an option pricing model.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the remaining 78% interest of the outstanding common stock (in thousands).

Cash and cash equivalents                                    $  4,008
Securities                                                      6,224
Loans held for sale                                               771
Loans, net                                                     96,019
Premises and equipment                                          1,463
Core deposits                                                      27
Goodwill                                                       10,851
Other assets                                                    1,615
                                                             --------
            Total assets acquired                             120,978
                                                             --------
Deposits                                                       95,302
Long-term debt                                                  7,344
Other liabilities                                                 676
                                                             --------
             Total liabilities assumed                        103,322
                                                             --------
             Net assets acquired                             $ 17,656
                                                             ========

In connection with the acquisition of the remaining 78% interest in Independence Bancorp, the Company engaged an independent third party valuation professional to determine the amount of the core deposit intangible and adjusted its carrying value as of the acquisition date to the amount from the valuation. The third party valuation was $258,000, resulting in additional $27,000 allocation to the acquisition of the remaining 78% interest. The core deposit base has a useful life of approximately eight years and is being amortized using accelerated methods.

The goodwill acquired was assigned entirely to the banking segment of the Company. Of that total amount, none is expected to be deductible for tax purposes.

Premiums on loans and deposits are being amortized over 39 months and nine months, respectively, using the level yield method.

The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of the year ended September 30, 2004 (in thousands except per share data).

                                                           Year ended
                                                          September 30,
                                                              2004
                                                          ------------
Net interest income                                          $6,789
Net loss                                                     (1,162)
Basic and diluted net income per share                        (0.61)

4.  Completion of Subsidiary Disposal
On January 28, 2005 the Company completed the sale of its entire interest in its majority owned subsidiary, Citizens Financial Bank, Inc., to Porter Bancorp, Inc. for $2.3 million, pursuant to a Stock Purchase Agreement, dated as of October 22, 2004, between Porter Bancorp, Inc. and the Company. In accordance with Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the financial position and results of operations of Citizens prior to the sale were removed from the detail line items in the Company's financial statements and presented separately as "subsidiary held for disposal." Recorded goodwill related to the Company's investment in Citizens in the amount of $356,000 was written off as impaired in the fourth quarter of 2004.

In a related transaction, on January 28, 2005, the Company's subsidiary bank, 1st Independence Bank, Inc., purchased a commercial building located in Louisville, Kentucky, for $2.3 million from Ascencia Bank, Inc., an affiliate of Porter Bancorp, Inc.

The following is a condensed balance sheet as of December 31, 2004 and September 30, 2004 and a condensed statement of operations for the three month period ended December 31, 2004 and the year ended September 30, 2004 for Citizens (in thousands):

                                                                      December 31,      September 30,
                                                                          2004               2004
                                                                      -----------       -------------
Assets
Cash and cash equivalents                                               $ 1,796               $ 1,581
Available-for-sale securities                                             5,777                 7,189
Loans, net of allowance for loan losses of $596 at
    December 31, 2004 and $582 at September 30, 2004                     28,930                30,731
Premises and equipment, net                                                 209                   219
Other real estate owned                                                     404                   526
Other assets                                                              1,030                 1,098
                                                                        -------               -------
           Total assets                                                 $38,146               $41,344
                                                                        =======               =======
Liabilities
Deposits                                                                $31,829               $34,675
Federal funds purchased                                                     254                     -
FHLB advances                                                             1,949                 2,471
Other liabilities                                                            97                   118
                                                                        -------               -------
           Total liabilities                                             34,129                37,264
Stockholders' equity                                                      4,017                 4,080
                                                                        -------               -------
           Total liabilities and stockholders' equity                   $38,146               $41,344
                                                                        =======               =======

                                                           Three months ended         Year ended
                                                              December 31,           September 30,
                                                                  2004                   2004
                                                                  ----                   ----
Interest income                                                   $554                 $2,356
Interest expense                                                   236                  1,213
                                                                  ----                 ------
           Net interest income                                     318                  1,143
Provision for loan losses                                           13                     80
Noninterest income                                                  56                    202
Noninterest expense                                                337                  1,230
Income tax expense                                                  17                     13
                                                                  ----                 ------
           Net income                                             $  7                 $   22
                                                                  ====                 ======

5.  Securities
The amortized cost and approximate fair value of securities are as follows (in thousands):

                                                                    Gross          Gross
                                                  Amortized      Unrealized      Unrealized      Approximate
                                                    Cost            Gains         (Losses)        Fair Value
                                                 -----------    ------------    -----------    --------------
Available-for-sale securities
      December 31, 2005
          U.S. government agencies                   $ 1,999       $    1          $ (26)          $ 1,974
          State and municipal                          2,643           26            (59)            2,610
          Mortgage-backed                             11,705           16           (165)           11,556
          Equity securities                                -            -              -                 -
                                                     -------       ------          -----           -------
                                                     $16,347       $   43          $(250)          $16,140
                                                     =======       ======          =====           =======
      December 31, 2004
          U.S. government agencies                   $ 2,533       $    1          $  (9)          $ 2,525
          State and municipal                            485           21             (1)              505
          Mortgage-backed                             17,910          178            (77)           18,011
          Equity securities                               76        5,606              -             5,682
                                                     -------       ------          -----           -------
                                                     $21,004       $5,806          $ (87)          $26,723
                                                     =======       ======          =====           =======
      September 30, 2004
          U.S. government agencies                   $ 2,545       $    5          $  (1)          $ 2,549
          State and municipal                            485           22              -               507
          Mortgage-backed                             18,973          242            (51)           19,164
          Equity securities                               76        5,029              -             5,105
                                                     -------       ------          -----           -------
                                                     $22,079       $5,298          $ (52)          $27,325
                                                     =======       ======          =====           =======
Held-to-maturity securities
      December 31, 2005
          State and municipal                         $1,975       $   40          $ (41)           $1,974
          Mortgage-backed                                 -             -              -                --
                                                      ------       ------          -----            ------
                                                      $1,975       $   40          $ (41)           $1,974
                                                      ======       ======          =====            ======
      December 31, 2004
          State and municipal                         $2,148       $   58          $ (43)           $2,163
          Mortgage-backed                                  2            -              -                 2
                                                      ------       ------          -----            ------
                                                      $2,150       $   58          $ (43)           $2,165
                                                      ======       ======          =====            ======
      September 30, 2004
          State and municipal                         $2,151       $   68          $ (40)           $2,179
          Mortgage-backed                                  2            -              -                 2
                                                      ------       ------          -----            ------
                                                      $2,153       $   68          $ (40)           $2,181
                                                      ======       ======          =====            ======

The amortized cost and approximate fair value of available-for-sale securities and held-to-maturity securities at December 31, 2005, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Available for Sale                  Held to Maturity
                                               ---------------------------      ----------------------------
                                               Amortized       Approximate       Amortized       Approximate
                                                  Cost          Fair Value         Cost           Fair Value
                                              ------------    ------------      ------------   -------------
Due within one year                             $     -          $     -          $    5            $    5
Due after one year through five years             2,184            2,156             135               137
Due after five years through ten years              434              421           1,460             1,456
Due after ten years                               2,024            2,007             375               376
Mortgage-backed securities                       11,705           11,556               -                 -
Equity securites                                      -                -               -                 -
                                                -------          -------          ------            ------
                                                $16,347          $16,140          $1,975            $1,974
                                                =======          =======          ======            ======

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2,365,000, $879,000 and $925,000 at December 31, 2005, December 31, 2004, and September 30, 2004, respectively.

Gross gains of $5,012,000 and gross losses of $129,000 resulting from sales of available-for-sale securities were realized for the year ended December 31, 2005 and gross gains of $313 and gross losses of $7,514 resulting from sales of available-for-sale securities were realized for the year ended September 30, 2004. There were no sales of securities for the three months ended December 31, 2004.

The following table is a summary of investment securities with gross unrealized losses at December 31, 2005, December 31, 2004 and September 30, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

                                    Less than 12 months          12 months or longer                 Total
                                    -------------------          -------------------        -----------------------
                                                Unrealized                   Unrealized                   Unrealized
                                 Fair Value       Losses       Fair Value      Losses      Fair Value       Losses
                                 ----------     ----------     ----------    ----------    ----------     ----------
December 31, 2005
U.S. government agencies          $   974        $ (26)         $    -        $   -         $   974         $ (26)
State and municipal                 2,098          (56)            794          (44)          2,892          (100)
Mortgage-backed                    10,573         (165)              -            -          10,573          (165)
                                   ------        -----          ------        -----         -------         -----
Total temporarily impaired        $13,645        $(247)         $  794        $ (44)        $14,439         $(291)
                                  =======        =====          ======        =====         =======         =====

December 31, 2004
U.S. government agencies           $  503        $  (1)         $  991        $  (9)        $ 1,494         $ (10)
State and municipal                   639          (33)            214          (10)            853           (43)
Mortgage-backed                     1,582          (26)          4,836          (51)          6,418           (77)
                                   ------        -----          ------        -----         -------         -----
Total temporarily impaired         $2,724        $ (60)         $6,041        $ (70)        $ 8,765         $(130)
                                   ======        =====          ======        =====         =======         =====

September 30, 2004
U.S. government agencies           $1,506        $  (2)         $    -        $   -         $ 1,506         $  (2)
State and municipal                   458          (30)            218          (10)            676           (40)
Mortgage-backed                     3,402          (24)          3,420          (26)          6,822           (50)
                                   ------        -----          ------        -----         -------         -----
Total temporarily impaired         $5,366        $ (56)         $3,638        $ (36)        $ 9,004         $ (92)
                                   ======        =====          ======        =====         =======         =====

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

6.  Loans and Allowance for Loan Losses
The composition of the loan portfolio at each of the dates indicated was as follows (in thousands):

                             December 31,     December 31,      September 30,
                                2005               2004             2004
                                ----               ----             ----
Residential real estate       $128,949           $125,433        $115,879
Commercial real estate          46,731             35,746          31,297
Commercial                      23,757             21,040          16,983
Construction                    51,877             33,600          30,100
Consumer                         1,960              3,706           3,937
Home equity                     16,615             16,672          14,900
                               -------           --------        --------
          Total loans          269,889            236,197         213,096
Less allowance for loan losses   2,911              2,549           2,560
                              --------           --------        --------
           Net loans          $266,978           $233,648        $210,536
                              ========           ========        ========

Activity in the allowance for loan losses was as follows (in thousands):

                                                   Three months
                                    Year ended        ended        Year ended
                                    December 31,   December 31,   September 30,
                                        2005          2004            2004
                                        ----          ----            ----
Balance at the beginning of period    $2,549        $2,560          $  391
Allowance of Independence Bancorp          -             -           1,046
Provision for loan losses                354             -           1,203
Loans charged off                        (11)          (46)            (84)
Recoveries on loans                       19            35               4
                                      ------        ------          ------
Balance at end of period              $2,911        $2,549          $2,560
                                      ======        ======          ======

Impaired loans were as follows (in thousands):

                                                                     Three months
                                                   Year ended             ended        Year ended
                                                  December 31,       December 31,     September 30,
                                                      2005               2004             2004
                                                      ----               ----             ----
Impaired loans at end of period                       $514               $565             $688
Impaired loans at end of period with
      allowance allocated                              448                181               93
Allowance allocated for impaired loans                 128                102               72
Average impaired loans during the period               511                568              173
Interest income recognized during the period            19                  8                7
Interest income received during the period              18                  5                5


Nonperforming loans were as follows (in thousands):

                                   December 31,    December 31,   September 30,
                                      2005             2004           2004
                                      ----             ----           ----
Loans past due 90 days or more
   and still on accrual             $  130           $  332         $  363
Nonaccrual loans                     1,140              893            857
                                    ------           ------         ------
Total nonperforming loans           $1,270           $1,225         $1,220
                                    ======           ======         ======

Loans held for sale activity is as follows (in thousands):

                                                 Three months
                                   Year ended       ended          Year ended
                                   December 31,  December 31,     September 30,
                                       2005          2004             2004
                                       ----          ----             ----
Balance at the beginning of period  $ 2,344       $ 2,186          $     -
Acquired in business acquisition          -             -            1,358
Origination of loans held for sale   60,408        18,247           16,263
Sales proceeds                      (62,515)      (18,382)         (15,750)
Gain on sales of loans                1,041           293              315
                                    -------       -------          -------
Balance at end of period            $ 1,278       $ 2,344          $ 2,186
                                    =======       =======          =======

In conjunction with the mortgage banking activities, the Company enters into commitments to originate and commitments to sell loans, both of which are considered derivatives. The Company's commitments are generally for fixed rate mortgage loans, lasting 45 days and are at market rates when initiated. The Company had commitments to originate $2,669,000, $1,739,000 and $10,861,000 in loans as of December 31, 2005, December 31, 2004, and September 30, 2004, respectively, which it intends to sell.

7.  Premises and Equipment
A summary of premises and equipment follows (in thousands):

                                    December 31,   December 31,   September 30,
                                        2005           2004           2004
                                        ----           ----           ----
Land                                  $1,387         $  679         $  697
Buildings and improvements             5,714          3,323          3,268
Furniture, fixtures and equipment      2,460          2,332          2,038
Construction in progress                 151            304            176
                                      ------         ------         ------
                                       9,712          6,638          6,179
Less accumulated depreciation          1,497          1,253          1,157
                                      ------         ------         ------
    Net premises and equipment        $8,215         $5,385         $5,022
                                      ======         ======         ======

Depreciation expense was $613,000, $106,000 and $352,000 for the year ended December 31, 2005, the three months ended December 31, 2004 and the year ended September 30, 2004, respectively.

8.  Goodwill and Intangible Assets
The change in the carrying amount of goodwill is as follows (in thousands):

                                                  Three months
                                     Year ended       ended        Year ended
                                    December 31,   December 31,   September 30,
                                       2005           2004            2004
                                       ----           ----            ----
Balance at the beginning of period  $11,142        $11,188         $   356
Impairment                                -            (46)           (356)
Acquired goodwill                         -              -          11,188
                                    -------        -------         -------
Balance at end of period            $11,142        $11,142         $11,188
                                    =======        =======         =======

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

Acquired intangible assets are as follows (in thousands):

                                   December 31,    December 31,   September 30,
                                      2005            2004            2004
                                      ----            ----            ----
Core deposit intangible               $258            $258            $258
Less accumulated amortization           78              24               9
                                      ----            ----            ----
    Net core deposit intangible       $180            $234            $249
                                      ====            ====            ====

Estimated amortization expense for each of the next five years follows (in thousands):

                           2006                                        $47
                           2007                                         40
                           2008                                         33
                           2009                                         26
                           2010                                         19

9.  Leases
As a result of the merger, the Company assumed the following operating leases entered into by Independence Bancorp:

A lease was entered into in December 2000 to lease an office facility which is now the Bank's New Albany, Indiana branch from an entity owned by the Company's Chairman under an operating lease for 15 years. Base monthly rentals are $10,000, with increases in January 2006 and 2011 equal to the percentage increase in the U. S. Consumer Price Index - All Urban Consumers ("CPI-U") for the prior five-year period. The Company may purchase the facility at any time for $1,187,000, plus an increase equal to the percentage increase in the CPI-U from January 1, 2001, until the month of purchase.

A lease was entered into in December 2001 to lease an office building for the Bank's Jeffersonville, Indiana branch. This three year operating lease was from January 1, 2002, through year-end 2004 with three three-year renewal options. In March 2005, the Bank exercised its option to purchase the facility for $322,000.

A lease was entered into in August 2002 to lease an office facility for the Bank's mortgage banking operations. This three year operating lease was from August 1, 2002, to July 31, 2005, with a two-year renewal option. Monthly payments were $2,200, $2,300 and $2,400 through July 2003, 2004 and 2005, respectively. The Bank moved its mortgage banking operations to a building that was purchased in 2005 by the Bank and did not renew this lease.

A lease was entered into in April 2003 to lease an office building for the Bank's St. Matthews, Kentucky branch. This 15-year operating lease is from May 1, 2003, through April 30, 2018, with a five-year renewal option. Monthly payments are $4,000, $4,500, $5,000, $6,500 and $8,000 through April 2005, 2007,
2009, 2013 and 2018, respectively.

A lease was entered into in May 2004 to lease an office facility for the Bank's Clarksville, Indiana branch from an entity owned by the Company's Chairman under an operating lease starting in October 2004 for 15 years. The lease contains a provision for additional rent in addition to the base rent for common area expenses. This common area expense rent adjusts annually based upon the actual expenses paid by the landlord. Monthly payments are $4,550, $5,155 and $5,855 through September 2009, 2014 and 2019, respectively.

Rent expense for operating leases was $267,000, $64,000 and $40,000 for the year ended December 31, 2005, the three months ended December 31, 2004, and the year ended September 30, 2004, respectively. Rent expense paid to related parties was $181,000, $44,000 and $30,000 for the year ended December 31, 2005, the three months ended December 31, 2004, and the year ended September 30, 2004, respectively. Rent commitments under noncancelable operating leases at December 31, 2005 were as follows, before considering renewal options (in thousands):

                           2006                                       $  237
                           2007                                          239
                           2008                                          235
                           2009                                          248
                           2010                                          260
                           Thereafter                                  1,845
                                                                      ------
                                                                      $3,064
                                                                      ======
10.  Interest-bearing deposits
Interest-bearing time deposits in denominations of $100,000 or more were $68,962,000, $60,030,000 and $52,012,000 on December 31, 2005, December 31,
2004, and September 30, 2004, respectively. Time deposits include $59,618,000 and $35,525,000 of brokered deposits at December 31, 2005 and December 31, 2004, respectively. There were no brokered deposits at September 30, 2004.

At December 31, 2005, the scheduled maturities of time deposits are as follows (in thousands):

                           2006                                     $161,008
                           2007                                       27,406
                           2008                                        5,407
                           2009                                        1,880
                           2010                                          830
                           Thereafter                                  1,055
                                                                    --------
                                                                    $197,586
                                                                    ========
11.  Short-term Borrowings
Short-term borrowings were as follows (in thousands):

                                                     December 31,      December 31,     September 30,
                                                         2005              2004             2004
                                                         ----              ----             ----
Securities sold under agreements to repurchase        $   747           $   733           $  621
Single maturity FHLB advance with variable
    rate of 4.33% and maturity date of March
    22, 2006                                           18,000                 -                -
Single maturity FHLB advances with variable
    rate of 2.42% and maturity dates of January
    14, 2005, through February 18, 2005                     -            22,500                -
Single maturity FHLB advances with variable
    rate of 2.03% and maturity dates of October
    29, 2004 and November 23, 2004                          -                 -            6,500
                                                      -------           -------           ------
                                                      $18,747           $23,233           $7,121
                                                      =======           =======           ======

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by the underlying securities and such collateral is held by First Tennessee Bank. The maximum amount of outstanding agreements at any month end during the year ended December 31, 2005, the three months ending December 31, 2004, and the year ended September 30, 2004, totaled $747,000, $733,000 and $782,000, respectively, and the average of such agreements totaled $514,000, $574,000 and $626,000 for the year ended December 31, 2005, the three months ended December 31, 2004 and the year ended September 30, 2004, respectively. The agreements at December 31, 2005, mature within one to three days.

The Company had a $2.5 million line of credit with an unaffiliated institution that the Company elected to cancel in January 2006. The Company had never borrowed against the line of credit.

12.  Long-term Debt
Long-term debt was as follows (in thousands):

                                                     December 31,      December 31,      September 30,
                                                         2005              2004              2004
                                                         ----              ----              ----
FHLB advance with fixed rate of 5.20% with
    maturity date of March 7, 2011                    $ 1,000           $ 1,000            $ 1,000
FHLB advance with fixed rate of 1.95% with
    maturity date of June 9, 2006                       3,000             3,000              3,000
FHLB advance with fixed rate of 2.32% with
    maturity date of September 12, 2005                     -               968                955
Subordinated debentures                                 9,279             9,279              9,279
                                                      -------           -------            -------
                                                      $13,279           $14,247            $14,234
                                                      =======           =======            =======

The FHLB advances are secured by mortgage loans; the minimum balance required was approximately $27,800,000, $37,125,000 and $17,250,000 at December 31, 2005,
December 31, 2004, and September 30, 2004, respectively. The advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of FHLB borrowings at December 31, 2005, were (in thousands):

                           2006                                        $3,000
                           2011                                         1,000
                                                                       ------
                                                                       $4,000
                                                                       ======

The subordinated debentures relate to transactions entered into as part of the formation of two separate trusts in 2003. One trust (Harrodsburg Statutory Trust
I) was formed by the Company and the other trust (Independence Bancorp Statutory Trust I) was formed by Independence Bancorp and acquired by the Company as part of the acquisition of Independence. Both trusts were formed to issue trust preferred securities as part of pooled offerings. The Company issued $5,155,000 of subordinated debentures and Independence issued $4,124,000 of subordinated debentures to the respective trusts in exchange for the proceeds of the offerings. Issuance costs are being amortized over the life of the preferred securities. Distributions on each issue are paid quarterly on March 26, June 26, September 26 and December 26 of each year.

The subordinated debentures, which mature March 26, 2033, are redeemable prior to the maturity date at the option of the Company on or after March 26, 2008 at their principal amount plus accrued interest. As defined in the trust indentures, the prepayment would require prior approval of the Board of Governors of the Federal Reserve System. The Company also has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed twenty consecutive quarters. If payments are deferred, the Company is prohibited from paying dividends to its common stockholders.

The $5,155,000 subordinated debentures bear interest at 6.4% through March 26, 2008 and thereafter a variable rate with repricing quarterly based on the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. The $4,124,000 subordinated debentures bear interest at a variable rate repricing quarterly based on the three-month LIBOR plus 3.15%. At December 31, 2005 that rate was 7.67%.

During the year ended September 30, 2004, the Company applied the provisions of Financial Accounting Standards Board Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities", to its trust preferred security issues. The primary impact of this change was to report the Company's subordinated debentures to the Trusts on the face of the accompanying balance sheet rather than the capital notes issued by the Trust, as was previously presented. This change has been made for all periods presented. This change did not have a material impact on the Company's total assets, liabilities, stockholders' equity or results of operations.

13.  Income Taxes
The provision (benefit) for income taxes includes these components (in thousands):

                                                    Three months
                                      Year ended       ended       Year ended
                                     December 31,   December 31,  September 30,
                                        2005          2004           2004
                                        ----          ----           ----
Current                               $2,270           $27          $   5
Deferred                                   3            68           (768)
                                      ------           ---          -----
        Income tax expense (benefit)  $2,273           $95          $(763)
                                      ======           ===          =====

A reconciliation of income tax expense (benefit) at the statutory rate to the Company's actual income tax expense (benefit) is shown below (in thousands):


                                                    Three months
                                      Year ended       ended       Year ended
                                     December 31,   December 31,  September 30,
                                        2005          2004           2004
                                        ----          ----           ----
Computed at the statutory rate of 34% $2,296          $114          $(631)
Increase (decrease) resulting from:
    State income taxes                    97             5            (41)
    Tax exempt interest                  (79)          (16)           (25)
    Nondeductible expenses                13             4              6
    Increase in cash surrender value
        of life insurance                (64)          (15)           (60)
    Other                                 10             3            (12)
                                      ------          ----          -----
        Income tax expense (benefit)  $2,273          $ 95          $(763)
                                      ======          ====          =====

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

                                                       December 31,   December 31,  September 30,
                                                           2005          2004          2004
                                                           ----          ----          ----
Deferred tax assets
    Allowance for loan losses                             $ 971         $ 871         $ 875
    Basis differential in equity method investment            -           211           208
    ESOP liability                                           57            67            57
    Deferred loan fees                                      283           227           226
    Net operating loss and charitable contribution
       carryovers                                             -           119           179
    Alternative minimum tax credit carryover                  -             9            --
    Transaction costs                                        35            38            38
    Accrued salary costs                                      -            17            30
    Building donation                                        90             -            --
    Unrealized losses on available-for-sale securities       71             -            --
    Other                                                     4             -            --
                                                          -----        ------        ------
        Total deferred tax assets                         1,511         1,559         1,613
                                                          -----        ------        ------
Deferred tax liabilities
    Depreciation                                            386           400           345
    Federal Home Loan Bank stock dividends                  532           511           503
    Unrealized gains on available-for-sale securities         -         1,944         1,784
    Core deposit intangible                                  64            78            90
    Fair market value adjustments                           141           236           273
    Other                                                     1            15            15
                                                          -----        ------        ------
        Total deferred tax liabilities                    1,124         3,184         3,010
                                                          -----        ------        ------
        Net deferred tax (assets) liabilities             ($387)       $1,625        $1,397
                                                          =====        ======        ======

Retained earnings at December 31, 2005, December 31, 2004, and September 30, 2004, include approximately $2,135,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $726,000 at December 31, 2005, December 31, 2004, and September 30, 2004.

14.  Capital Requirements and Restrictions on Retained Earnings
Banks and holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

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

At year-end 2005, the Company and the Bank were considered well capitalized under these regulations. Actual and required capital amounts and ratios are presented below (in thousands except ratios).

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                      For Capital Adequacy        Prompt Corrective
                                                     Actual                 Purposes              Action Provisions
                                               -----------------      --------------------       -------------------
                                               Amount      Ratio       Amount        Ratio        Amount       Ratio
                                               ------      -----       ------        -----        ------       -----
As of December 31, 2005
    Total capital (to risk-weighted assets)
         Consolidated                         $38,987       15.1%     $20,671         8.0%       $25,839        10.0%
         Bank                                  35,082       13.6       20,643         8.0         25,804        10.0
    Tier 1 capital (to risk-weighted assets)
         Consolidated                          33,845       13.1       10,335         4.0         15,503         6.0
         Bank                                  32,171       12.5       10,322         4.0         15,482         6.0
    Tier 1 capital (to average assets)
         Consolidated                          33,845       10.2       13,269         4.0         16,586         5.0
         Bank                                  32,171        9.7       13,212         4.0         16,515         5.0

As of December 31, 2004
    Total capital (to risk-weighted assets)
         Consolidated                         $36,984       15.6%     $19,019         8.0%       $23,773        10.0%
         Bank                                  31,642       15.1       16,775         8.0         20,968        10.0
    Tier 1 capital (to risk-weighted assets)
         Consolidated                          31,555       13.3        9,509         4.0         14,264         6.0
         Bank                                  26,570       12.7        8,387         4.0         12,581         6.0
    Tier 1 capital (to average assets)
         Consolidated                          31,555        9.6       13,184         4.0         16,480         5.0
         Bank                                  26,570        9.5       11,187         4.0         13,983         5.0

As of September 30, 2004
    Total capital (to risk-weighted assets)
         Consolidated                         $35,898       16.2%     $17,704         8.0%       $22,130        10.0%
         Bank                                  30,372       15.8       15,339         8.0         19,174        10.0
    Tier 1 capital (to risk-weighted assets)
         Consolidated                          30,854       13.9        8,852         4.0         13,278         6.0
         Bank                                  25,709       13.4        7,670         4.0         11,504         6.0
    Tier 1 capital (to average assets)
         Consolidated                          30,854        9.9       12,463         4.0         15,579         5.0
         Bank                                  25,709       10.0       10,296         4.0         12,870         5.0


The Bank is subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year's net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. The Company's ability to pay dividends is substantially determined by the Bank's ability to pay dividends to the Company. At January 1, 2006, the Bank could pay dividends of approximately $5,278,000 to the Company without regulatory approval.

15.  Related Party Transactions
Loans to executive officers and directors, including loans to affiliated companies of which executive officers and directors are principal owners, and loans to members of the immediate family of such persons are summarized as follows (in thousands):
                                                    Three months
                                     Year ended        ended        Year ended
                                    December 31,    December 31,   September 30,
                                        2005           2004           2004
                                        ----           ----           ----
Balance at beginning of period        $5,397         $4,571          $ 451
Changes in composition of related
    parties                            4,308              -              -
New loans, including renewals and
    advances                           4,026            832          4,727
Payments, including renewals          (3,748)            (6)          (607)
                                      ------         ------         ------
Balance at end of period              $9,983         $5,397         $4,571
                                      ======         ======         ======

In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Deposits from related parties held by the Bank at December 31, 2005, December 31, 2004, and September 30, 2004, totaled $839,000, $1,578,000 and $826,000, respectively.

Leases from related parties are disclosed in Note 9.

16.  Employee Benefits
The Bank terminated its noncontributory defined benefit pension plan (Pension Trust) as of July 9, 2004, and accrued a termination payment of $231,000 in the fourth quarter of the year ending September 30, 2004, upon determining the termination liability. The multi-employer pension plan covered all full-time employees with one year of service who had attained the age of 21. Pension expense, including termination payments, for the three month period ended December 31, 2004, and the year ended September 30, 2004, was $0 and $306,000, respectively.

The Bank has a retirement savings 401(k) plan covering substantially all employees. The Company amended the plan at the time of merger allowing employees to contribute up to 15% of their compensation with 1st Independence Bank, which is matched at a discretionary rate determined annually by the board of directors. Prior to the amendment, employees could contribute up to 15% of their compensation with the Bank matching 25% of the employee's contribution on the first 6% of the employee's compensation. Employer contributions charged to expense for the year ended December 31, 2005, the three months ended December 31, 2004 and the year ended September 30, 2004, were $91,000, $21,000 and $35,000, respectively.

As part of the conversion of the Bank from the mutual to stock form of ownership, in 1995 the Company established an employee stock ownership plan ("ESOP") covering substantially all employees of the Bank. The ESOP acquired 174,570 shares of Company common stock at $10 per share at the time of the conversion with funds provided by a loan from the Company. Accordingly, $1,745,700 of common stock acquired by the ESOP was shown as a reduction of stockholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to reduce the Bank's obligation to repay the loan and are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions are made to the ESOP.

ESOP expense for the year ended December 31, 2005, the three month ended December 31, 2004, and the year ended September 30, 2004, was $210,000, $50,000 and $89,000, respectively.

                                      December 31,  December 31,  September 30,
                                          2005          2004          2004
                                          ----          ----          ----
Allocated shares                       119,925       117,268       106,705
Shares released for allocation          10,941         2,657        10,563
Unearned shares                         38,024        48,965        51,622
Less shares distributed to former
    employees                          (10,303)            -             -
                                      --------      --------    ----------
        Total ESOP shares              158,587       168,890       168,890
                                      ========      ========    ==========

Fair value of unearned shares         $703,444      $929,356    $1,032,440
                                      ========      ========    ==========

17.  Stock Incentives
The Company has two stock option plans. The 1996 plan is a fixed option plan under which the Company may grant options that vest over four years (20% immediate and 20% on each of the next four anniversary dates) to selected employees for up to 200,000 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant. An option's maximum term is 10 years. At December 31, 2005, 20,000 options remain available to be granted under this plan.

In July 2004, the Company formed a second plan for up to 300,000 shares of the Company's common stock. The plan allows for both incentive and non-qualified options to be granted at the discretion of the Company's board of directors, generally with ten year maturities and with a three year vesting schedule (25% immediate and 25% on each of the next three anniversary dates). Commensurate with the Company's acquisition of Independence, 60,300 options of Independence were transferred into the plan at their existing terms. At December 31, 2005, 232,200 options remain available to be granted under this plan.

In addition to the two stock option plans described above, the Company has a restricted stock plan that was approved by the stockholders of the Company in 1997. The restricted stock plan allows for awards to selected employees for up to 85,000 shares of the Company's common stock. Awards made to employees under the plan have a five year vesting schedule (20% on each of the five anniversary dates following the date of grant). The Company expenses the restricted stock awards over the years during which the shares vest based on the fair market value of the common stock at the date of the grant to the employee. As of December 31, 2005, 1,500 shares had been awarded that were still outstanding.

The following summarizes activity under the plans for the years 2003, 2004 and 2005:

                                                                                               Restricted
                                                                  Options                        Stock
                                        ---------------------------------------------------  -------------
                                                            Range of
                                                            Exercise       Weighted Average
                                            Shares           Prices         Exercise Price       Shares
                                         ----------     ----------------   ---------------     ----------
Outstanding September 30, 2003              200,000     $11.26 to $16.50        $16.29                -
   Granted                                        -                   -              -                -
   Options transferred in
        acquisition of Independence          60,300      $8.00 to $10.00         $8.82                -
   Exercised                                 (5,000)              $16.50        $16.50                -
   Forfeited                                      -                    -             -                -
                                            -------                                               -----
Outstanding September 30, 2004              255,300      $8.00 to $16.50        $14.52                -
   Granted                                        -                    -             -                -
   Exercised                                 (3,000)              $10.00        $10.00                -
   Forfeited                                                           -             -                -
                                            -------                                               -----
Outstanding December 31, 2004               252,300      $8.00 to $16.50        $14.58                -
   Granted                                   10,000               $18.99        $18.99            2,000
   Exercised                                (54,500)     $8.00 to $16.50        $15.61                -
   Forfeited                                (22,500)    $13.50 to $18.99        $16.11             (500)
                                            -------                                               -----
Outstanding December 31, 2005               185,300      $8.00 to $18.99        $14.33            1,500
                                            =======                                               =====
   (Weighted average contractual
     life of 2.6 years)

Exercisable Options:
   September 30, 2004                       253,300      $8.00 to $16.50        $14.55
   December 31, 2004                        250,300      $8.00 to $16.50        $14.61
   December 31, 2005                        179,675      $8.00 to $18.99        $14.18


The following table summarizes information about stock options outstanding at December 31, 2005:

                                      Options  Outstanding                       Options  Exercisable
                         ------------------------------------------------    -----------------------------
                                             Weighted
                                             Average          Weighted                          Weighted
      Range of              Number         Contractual        Average           Number          Average
  Exercise Prices        Outstanding           Life        Exercise Price    Exercisable     Exercise Price
  ---------------        -----------           ----        --------------    -----------     --------------
            $8.00            34,050          4.1 years           $8.00          34,050             $8.00
           $10.00            16,250          7.1 years          $10.00          16,250            $10.00
           $11.26             5,000          6.1 years          $11.26           5,000            $11.26
 $16.50 to $18.99           130,000          1.5 years          $16.64         124,375            $16.54
                            -------                                            -------
  $8.00 to $18.99           185,300          2.6 years          $14.33         179,675            $14.18
                            =======                                            =======

The weighted average fair value of stock options granted in 2005 was $6.65.

18.  Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                     Three months
                                                                     Year ended          ended            Year ended
                                                                    December 31,     December 31,        September 30,
                                                                        2005             2004                2004
                                                                        ----             ----                ----
Income (numerator) amounts used for basic and diluted per
share computations:
    Income (loss) from continuing operations                          $4,489             $236             $(1,106)
                                                                      ======             ====             =======
    Income from discontinued operations                               $    4             $  7             $    23
                                                                      ======             ====             =======
    Net income (loss)                                                 $4,481             $240             $(1,093)
                                                                      ======             ====             =======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding               1,889            1,864               1,318
                                                                       =====            =====               =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding               1,889            1,864               1,318
     Plus: dilutive effect of stock options                               40               53                   -
                                                                       -----            -----               -----
           Adjusted weighted average shares                            1,929            1,917               1,318
                                                                       =====            =====               =====

Basic net income (loss) per share:
    Income (loss) from continuing operations                           $2.38            $0.13              $(0.84)
    Income from discontinued operations                                    -                -                0.02
    Net income (loss)                                                   2.37             0.13               (0.83)

Diluted net income (loss) per share:
    Income (loss) from continuing operations                           $2.33            $0.12              $(0.84)
    Income from discontinued operations                                    -                -                0.02
    Net income (loss)                                                   2.32             0.13               (0.83)

Options to purchase 255,300 common shares, which equates to 46,325 incremental common equivalent shares for the year ended September 30, 2004 were excluded from the diluted calculations above as their effect would have been antidilutive. In addition, options to purchase 7,500 common shares for the year ended December 31, 2005 were excluded from the diluted calculations above because the exercise price on the options were greater than the average market price for certain periods within the year.


19.  Disclosures About Fair Value of Financial Instruments
The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate (in thousands).

                                         December 31, 2005          December 31, 2004           September 31, 2004
                                         -----------------          -----------------           ------------------
                                        Carrying        Fair        Carrying      Fair          Carrying        Fair
                                         Amount         Value        Amount       Value          Amount         Value
                                      -----------    ---------     ---------   -----------     ----------   -----------
Financial assets
    Cash and cash equivalents            $ 21,563     $ 21,563       $ 9,946       $ 9,946       $ 12,064      $ 12,064
    Interest-bearing deposits                 100          100           100           100            100           100
    Available-for-sale securities          16,140       16,140        26,723        26,723         27,325        27,325
    Held-to-maturity securities             1,975        1,974         2,150         2,165          2,152         2,180
    Loans held for sale                     1,278        1,297         2,344         2,379          2,187         2,220
    Loans, net of allowance for
         loan losses                      266,978      266,091       233,648       234,685        210,536       211,450
    FHLB stock                              2,688        2,688         2,588         2,588          2,568         2,568
    Interest receivable                     1,665        1,665         1,129         1,129          1,117         1,117

Financial liabilities
    Deposits                             $264,323     $263,115      $223,308      $222,488       $219,817      $219,498
    Short-term borrowings                  18,747       18,747        23,233        23,233          7,121         7,121
    Long-term debt                         13,279       13,268        14,247        14,283         14,234        14,267
    Interest payable                          666          666           272           272            290           290


The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents, Interest-bearing Deposits, FHLB Stock and Interest Receivable
The carrying amount approximates fair value.

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

Commitments to Originate Loans, Letters of Credit and Lines of Credit
The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments to originate loans, letters of credit and lines of credit are not material.

20.  Significant Estimates and Concentrations and Contingencies
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the note on commitments and credit risk.

The Company is a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with certain statements made in connection with the Company's offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss for this litigation and, after discussion with legal counsel, believes the ultimate results of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.

21.  Commitments and Credit Risks

Commitments to Originate Loans
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2005, December 31, 2004, and September 30, 2004, the Bank had outstanding commitments to originate loans aggregating approximately $3,283,000, $15,597,000 and $17,679,000, respectively. The Bank also had commitments to originate approximately $2,669,000, $1,739,000 and $10,861,000, respectively, of fixed rate loans for sale into the secondary market. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Letters of Credit
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Bank had total outstanding letters of credit amounting to approximately $2,474,000, $2,886,000 and $1,579,000, at December 31, 2005, December 31, 2004,
and September 30, 2004, respectively.

Lines of Credit
Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2005, December 31, 2004 and September 30, 2004, the Bank had granted unused lines of credit to borrowers aggregating approximately $57,117,000, $38,626,000 and $46,000, respectively.

Cash and Cash Equivalents
At December 31, 2005, the Company had approximately $5,871,000 of deposits with correspondent banks in excess of federally insured amounts.

Bank Owned Life Insurance
As of December 31, 2005, the Company's investment in life insurance of $3,235,000 was with one insurance company.

22. Selected Quarterly Financial Data (unaudited) All amounts are in thousands except per share data.

                                                                                 Quarter
                                                              --------------------------------------------
                                                                1st         2nd         3rd          4th
                                                              -------     -------      ------      -------
2005
----
Interest and dividend income                                   $4,085      $4,398      $4,766       $5,197
Interest expense                                                1,720       1,902       2,108        2,464
Net interest income                                             2,365       2,496       2,658        2,733
Provision for loan losses                                         202           -          60           92
Net interest income after provision for loan losses             2,163       2,496       2,598        2,641
Noninterest income                                              5,489         642         291          535
Noninterest expense                                             2,859       2,436       2,248        2,550
Net income                                                      3,109         483         462          427

Net income per share:
    Basic                                                        1.66        0.26        0.24         0.22
    Diluted                                                      1.62        0.25        0.24         0.22

2004
----
Interest and dividend income                                   $1,639      $1,640      $3,327       $3,790
Interest expense                                                  756         724       1,307        1,460
Net interest income                                               883         916       2,020        2,330
Provision for loan losses                                           5          21       1,177            -
Net interest income after provision for loan losses               878         895         843        2,330
Noninterest income                                                 72          (9)        516          538
Noninterest expense                                               808       1,902       2,592        2,537
Net income (loss)                                                 134        (656)       (754)         240

Net income (loss) per share:
    Basic                                                        0.11       (0.56)      (0.43)        0.13
    Diluted                                                      0.11       (0.56)      (0.43)        0.13

The net income for the first quarter of 2005 includes a securities gain of $3.3 million or $1.77 per basic share and $1.72 per diluted share securities.


23.  1st Independence Financial Group, Inc. (parent company only)

                            Condensed Balance Sheets
                                 (in thousands)

                                                               December 31,     December 31,    September 30,
                                                                   2005            2004             2004
                                                              ------------     -------------    ------------
Assets
Cash and cash equivalents                                          $ 1,420          $   345         $   539
Investment in subsidiaries                                          43,373           43,969          43,071
Available-for-sale securities                                          974              992             999
Note receivable                                                        541              673             922
Debt issuance costs, net of accumulated amortization                   127              132             133
Other assets                                                         1,138              883             873
                                                                   -------          -------         -------
          Total assets                                             $47,573          $46,994         $46,537
                                                                   =======          =======         =======
Liabilities and Stockholders' Equity
Subordinated debentures                                            $ 9,279          $ 9,279         $ 9,279
Dividends payable                                                        -                -             170
Other liabilities                                                       33                9               7
Stockholders' equity                                                38,261           37,706          37,081
                                                                   -------          -------         -------
          Total liabilities and stockholders' equity               $47,573          $46,994         $46,537
                                                                   =======          =======         =======

                       Condensed Statements of Operations
                                 (in thousands)

                                                                                        Three months
                                                                        Year ended         ended         Year ended
                                                                        December 31,    December 31,    September 30,
                                                                           2005             2004            2004
                                                                       ------------     ------------   -------------
Income
       Cash dividends from subsidiaries                                      $    -          $   -         $     -
       Other income                                                              85             20             141
                                                                             ------          -----         -------
            Total income                                                         85             20             141
                                                                             ------          -----         -------
Expenses
       Interest expense                                                         600            137             381
       Amortization of core deposit intangibles and debt issuance costs           5              1              35
       Other expenses                                                           732            343             720
                                                                             ------          -----         -------
            Total expenses                                                    1,337            481           1,136
                                                                             ------          -----         -------
Income (loss) from continuing operations before income
    taxes, equity in undistributed net income of subsidiary, and
    equity in undistributed net income of subsidiary held for disposal       (1,252)          (461)           (995)
Income tax expense (benefit) from continuing operations                        (467)          (162)           (207)
                                                                             ------          -----         -------
Income (loss) from continuing operations before equity in
    undistributed net income (loss) of subsidiary, and equity in
    undistributed net income of subsidiary held for disposal                   (785)          (299)           (788)
Equity in undistributed net income (loss) of subsidiary from
    continuing operations                                                     5,266            535            (317)
Equity in undistributed net income of subsidiary held for disposal                -              4              12
                                                                             ------          -----         -------
Net income (loss)                                                            $4,481          $ 240         $(1,093)
                                                                             ======          =====         =======

               Condensed Statements of Cash Flows
                         (in thousands)

                                                                                 Three months
                                                                    Year ended      ended        Year ended
                                                                   December 31,   December 31,  September 30,
                                                                       2005          2004           2004
                                                                  ------------   ------------    -----------
Cash flows from operating activities:
   Net income (loss)                                                  $ 4,481          $ 240       $(1,093)
   Adjustments to reconcile net income to net cash (used in)
   operations:
        Amortization of core deposit intangibles and debt
          issuance costs                                                    5              1            35
        Amortization of unearned compensation on restricted stock           5              -             -
        Deferred income taxes                                               -             (3)         (194)
        Amortization of premiums on securities                              -              -            15
        Net realized losses on available-for-sale securities                -              -             7
        Goodwill impairment                                                 -             12           356
        Undistributed net income of subsidiary                         (5,266)          (535)          317
        Undistributed net income of unconsolidated statutory trusts         2              -             -
        Income from discontinued operations                                 -             (4)          (12)
    Changes in:
             (Increase) in other assets                                  (304)           (16)         (536)
             Increase (decrease) in other liabilities                      24           (168)         (190)
                                                                  -----------   ------------   -----------
                 Net cash (used in) operating activities               (1,053)          (473)       (1,295)
                                                                  -----------   ------------   -----------
Cash flows from investing activities:
   Repayment of note receivable                                           132            249            60
   Proceeds from the sales of available-for-sale securities                 -              -         1,740
   Proceeds from maturities of available-for-sale securities                -              -           183
   Proceeds from sale of subsidiary                                     2,300              -             -
   Additional capital contributed to subsidiary                           (20)             -             -
   Cash acquired in acquisition                                             -              -           176
                                                                  -----------   ------------   -----------
        Net cash provided by investing activities                       2,412            249         2,159
                                                                  -----------   ------------   -----------
Cash flows from financing activities:
   Purchase of treasury stock                                               -              -          (197)
   Proceeds from exercise of stock options                                470             30            82
   Cash dividends paid                                                   (754)             -          (517)
                                                                  -----------   ------------   -----------
        Net cash provided by (used in) financing activities              (284)            30          (632)
                                                                  -----------   ------------   -----------
Net (decrease) increase in cash and cash equivalents                    1,075           (194)          232
Cash and cash equivalents at beginning of period                          345            539           307
                                                                  -----------   ------------   -----------
Cash and cash equivalents at end of period                            $ 1,420          $ 345       $   539
                                                                  ===========   ============   ===========

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 8A. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures

         Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting identified by the principal executive officer or principal financial officer that occurred in the three month period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Other than the information set forth below regarding the Company's "Code of Ethics," information concerning this item is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB and instead is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which the Company intends to file with the Commission not later than 120 days after December 31, 2005.

Code of Ethics

         The Company adopted a Code of Conduct for its Principal Executive Officer and Senior Financial Officers (the "Code of Conduct") in June 2003. The Code of Conduct is available free of charge by writing to the Secretary of the Company at 104 South Chiles Street, Harrodsburg, Kentucky, 40330-1620.

Item 10. Executive Compensation.

         Information concerning this item is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB and instead is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which the Company intends to file with the Commission not later than 120 days after December 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Information concerning this item is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB and instead is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which the Company intends to file with the Commission not later than 120 days after December 31, 2005.

Item 12. Certain Relationships and Related Transactions.

         Information concerning this item is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB and instead is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which the Company intends to file with the Commission not later than 120 days after December 31, 2005.

Item 13. Exhibits.

(a) The following exhibits are filed as part of this report.

         Exhibit
         number                               Description
         -------            -------------------------------------------------
           2.1              Stock Purchase Agreement (incorporated by reference
                            to Exhibit 2.1 to the Company's Form 8-K filed on October 22, 2004).

           2.2 Contract of Sale (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on October 22, 2004).

           3.1 Certificate of Incorporation (incorporated by reference from the Exhibits to the Company's Form S-1 Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458).

           3.2 Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB filed on December 29, 2004).

           3.3 Bylaws (incorporated by reference from the Exhibits to the Company's Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458).

          10.1* 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on December 29, 1997).

          10.2* Restricted Stock Plan and Trust Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed on December 29, 1997).

          10.3* Form of Employment Agreement for N. William White (incorporated by reference to Exhibit 10.6 to the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No.
                             333-113163).

          10.4* Form of Employment Agreement for R. Michael Wilbourn (incorporated by reference to Exhibit 10.7 to the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163).

          10.5* Form of Employment Agreement for Kathy L. Beach (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB filed on December 29, 2004).

          10.6* 2004 Omnibus Stock Option Plan (incorporated by reference to Appendix G to the proxy statement/ prospectus contained in the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163).

          10.7              Bank Lease with Chalfant Industries, Inc.
                            (incorporated by reference to Exhibit 10.9 to the Company's Form 10-KSB filed on December 29, 2004).

          10.8* Form of Stock Option Award under the 1996 Stock Option Plan (incorporated by reference to Exhibit
                            99.3 to the Company's Form S-8 Registration
                            Statement, initially filed on August 13, 2004, Registration No. 333-118198).

          10.9* Form of Restricted Stock Agreement under the Restricted Stock Plan and Trust Agreement (incorporated by reference to Exhibit 99.5 to the Company's Form S-8 Registration Statement, initially filed on August 13, 2004, Registration No. 333-118198).

          10.10* Form of Stock Award Agreement under the 2004 Omnibus Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Post Effective Amendment No. 1 Under Cover of Form S-8 to Form S-4 Registration Statement, initially filed on August 13, 2004, Registration No. 333-113163).

          10.11* Severance Agreement and Release, dated March 31, 2005, by and among the Company, 1st Independence Bank and Arthur L. Freeman (incorporated by reference to Exhibit 10.13 to the Company's
                            Form 8-K filed on April 1, 2005).

          14.1 Code of Ethics for Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Company's Form 10-KSB filed on December 23, 2003).

          21.1              Subsidiaries of the Registrant.

          23.1              Consent of BKD, LLP.

          31.1 Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Executive Officer
                            ("Section 302 Certifications").

          31.2 Rule 13a-14 (a) / 15d-14 (a) Certification of Principal Financial Officer
                            ("Section 302 Certifications").

          32.1              Section 1350 Certifications
                            ("Section 906 Certifications").

          * Management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services.

         Information concerning this item is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB and instead is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which the Company intends to file with the Commission not later than 120 days after December 31, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    1st INDEPENDENCE FINANCIAL GROUP, INC.

Date: March 16, 2006               By /s/ N. William White
                                       ---------------------------------------
                                          N. William White, President and
                                          Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                         Title                      Date
         ---------                         -----                      ----

/s/ Matthew C. Chalfant
-----------------------------
Matthew C. Chalfant              Chairman of the Board and        March 16, 2006
                                 Director

/s/ N. William White
-----------------------------
N. William White                 President, Chief Executive       March 16, 2006
                                 Officer and Director
                                 (Principal Executive Officer)

/s/ Jack L. Coleman, Jr.
-----------------------------
Jack L Coleman, Jr.              Director                         March 16, 2006

/s/ James W. Dunn
-----------------------------
James W. Dunn                    Director                         March 16, 2006

/s/ Thomas Les Letton
-----------------------------
Thomas Les Letton                Director                         March 16, 2006

/s/ Stephen R. Manecke
-----------------------------
Stephen R. Manecke               Director                         March 16, 2006

/s/ Charles Moore II
-----------------------------
Charles Moore II                 Director                         March 16, 2006

/s/ Ronald L. Receveur
-----------------------------
Ronald L. Receveur               Director                         March 16, 2006

/s/ W. Dudley Shryock
-----------------------------
W. Dudley Shryock                Director                         March 16, 2006

/s/ H. Lowell Wainwright, Jr.
-----------------------------
H. Lowell Wainwright, Jr.        Director                         March 16, 2006

/s/ R. Michael Wilbourn
-----------------------------
R. Michael Wilbourn              Executive Vice President         March 16, 2006
                                 and Chief Financial Officer
                                 (Principal Financial and
                                  Accounting Officer)

/s/ John F. Barron
-----------------------------
John F. Barron                   Senior Vice President            March 16, 2006
                                 and Controller

                                 Exhibit Index
                                 -------------

         Exhibit
         number                               Description
         -------            ---------------------------------------------------
           2.1              Stock Purchase Agreement (incorporated by reference
                            to Exhibit 2.1 to the Company's Form 8-K filed on October 22, 2004).

           2.2 Contract of Sale (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on October 22, 2004).

           3.1 Certificate of Incorporation (incorporated by reference from the Exhibits to the Company's Form S-1 Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458).

           3.2 Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB filed on December 29, 2004).

           3.3 Bylaws (incorporated by reference from the Exhibits to the Company's Form S-1, Registration Statement, initially filed on June 14, 1995, Registration No. 33-93458).

          10.1* 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K filed on December 29, 1997).

          10.2* Restricted Stock Plan and Trust Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed on December 29, 1997).

          10.3* Form of Employment Agreement for N. William White (incorporated by reference to Exhibit 10.6 to the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No.
                             333-113163).

          10.4* Form of Employment Agreement for R. Michael Wilbourn (incorporated by reference to Exhibit 10.7 to the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163).

          10.5* Form of Employment Agreement for Kathy L. Beach (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB filed on December 29, 2004).

          10.6* 2004 Omnibus Stock Option Plan (incorporated by reference to Appendix G to the proxy statement/ prospectus contained in the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163).

          10.7              Bank Lease with Chalfant Industries, Inc.
                            (incorporated by reference to Exhibit 10.9 to the Company's Form 10-KSB filed on December 29, 2004).

          10.8* Form of Stock Option Award under the 1996 Stock Option Plan (incorporated by reference to Exhibit
                            99.3 to the Company's Form S-8 Registration
                            Statement, initially filed on August 13, 2004, Registration No. 333-118198).

          10.9* Form of Restricted Stock Agreement under the Restricted Stock Plan and Trust Agreement (incorporated by reference to Exhibit 99.5 to the Company's Form S-8 Registration Statement, initially filed on August 13, 2004, Registration No. 333-118198).

          10.10* Form of Stock Award Agreement under the 2004 Omnibus Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Post Effective Amendment No. 1 Under Cover of Form S-8 to Form S-4 Registration Statement, initially filed on August 13, 2004, Registration No. 333-113163).

          10.11* Severance Agreement and Release, dated March 31, 2005, by and among the Company, 1st Independence Bank and Arthur L. Freeman (incorporated by reference to Exhibit 10.13 to the Company's
                            Form 8-K filed on April 1, 2005).

          14.1 Code of Ethics for Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Company's Form 10-KSB filed on December 23, 2003).

          21.1              Subsidiaries of the Registrant.

          23.1              Consent of BKD, LLP.

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

          * Management contract or compensatory plan or arrangement.