Form 10-Q
period 2006-03-31
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2006-05-10
CIK 946738

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-26570

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

        Registrant's telephone number, including area code: (502)753-0500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

         Indicate  by check mark  whether  the  registrant  is a shell  company
(as  defined in Rule 12b-2 of the  Exchange  Act).  Yes|_|  No   |X|

         The registrant had 1,965,658 shares of common stock outstanding at April 28, 2006.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2006

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                      Page Number
                                                                   -----------

   Condensed Consolidated Balance Sheets as of March 31, 2006
   (unaudited) and December 31, 2005                                     3

   Condensed Consolidated Statements of Operations for the three
   months ended March 31, 2006 and 2005 (unaudited)                      4

   Condensed Consolidated Statements of Comprehensive Income (Loss)
   for the three months ended March 31, 2006 and 2005 (unaudited)        5

   Condensed Consolidated Statements of Cash Flows for the three
   months ended March 31, 2006 and 2005 (unaudited)                      6

   Notes to Condensed Consolidated Financial Statements                  7-9

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     15

Item 4.   Controls and Procedures                                        15

                           Part II - Other Information

Item 1.   Legal Proceedings                                              16

Item 6.   Exhibits                                                       16

Signatures                                                               17

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                  (Unaudited)
                                                                   March 31,            December 31,
                                                                      2006                  2005
                                                               ---------------         --------------
Assets
Cash and and due from banks                                         $   2,857              $   4,327
Interest-bearing demand deposits                                        6,899                  5,886
Federal funds sold                                                      5,677                 11,350
                                                               ---------------         --------------
         Cash and cash equivalents                                     15,433                 21,563
Inerest-bearing deposits                                                    -                    100
Available-for-sale securities at fair value                            15,509                 16,140
Held-to-maturity securities, fair value of $1,976 and
    $1,974 at March 31, 2006 and December 31, 2005, respectively        1,967                  1,975
Loans held for sale                                                     1,041                  1,278
Loans, net of allowance for loan losses of $2,991 and
     $2,911 at March 31, 2006 and December 31, 2005, respectively     273,336                266,978
Premises and equipment, net                                             8,324                  8,215
Federal Home Loan Bank (FHLB) stock                                     2,242                  2,688
Bank owned life insurance                                               3,284                  3,235
Goodwill                                                               11,142                 11,142
Interest receivable and other assets                                    2,882                  2,873
                                                               ---------------         --------------
         Total assets                                               $ 335,160              $ 336,187
                                                               ===============         ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                       $  17,603              $  15,570
       Savings, NOW and money market                                   54,806                 51,167
       Time                                                           190,256                197,586
                                                               ---------------         --------------
         Total deposits                                               262,665                264,323
Short-term borrowings                                                  18,996                 18,747
Long-term debt                                                         13,279                 13,279
Interest payable and other liabilities                                  1,423                  1,577
                                                               ---------------         --------------
         Total liabilities                                            296,363                297,926
                                                               ---------------         --------------
Commitments and contingencies                                               -                      -
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                           -                      -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,965,158 shares and 1,951,408 shares outstanding at
     March 31, 2006 and December 31, 2005, respectively                   293                    292
Additional paid-in capital                                             39,414                 39,236
Retained earnings                                                      14,190                 13,849
Unearned ESOP compensation                                               (349)                  (380)
Unearned compensation on restricted stock                                   -                    (24)
Accumulated other comprehensive income (loss)                            (176)                  (137)
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at March 31, 2006 and
     December 31, 2005, respectively                                  (14,575)               (14,575)
                                                               ---------------         --------------
         Total stockholders' equity                                    38,797                 38,261
                                                               ---------------         --------------
         Total liabilities and stockholders' equity                 $ 335,160              $ 336,187
                                                               ===============         ==============

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands except per share data)

                                                                 (Unaudited)
                                                        Three months ended March 31,
                                                        ----------------------------
                                                           2006               2005
                                                        ----------        ----------
Interest and dividend income
      Interest and fees on loans                           $4,859            $3,753
      Interest on securities
           Taxable                                            154               191
           Tax exempt                                          45                26
      Interest on federal funds sold                           62                59
      Dividends                                                41                32
      Interest on deposits with financial institutions         60                24
                                                        ----------        ----------
                   Total interest and dividend income       5,221             4,085
                                                        ----------        ----------
Interest expense
      Deposits                                              2,203             1,410
      FHLB advances                                           234               164
      Other                                                   173               146
                                                        ----------        ----------
                   Total interest expense                   2,610             1,720
                                                        ----------        ----------
Net interest income                                         2,611             2,365
Provision for loan losses                                      81               202
                                                        ----------        ----------
Net interest income after provision for loan losses         2,530             2,163
                                                        ----------        ----------
Noninterest income
      Service charges                                         102                61
      Gain on loan sales                                      208               209
      Increase in cash surrender value of life insurance       49                46
      Net realized gains on sales of available-for-sale
        securities                                              -             5,012
      Other                                                    81               161
                                                        ----------        ----------
                   Total noninterest income                   440             5,489
                                                        ----------        ----------
Noninterest expense
      Salaries and employee benefits                        1,148             1,475
      Net occupancy                                           394               349
      Data processing fees                                    186               133
      Professional fees                                       116               255
      Marketing                                                32                33
      Other                                                   379               614
                                                        ----------        ----------
                   Total noninterest expense                2,255             2,859
                                                        ----------        ----------
Income from continuing operations before income
    taxes and minority interest                               715             4,793
Income tax expense from continuing operations                 221             1,686
                                                        ----------        ----------
Income from continuing operations before minority
    interest and discontinued operations                      494             3,107
Income from subsidiary held for disposal                        -                 6
Income tax expense from subsidiary held for disposal            -                 2
                                                        ----------        ----------
Income before minority interest                               494             3,111
Minority interest in (income) of consolidated subsidiary
     and subsidiary held for disposal                           -                (2)
                                                        ----------        ----------
Net income                                                 $  494            $3,109
                                                        ==========        ==========

Income per share from continuing operations
      Basic                                                 $0.26             $1.66
      Diluted                                                0.25              1.62
Income per share from subsidiary held for disposal
      Basic                                                 $0.00             $0.00
      Diluted                                                0.00              0.00
Net income per share
      Basic                                                 $0.26             $1.66
      Diluted                                                0.25              1.62

Weighted average shares outstanding
      Basic                                                 1,921             1,869
      Diluted                                               1,945             1,920

Cash dividends declared per share                           $0.08             $0.16

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
         Condensed Consolidated Statement of Comprehensive Income (Loss)
                                 (in thousands)

                                                                              (Unaudited)
                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                          2006           2005
                                                                       ----------    -----------
Net income                                                                  $494         $3,109
Other comprehensive income, net of tax
     Change in unrealized gains and losses on
       available-for-sale securities                                         (39)          (588)
     Less reclassification adjustment for realized gains
       included in net income                                                  -          3,308
                                                                       ----------    -----------
             Other comprehensive (loss)                                      (39)        (3,896)
                                                                       ----------    -----------
Comprehensive income (loss)                                                 $455         $ (787)
                                                                       ==========    ===========

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                    (Unaudited)
                                                                            Three months ended March 31,
                                                                          -------------------------------
                                                                              2006              2005
                                                                          -------------      ------------
Cash Flows from Operating Activities:
   Net income                                                                  $   494           $ 3,109
   Adjustments to reconcile net income to net cash (used in) provided by operations:
        Depreciation                                                               184               162
        Provision for loan losses                                                   81               202
        Gain on loan sales                                                        (208)             (209)
        Origination of loans held for sale                                     (10,622)          (13,027)
        Proceeds from loans held for sale                                       11,067            12,790
        Compensation expense on stock options                                       18                 -
        ESOP compensation                                                           45                50
        Amortization of unearned compensation on restricted stock                    2                 1
        Amortization of premiums and discounts on securities                        11                39
        Deferred income taxes                                                        -               419
        FHLB stock dividend                                                        (29)              (22)
        Increase in equity investment of subsidiary                                  -                 1
        Amortization of loan fees                                                  (87)              (97)
        Amortization of intangibles, net                                            65               113
        Net realized (gains) on available-for-sale securities                        -            (5,012)
        Minority interest in income from subsidiary held for disposal                -                 2
        Increase in cash value of life insurance                                   (49)              (46)
        (Income) from subsidiary held for disposal                                   -                (6)
    Changes in:
             (Increase) in interest receivable and other assets                   (132)             (303)
             (Decrease) increase in interest payable and other liabilities         (24)            1,399
                                                                          -------------      ------------
                 Net cash provided by (used in) operating activities               816              (435)
                                                                          -------------      ------------
Cash Flows from Investing Activities:
   Proceeds from maturities of interest-bearing deposits                           100                 -
   Proceeds from maturities of available-for-sale securities                       560             1,498
   Proceeds from the sales of available-for-sale securities                          -             5,088
   Proceeds from maturities of held-to-maturity securities                           5               110
   Net (increase) in loans                                                      (6,402)           (7,953)
   Purchases of premises and equipment                                            (293)           (2,889)
   Proceeds from sale of FHLB stock                                                476                 -
   Proceeds from sale of subsidiary                                                  -             2,300
                                                                          -------------      ------------
        Net cash (used in) investing activities                                 (5,554)           (1,846)
                                                                          -------------      ------------
Cash Flows from Financing Activities:
   Net (decrease) increase in deposits                                          (1,657)            7,559
   Net increase (decrease) in short-term borrowings                                249            (6,529)
   Proceeds from exercise of stock options                                         169               172
   Cash dividends paid                                                            (153)             (150)
                                                                          -------------      ------------
        Net cash (used in) provided by financing activities                     (1,392)            1,052
                                                                          -------------      ------------
Net (decrease) in cash and cash equivalents                                     (6,130)           (1,229)
Cash and cash equivalents at beginning of period                                21,563             9,946
                                                                          -------------      ------------
Cash and cash equivalents at end of period                                     $15,433           $ 8,717
                                                                          =============      ============
Supplemental Cash Flow Information:
  Interest paid                                                                $ 2,544           $ 1,665
  Income taxes paid (refunds)                                                      175               (39)
  Net increase in cash and cash equivalents of discontinued operations
     (revised - see note 8)
    Net cash (used in) operating activities                                          -                (5)
    Net cash provided by investing ativities                                         -             1,647
    Net cash (used in) financing activities                                          -              (361)
                                                                          -------------      ------------
      Net increase in cash and cash equivalents of discontinued operations           -             1,281
                                                                          -------------      ------------
    Real estate acquired in settlement of loans                                      -                34

            See notes to condensed consolidated financial statements.

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of 1st Independence Financial Group, Inc. (the "Company") are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission. In the opinion of management, all adjustments necessary to make the financial statements not misleading and to fairly present the financial position, results of operations and cash flows for the reporting interim periods have been made and were of a normal recurring nature. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

The unaudited condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, 1st Independence Bank, Inc. (the "Bank"), 1st Independence Mortgage, a division of the Bank and for periods prior to its sale on January 28, 2005, the Company's majority-owned subsidiary Citizens Financial Bank, Inc. ("Citizens"). As a result of the Company's sale of Citizens, the assets, liabilities, results of operations and cash flows of Citizens have been reported separately as discontinued operations in the Company's condensed consolidated financial statements and previously reported amounts have been reclassified to consistently present the discontinued operations.

2. Stock-Based Compensation
At March 31, 2006, the Company had two stock-based compensation plans. Prior to the first quarter of 2006, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company followed the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense was recognized for the three months ended March 31, 2005 for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted net income per share had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123 (in thousands except per share data):

                                                            Three months ended
                                                               March 31, 2005
                                                            ------------------
Net income as reported                                             $3,109
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                                     2
                                                                   ------
Pro forma net income                                               $3,107
                                                                   ======

Basic net income per share
    As reported                                                     $1.66
    Pro forma                                                        1.66
Diluted net income per share
    As reported                                                     $1.62
    Pro forma                                                        1.62

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123R, "Share-Based Payment" ("SFAS 123R"). This Statement requires expensing of stock options and other share-based payments over the related vesting period and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. Beginning in January 2006, the Company adopted the Statement as required and elected the "modified prospective" method and thus has not restated prior financial statements. For the three months ended March 31, 2006, the Company recorded $18,000 in employee stock-based compensation expense, which is included in salaries and employee benefits. As of March 31, 2006, there was $47,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a weighted-average period of 1.8 years.

3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows (in thousands):

                                                 2006           2005
                                                 ----           ----
Beginning balance                               $2,911         $2,549
Provision for loan losses                           81            202
Loans charged off                                   (1)            (6)
Recoveries                                           -              2
                                                ------         ------
                        Ending balance          $2,991         $2,747
                                                ======         ======

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                         Three months ended
                                                                                              March 31,
                                                                                          2006         2005
                                                                                          ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income from continuing operations                                                     $494       $3,107
                                                                                           ====       ======
     Income from discontinued operations                                                   $  -       $    4
                                                                                           ====       ======
     Net income                                                                            $494       $3,109
                                                                                           ====       ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                  1,921        1,869
                                                                                          =====        =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                  1,921        1,869
     Plus: dilutive effect of stock options                                                  24           51
                                                                                          -----        -----
           Adjusted weighted average shares                                               1,945        1,920
                                                                                          =====        =====

Basic net income per share data:
     Income from continuing operations                                                    $0.26        $1.66
                                                                                          =====        =====
     Income from discontinued operations                                                  $   -        $   -
                                                                                          =====        =====
     Net income                                                                           $0.26        $1.66
                                                                                          =====        =====

Diluted net income per share data:
     Income from continuing operations                                                    $0.25        $1.62
                                                                                          =====        =====
     Income from discontinued operations                                                  $   -        $   -
                                                                                          =====        =====
     Net income                                                                           $0.25        $1.62
                                                                                          =====        =====

Options to purchase 7,500 and 10,000 common shares for the three months ended March 31, 2006 and March 31, 2005, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.

5.  Contingencies
The Company is a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with certain statements made in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss provision for this litigation as, after discussion with legal counsel, management believes the ultimate results of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term. Reference is made to Part II, Item 1 of this report on Form 10-Q for additional information.

6.  Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123R, "Share-Based Payment" ("SFAS 123R"). This Statement required expensing of stock options and other share-based payments over the related vesting period beginning in 2005, and superseded FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. The Statement required that public entities apply SFAS 123R as of the first interim or annual reporting period that began after June 15, 2005. However, in April 2005 the Untied States Securities and Exchange Commission issued a rule that revised the required date of adoption under SFAS 123R. The new rule allowed for public entities to adopt the provisions of SFAS 123R at the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted the Statement in the first quarter of 2006 as required and the effects of initial adoption were immaterial. See note 2, "Stock-Based Compensation" to this report for additional information.

7.  Completion of Subsidiary Disposal
On January 28, 2005 the Company completed the sale of its entire interest in its majority owned subsidiary, Citizens Financial Bank, Inc., to Porter Bancorp, Inc. for $2.3 million, pursuant to a Stock Purchase Agreement, dated as of October 22, 2004, between Porter Bancorp, Inc. and the Company. In a related transaction, on January 28, 2005, the Company's subsidiary bank, 1st Independence Bank, Inc., purchased a commercial building located in Louisville, Kentucky, for $2.3 million from Ascencia Bank, Inc., an affiliate of Porter Bancorp, Inc. See note 4, "Completion of Subsidiary Disposal" to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005 for additional information.

8.  Revised Cash Flows of Discontinued Operations
In 2005 the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005, including note 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information.

Forward-Looking Statements
The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are subject to certain risks and uncertainties including among other things, changes in economic conditions in the market areas the Company conducts business, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and other risks as detailed in the Company's various filings with the United States Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

General
The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At March 31, 2006, the Company had total assets, deposits and stockholders' equity of $335.2 million, $262.7 million, and $38.8 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

Application of Critical Accounting Policies
The discussion and analysis of the Company's financial condition and results of operation is based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to other than temporary impairment of securities, the allowance for loan losses and the valuation of goodwill. See the caption entitled "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Form 10-KSB for the year ended December 31, 2005 for additional information.

Overview
Net income for the quarter ended March 31, 2006 was $494,000 or $0.25 per diluted share compared to $3,109,000 or $1.62 per diluted share for the comparable period in 2005. The decrease in net income and net income per diluted share for the three-month period were primarily due to after tax securities gains of $3,308,000 taken in the first quarter of 2005. Partially offsetting this factor was an after tax charge of $235,000 recorded in the first quarter 2005 for severance expenses related to the retirement of the Company's former Chairman and Chief Executive Officer and the decrease of $80,000 after taxes in the provision for loan losses in the first quarter of 2006 compared to the first quarter of 2005. Other factors were decreased professional fees and other noninterest expense items.

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

Net interest income was $2.6 million for the three months ended March 31, 2006, an increase of $0.2 million or 10% from $2.4 million for the comparable period in 2005. On an annualized basis, the net interest spread and net interest margin were 3.07% and 3.45% for the current quarter, compared to 3.35% and 3.51% for the same period of 2005. The decrease in the net interest margin was primarily due a rising interest rate environment with the effects on the Company of the rates on interest-bearing liabilities rising at a faster pace than the rates on interest-earning assets. Changes in volume resulted in an increase in net interest income of $0.4 million for the first quarter of 2006 compared to the same period in 2005, and changes in interest rates and the mix resulted in a decrease in net interest income of $0.2 million for the three months ended March 31, 2006 versus the comparable period in 2005.

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

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of March 31, 2006, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest income would increase by 3.9% and decrease by 2.8%, respectively.

Provision for Loan Losses
The provision for loan losses was $81,000 for the three months ended March 31, 2006, compared to $202,000 for the same period in 2005. Nonperforming loans were $1.2 million at March 31, 2006 and $1.3 million at December 31, 2005, or 0.45% and 0.47%, respectively, of total loans. The allowance for loan losses was $3.0 million and $2.9 million at March 31, 2006 and December 31, 2005, or 1.08% and 1.08%, respectively, of total loans.

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

Noninterest Income
Noninterest income was $0.4 million for the three months ended March 31, 2006 compared to $5.5 million for the same period in 2005. The significant decrease in noninterest income for the three-month period in 2006 compared to the same period in 2005 resulted primarily from a $5.0 million gain on sale of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock recorded in the first quarter of 2005. The gain on loan sales was basically flat from quarter to quarter, while service charge income was $102,000 for the three months ended March 31, 2006, compared to $61,000 for the comparable period in 2005. The Company continues to evaluate its deposit product offerings with the intention of expanding its offerings to the consumer and business depositor. During March 2005, the Bank began offering products which include overdraft privileges on certain individual deposit products and cash management services for business depositors. Both of these products are fee-based and should result in further increases in service charge income. The Bank also introduced a new deposit product known as "ATM Advantage" during September 2005. This new product offers unlimited use of competitor's ATM networks with reimbursement of all foreign and surcharge fees. The product does not pay interest but requires a minimum balance to avoid a monthly service charge. This product could reduce service charge income but the effect would be offset by more noninterest bearing deposits which should contribute to additional net interest income. Factors contributing to the decrease in other noninterest income was the Company's decision to exit the title insurance business at the end of November 2005 and a one time gain of $32,000 on long-term portfolio loans sold in the first quarter of 2005. The Company's title insurance company had approximately $50,000 of title insurance revenue for the three months ended March 31, 2005.

Noninterest Expense
Noninterest expense was $2.3 million for the quarter ended March 31, 2006 compared to $2.9 million in the same period in 2005. Contributing to the decrease was a decrease in salaries and employee benefits due to the $356,000 which the Company accrued during the first quarter of 2005 for the severance expense relating to the retirement of the Company's former Chairman and Chief Executive Officer and a reduction in professional fees in the first quarter of 2006 due to a reduced amount of services required. Other factors included a higher level of other noninterest expenses in the first quarter of 2005 primarily related to integration items associated with the merger with Independence Bancorp and the Citizens disposal in January 2005 which was previously mentioned. Partially offsetting those factors was an increase in net occupancy expenses due to the Bank's purchase of a building, located in Louisville, Kentucky to accommodate expansion. In April 2005, the Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building and in November 2005 established a full service branch at this location. An additional factor offsetting the overall decrease in noninterest expenses was an increase in data processing expenses which was primarily due to the growth of the Bank's services and it's commitment to upgrade systems productivity and the effects of a refund received in the first quarter of 2005 from a previous third party data processing company of the Bank.

Income Tax Expense (Benefit)
The effective income tax rate on income from continuing operations was 30.9% for the three months ended March 31, 2006 compared to 35.2% for the same period in 2005. The decrease in the effective tax rate is primarily due to an increase in the percentage of tax exempt interest income.

Financial Condition
The Company's total assets were $335.2 million at March 31, 2006 compared to $336.2 million at December 31, 2005, a decrease $1.0 million or 0.3%. Net loans increased $6.3 million while cash and cash equivalents decreased $6.1 million, available-for-sale securities decreased $0.6 million and Federal Home Loan Bank ("FHLB") stock went down $0.5 million.

Net loans were $273.3 million at March 31, 2006, compared to $267.0 million at December 31, 2005, an increase of $6.3 million or 2.4%. The increases in loans were in the real estate construction and real estate commercial loan portfolios, which increased $7.7 million or 15% and $5.8 million or 12%, respectively. The increases were primarily a result of lending activity in the Louisville, Kentucky metro market. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from approximately 48% to 45% of total loans and commercial loans which decreased from 9% to 7% of total loans. The decrease in residential real estate loans as a percentage of total loans is primarily due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.

Deposits decreased $1.6 million or 0.6% to $262.7 million at March 31, 2006 compared to December 31, 2005. This decrease was largely attributable to a $7.3 million decrease in time deposits which more than offset increases in savings, NOW and money market deposits of $3.7 million and demand deposits of $2.0 million. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign during the first nine months of 2005 focusing on existing products and print advertisements only. As previously mentioned, during September 2005 the Company introduced a new deposit product known as "ATM Advantage" as part of its efforts to continue to grow core deposits. This new product offers unlimited use of competitor's ATM networks with reimbursement of all foreign and surcharge fees. The product does not pay interest but requires a minimum balance to avoid a monthly service charge.

Short-term borrowings increased $0.3 million or 1.3% to $19.0 million at March 31, 2006, compared to $18.7 million at December 31, 2005. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of March 31, 2006, unused loan commitments and performance letters of credit were $55,883,000 and $2,444,000, respectively.

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

At March 31, 2006 and December 31, 2005, brokered deposits were $47.4 million and $59.6 million, respectively. The weighted average cost and maturity of brokered deposits were 4.20% and five months at March 31, 2006 compared to 3.90% and nine months at December 31, 2005. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand when pricing for brokered deposits is more favorable than short-term borrowings.

At both March 31, 2006 and December 31, 2005, the Bank had total FHLB advances outstanding of $22.0 million with $4.0 million included in long-term debt in the accompanying condensed consolidated balance sheet and the remaining amount included in short-term borrowings. Additionally, the Bank had $22.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $60.5 million.

The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. At March 31, 2006, the Bank may pay up to $5.9 million in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet with $4.1 million of the debentures being variable rate obligations with interest rates that reprice quarterly, and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. At March 31, 2006 the rate on the variable rate obligations was 8.11%. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR rate plus 3.15%.

Stockholders' equity increased $0.5 million from $38.3 million at December 31, 2005 to $38.8 million at March 31, 2006. The significant drivers of the change were net income of $0.5 million, cash dividends declared of $0.2 million ($0.08 per share) and an increase of $0.2 million relating to stock option and ESOP plan transactions.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The following table presents these ratios as of March 31, 2006 and December 31, 2005 for the Consolidated Company and the Bank along with the regulator's minimum ratio to be considered well capitalized.

                                                                                                 To Be Well
                                                       March 31, 2006       December 31, 2005    Capitalized
                                                       --------------       -----------------    -----------
Total risk-based capital to risk-weighted assets
        Consolidated company                                15.4%                  15.1%             10.0%
        Bank                                                14.0                   13.6              10.0
Tier 1 capital to risk-weighted assets
        Consolidated company                                14.3                   13.1               6.0
        Bank                                                12.8                   12.5               6.0
Tier 1 capital to average assets
        Consolidated company                                11.4                   10.2               5.0
        Bank                                                10.3                    9.7               5.0

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at March 31, 2006.

On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. The Plaintiffs are seeking to recover compensatory and punitive damages in connection with the shares it sold in the tender offer and their attorneys' fees. Discovery in the matter is currently underway and a trial date has not been set. On April 14, 2006 a partial summary judgment was entered against the plaintiffs. In the partial summary judgment, the Circuit Court held that the only remedy available to the plaintiffs is the return of the stock upon the tender of the consideration received by the plaintiffs in exchange for the stock. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management, after discussion with legal counsel, believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, events could occur that could cause any estimate of ultimate loss to differ materially in the near term.

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


Date: May 9, 2006

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