Form 10-Q
period 2006-06-30
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2006-08-08
CIK 946738

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

                  For the quarterly period ended June 30, 2006
                                       or

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

         The registrant had 1,977,658 shares of common stock outstanding at July 28, 2006.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2006

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                      Page Number
                                                                   -----------

  Condensed Consolidated Balance Sheets as of June 30, 2006
  (unaudited) and December 31, 2005                                     3

  Condensed Consolidated Statements of Operations for the three
  months and six months ended June 30, 2006 and 2005 (unaudited)        4

  Condensed Consolidated Statements of Comprehensive Income (Loss)
  for the three months and six months ended June 30, 2006 and 2005
  (unaudited)                                                           5

  Condensed Consolidated Statements of Cash Flows for the six
  months ended June 30, 2006 and 2005 (unaudited)                       6

  Notes to Condensed Consolidated Financial Statements (unaudited)      7-10

Item 2.  Management's Discussion and Analysis of Financial Condition    11-16
           and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    17

Item 4.   Controls and Procedures                                       17

                           Part II - Other Information

Item 1.   Legal Proceedings                                             18

Item 1A.  Risk Factors                                                  18-24

Item 4.   Submission of Matters to a Vote of Security Holders           24

Item 6.   Exhibits                                                      24

Signatures                                                              25

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                 (Unaudited)
                                                                   June 30,              December 31,
                                                                     2006                    2005
                                                               ---------------         --------------
Assets
Cash and and due from banks                                         $   4,857              $   4,327
Interest-bearing demand deposits                                        6,092                  5,886
Federal funds sold                                                      8,666                 11,350
                                                               ---------------         --------------
         Cash and cash equivalents                                     19,615                 21,563
Inerest-bearing deposits                                                    -                    100
Available-for-sale securities at fair value                            16,184                 16,140
Held-to-maturity securities, fair value of $1,892 and
    $1,974 at June 30, 2006 and December 31, 2005, respectively         1,903                  1,975
Loans held for sale                                                     2,116                  1,278
Loans, net of allowance for loan losses of $3,025 and
     $2,911 at June 30, 2006 and December 31, 2005, respectively      280,516                266,978
Premises and equipment, net                                             8,230                  8,215
Federal Home Loan Bank (FHLB) stock                                     2,272                  2,688
Bank owned life insurance                                               3,334                  3,235
Goodwill                                                               11,142                 11,142
Interest receivable and other assets                                    3,337                  2,873
                                                               ---------------         --------------
         Total assets                                               $ 348,649              $ 336,187
                                                               ===============         ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                       $  21,472              $  15,570
       Savings, NOW and money market                                   59,150                 51,167
       Time                                                           191,223                197,586
                                                               ---------------         --------------
         Total depositsotal deposits                                  271,845                264,323
Short-term borrowings                                                  25,655                 18,747
Long-term debt                                                         10,279                 13,279
Interest payable and other liabilities                                  1,509                  1,577
                                                               ---------------         --------------
         Total liabilitiesl liabilities                               309,288                297,926
                                                               ---------------         --------------
Commitments and contingencies                                               -                      -
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                           -                      -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,977,658 shares and 1,951,408 shares outstanding at
     June 30, 2006 and December 31, 2005, respectively                    294                    292
Additional paid-in capital                                             39,605                 39,236
Retained earnings                                                      14,662                 13,849
Unearned ESOP compensation                                               (317)                  (380)
Unearned compensation on restricted stock                                   -                    (24)
Accumulated other comprehensive (loss)                                   (308)                  (137)
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at June 30, 2006 and
     December 31, 2005, respectively                                  (14,575)               (14,575)
                                                               ---------------         --------------
         Total stockholders' equity                                    39,361                 38,261
                                                               ---------------         --------------
         Total liabilities and stockholders' equity                 $ 348,649              $ 336,187
                                                               ===============         ==============

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands except per share data)

                                                                    (Unaudited)                  (Unaudited)
                                                            Three months ended June 30,    Six months ended June 30,
                                                           ----------------------------   -------------------------
                                                               2006            2005          2006          2005
                                                           -----------      ----------     --------     ----------
Interest and dividend income
       Interest and fees on loans                             $ 5,229         $ 4,044      $ 10,088       $ 7,797
       Interest on securities
           Taxable                                                160             180          314            371
           Tax exempt                                              46              26           91             52
       Interest on federal funds sold                              88              84          150            143
       Dividends                                                   40              35           81             67
       Interest on deposits with financial institutions            74              29          134             53
                                                           -----------      ----------     --------     ----------
                   Total interest and dividend income           5,637           4,398       10,858          8,483
                                                           -----------      ----------     --------     ----------
Interest expense
       Deposits                                                 2,531           1,620        4,734          3,030
       FHLB advances                                              176             133          410            297
       Other                                                      179             149          352            295
                                                           -----------      ----------     --------     ----------
                   Total interest expense                       2,886           1,902        5,496          3,622
                                                           -----------      ----------     --------     ----------
Net interest income                                             2,751           2,496        5,362          4,861
Provision for loan losses                                          31               -          112            202
                                                           -----------      ----------     --------     ----------
Net interest income after provision for loan losses             2,720           2,496        5,250          4,659
                                                           -----------      ----------     --------     ----------
Noninterest income
       Service charges                                            144              99          246            160
       Gain on loan sales                                         218             328          426            537
       Increase in cash value of life insurance                    49              47           98             93
       Net realized gains on sales of available-for-sale
         securities                                                 -               -            -          5,012
       Other                                                       68             168          149            329
                                                           -----------      ----------     --------     ----------
                   Total noninterest income                       479             642          919          6,131
                                                           -----------      ----------     --------     ----------
Noninterest expense
       Salaries and employee benefits                           1,122           1,247        2,270          2,722
       Net occupancy                                              405             352          799            701
       Data processing fees                                       191             151          377            284
       Professional fees                                          186             225          302            480
       Marketing                                                   24              25           56             58
       Other                                                      360             436          739          1,050
                                                           -----------      ----------     --------     ----------
                   Total noninterest expense                    2,288           2,436        4,543          5,295
                                                           -----------      ----------     --------     ----------
Income from continuing operations before income
    taxes and minority interest                                   911             702        1,626          5,495
Income tax expense from continuing operations                     284             216          505          1,902
                                                           -----------      ----------     --------     ----------
Income from continuing operations before minority
    interest and discontinued operations                          627             486        1,121          3,593
Income from subsidiary held for disposal                            -               -            -              6
Income tax expense from subsidiary held for disposal                -               -            -              2
                                                           -----------      ----------     --------     ----------
Income before minority interest                                   627             486        1,121          3,597
Minority interest in (income) of consolidated subsidiary and
     subsidiary held for disposal                                   -              (3)           -             (5)
                                                           -----------      ----------     --------     ----------
Net income                                                      $ 627           $ 483      $ 1,121        $ 3,592
                                                           ===========      ==========     ========     ==========

Income per share from continuing operations
       Basic                                                    $0.32           $0.26        $0.58          $1.92
       Diluted                                                   0.32            0.25         0.58           1.87
Income per share from subsidiary held for disposal
       Basic                                                    $0.00           $0.00        $0.00          $0.00
       Diluted                                                   0.00            0.00         0.00           0.00
Net income per share
       Basic                                                    $0.32           $0.26        $0.58          $1.91
       Diluted                                                   0.32            0.25         0.58           1.87

Weighted average shares outstanding
       Basic                                                    1,936           1,883        1,928          1,876
       Diluted                                                  1,953           1,917        1,949          1,919

Cash dividends declared per share                               $0.08           $0.08        $0.16          $0.24

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
         Condensed Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                          (Unaudited)                   (Unaudited)
                                                                   Three months ended June 30,    Six months ended June 30,
                                                                   ---------------------------   --------------------------
                                                                       2006          2005            2006           2005
                                                                    ---------    -----------     -----------     ----------
Net income                                                             $ 627          $ 483         $ 1,121        $ 3,592
Other comprehensive income, net of tax
     Change in unrealized gains and losses on
       available-for-sale securities                                    (132)            98            (171)          (490)
     Less reclassification adjustment for realized gains
       included in net income                                              -              -               -          3,308
                                                                    ---------    -----------     -----------     ----------
             Other comprehensive income (loss)                          (132)            98            (171)        (3,798)
                                                                    ---------    -----------     -----------     ----------
Comprehensive income (loss)                                            $ 495          $ 581         $   950        $  (206)
                                                                    =========    ===========     ===========     ==========

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       (Unaudited)
                                                                                Six months ended June 30,
                                                                              -----------------------------
                                                                                  2006              2005
                                                                              ------------      -----------
Cash Flows from Operating Activities:
   Net income                                                                     $ 1,121          $ 3,592
   Adjustments to reconcile net income to net cash provided by (used in)
   operations:
        Depreciation                                                                  363              313
        Provision for loan losses                                                     112              202
        Gain on loan sales                                                           (426)            (537)
        Origination of loans held for sale                                        (24,824)         (31,612)
        Proceeds from loans held for sale                                          24,412           31,519
        Compensation expense on stock options                                          26                -
        ESOP compensation                                                              87              101
        Amortization of unearned compensation on restricted stock                       6                2
        Amortization of premiums and discounts on securities                           19               71
        Deferred income taxes                                                           -              342
        FHLB stock dividend                                                           (59)             (46)
        Amortization of loan fees                                                    (166)            (162)
        Amortization of intangibles, net                                              130              203
        Net realized (gains) on available-for-sale securities                           -           (5,012)
        Loss on sale of premises and equipment                                          -               18
        Minority interest in income from subsidiary held for disposal                   -                5
        Increase in cash value of life insurance                                      (98)             (93)
        (Income) from subsidiary held for disposal                                      -               (4)
    Changes in:
             (Increase) in interest receivable and other assets                      (419)            (413)
             Increase in interest payable and other liabilities                       129              303
                                                                             ------------      -----------
                 Net cash provided by (used in) operating activities                  413           (1,208)
                                                                             ------------      -----------
Cash Flows from Investing Activities:
   Purchases of available-for-sale securities                                      (1,491)               -
   Proceeds from maturities of interest-bearing deposits                              100                -
   Proceeds from maturities of available-for-sale securities                        1,168            2,568
   Proceeds from sales of available-for-sale securities                                 -            5,088
   Proceeds from maturities of held-to-maturity securities                             68              165
   Net (increase) in loans                                                        (13,764)         (24,466)
   Purchases of premises and equipment                                               (379)          (3,101)
   Proceeds from sale of FHLB stock                                                   476                -
   Proceeds from sale of subsidiary                                                     -            2,300
                                                                             ------------      -----------
        Net cash (used in) investing activities                                   (13,822)         (17,446)
                                                                             ------------      -----------
Cash Flows from Financing Activities:
   Net increase in deposits                                                         7,522           22,805
   Net increase (decrease) in short-term borrowings                                 6,908           (4,686)
   Repayment of long-term debt                                                     (3,000)               -
   Proceeds from exercise of stock options                                            339              292
   Cash dividends paid                                                               (308)            (450)
                                                                             ------------      -----------
        Net cash provided by financing activities                                  11,461           17,961
                                                                             ------------      -----------
Net (decrease) in cash and cash equivalents                                        (1,948)            (693)
Cash and cash equivalents at beginning of period                                   21,563            9,946
                                                                             ------------      -----------
Cash and cash equivalents at end of period                                       $ 19,615          $ 9,253
                                                                             ============      ===========
Supplemental Cash Flow Information:
    Interest paid                                                                 $ 5,430          $ 3,503
    Income taxes paid                                                                 705              980
    Net increase in cash and cash equivalents of discontinued
        operations (revised see note 8)
       Net cash (used in) operating activities                                          -               (5)
       Net cash provided by investing activities                                        -            1,647
       Net cash (used in) financing activities                                          -             (361)
                                                                             ------------      -----------
         Net increase in cash and cash equivalents of discontinued operations           -            1,281
                                                                             ------------      -----------
    Real estate acquired in settlement of loans                                       181               33

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

2. Stock-Based Compensation
At June 30, 2006, the Company had two stock-based compensation plans. Prior to the first half of 2006, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company followed the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense was recognized for the three months and six months ended June 30, 2005 for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted net income per share had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123 (in thousands except per share data):

                                                           Three months ended
                                                              June 30, 2005
                                                           ------------------
Net income as reported                                            $483
Less total stock-based employee compensation expense
(including forfeitures of $45) determined under fair value
method for all awards, net of related tax effects                  (40)
                                                                  ----
Pro forma net income                                              $523
                                                                  ====

Basic net income per share
    As reported                                                  $0.26
    Pro forma                                                     0.28
Diluted net income per share
    As reported                                                  $0.25
    Pro forma                                                     0.27

                                                            Six months ended
                                                             June 30, 2005
                                                           -----------------
Net income as reported                                          $3,592
Less total stock-based employee compensation expense
(including forfeitures of $45) determined under fair value
method for all awards, net of related tax effects                  (38)
                                                                ------
Pro forma net income                                            $3,630
                                                                ======

Basic net income per share
    As reported                                                  $1.91
    Pro forma                                                     1.93
Diluted net income per share
    As reported                                                  $1.87
    Pro forma                                                     1.89

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123R, "Share-Based Payment" ("SFAS 123R"). This Statement requires expensing of stock options and other share-based payments over the related vesting period and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. Beginning in January 2006, the Company adopted the Statement as required and elected the "modified prospective" method and thus has not restated prior financial statements. For the three months and six months ended June 30, 2006, the Company recorded $8,000 and $26,000, respectively, in employee stock-based compensation expense, which is included in salaries and employee benefits. As of June 30, 2006, there was $39,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a weighted-average period of 1.6 years.

3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands):

                                                 2006           2005
                                                 ----           ----
Beginning balance                               $2,911         $2,549
Provision for loan losses                          112            202
Loans charged off                                   (1)            (6)
Recoveries                                           3             12
                                                ------         ------
       Ending balance                           $3,025         $2,757
                                                ======         ======

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                      Three months ended
                                                                                            June 30,
                                                                                      2006          2005
                                                                                      ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income from continuing operations                                                $627          $486
                                                                                      ====          ====
     Income from discontinued operations                                              $  -          $  -
                                                                                      ====          ====
     Net income                                                                       $627          $483
                                                                                      ====          ====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             1,936         1,883
                                                                                     =====         =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             1,936         1,883
     Plus: dilutive effect of stock options                                             17            34
                                                                                     -----         -----
           Adjusted weighted average shares                                          1,953         1,917
                                                                                     =====         =====

Basic net income per share data:
     Income from continuing operations                                               $0.32         $0.26
                                                                                     =====         =====
     Income from discontinued operations                                             $   -         $   -
                                                                                     =====         =====
     Net income                                                                      $0.32         $0.26
                                                                                     =====         =====

Diluted net income per share data:
     Income from continuing operations                                               $0.32         $0.25
                                                                                     =====         =====
     Income from discontinued operations                                             $   -         $   -
                                                                                     =====         =====
     Net income                                                                      $0.32         $0.25
                                                                                     =====         =====

                                                                                       Six months ended
                                                                                            June30,
                                                                                      2006          2005
                                                                                      ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income from continuing operations                                              $1,121        $3,593
                                                                                    ======        ======
     Income from discontinued operations                                            $    -        $    4
                                                                                    ======        ======
     Net income                                                                     $1,121        $3,592
                                                                                    ======        ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             1,928         1,876
                                                                                     =====         =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             1,928         1,876
     Plus: dilutive effect of stock options                                             21            43
                                                                                     -----         -----
           Adjusted weighted average shares                                          1,949         1,919
                                                                                     =====         =====

Basic net income per share data:
     Income from continuing operations                                               $0.58         $1.92
                                                                                     =====         =====
     Income from discontinued operations                                             $   -         $   -
                                                                                     =====         =====
     Net income                                                                      $0.58         $1.91
                                                                                     =====         =====

Diluted net income per share data:
     Income from continuing operations                                               $0.58         $1.87
                                                                                     =====         =====
     Income from discontinued operations                                             $   -         $   -
                                                                                     =====         =====
     Net income                                                                      $0.58         $1.87
                                                                                     =====         =====

Options to purchase 17,000 common shares for the three months ended June 30, 2006 and 7,500 common shares for the six months ended June 30, 2006 were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.

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

6.  Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123R, "Share-Based Payment" ("SFAS 123R"). This Statement required expensing of stock options and other share-based payments over the related vesting period beginning in 2005, and superseded FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. The Statement required that public entities apply SFAS 123R as of the first interim or annual reporting period that began after June 15, 2005. However, in April 2005 the United States Securities and Exchange Commission issued a rule that revised the required date of adoption under SFAS 123R. The new rule allowed for public entities to adopt the provisions of SFAS 123R at the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted the Statement in the first quarter of 2006 as required and the effects of initial adoption were immaterial. See note 2, "Stock-Based Compensation" to this report for additional information.

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

General
The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At June 30, 2006, the Company had total assets, deposits and stockholders' equity of $348.6 million, $271.8 million, and $39.4 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

The Company is currently a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss provision for this litigation as, after discussion with legal counsel, management believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.

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

Overview
Net income for the quarter ended June 30, 2006 was $627,000 or $0.32 per diluted share compared to $483,000 or $0.25 per diluted share for the comparable period in 2005. Net income for the six months ended June 30, 2006 was $1,121,000 or $0.58 per diluted share compared to $3,592,000 or $1.87 per diluted share for the comparable period in 2005. The decrease in net income and net income per diluted share for the six-month period was primarily due to after tax securities gains of $3,308,000 taken in the first quarter of 2005. Partially offsetting this factor was an increase in net interest income of $331,000 after taxes, an after tax charge of $235,000 recorded in the first quarter of 2005 for severance expenses related to the retirement of the Company's former Chairman and Chief Executive Officer and the decrease of $59,000 after taxes in the provision for loan losses in the first half of 2006 compared to the first half of 2005. Other factors were decreased professional fees and other noninterest expense items. The increase in net income and net income per diluted share for the quarter was primarily due to an increase in net interest income of $168,000 after taxes. Partially offsetting this factor was an increase of $21,000 after taxes in the provision for loan losses in the second quarter of 2006 compared to the same period in 2005 while decreases in noninterest income and noninterest expenses which are described more fully in following sections accounted for most of the remaining net change.

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

Net interest income was $2.8 million and $5.4 million, respectively, for the three months and six months ended June 30, 2006, an increase of $0.3 million or 10% and $0.5 million or 10%, respectively, from $2.5 million and $4.9 million, respectively, for the comparable periods of 2005. On an annualized basis, the net interest spread and net interest margin were 3.08% and 3.50%, respectively, for the current quarter, compared to 2.93% and 3.32% for the same period of 2005. For the six months ended June 30, 2006 the net interest spread and net interest margin were 3.08% and 3.47%, respectively, compared to 3.13% and 3.41% for the first half of 2005. The increases in the net interest margin was primarily due to a slower increase in interest rates on interest-bearing liabilities compared to the rates on interest-earning assets and increases in volume. Changes in volume resulted in an increase in net interest income of $0.1 million and $0.6 million for the second quarter and first half of 2006 compared to the same periods in 2005, and changes in interest rates and the mix resulted in an increase in net interest income of $0.2 million for the three months ended June 30, 2006 and a decrease in net interest income of $0.1 million for the first half of 2006 versus the comparable periods in 2005.

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

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of June 30, 2006, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest income would increase by 2.1% and decrease by 2.8%, respectively.

Provision for Loan Losses
The provision for loan losses was $31,000 and $112,000 for the three months and six months ended June 30, 2006, compared to $0 and $202,000 for the same periods in 2005. Nonperforming loans were $1.3 million at June 30, 2006 and $1.3 million at December 31, 2005, or 0.45% and 0.48%, respectively, of total loans. The allowance for loan losses was $3.0 million and $2.9 million at June 30, 2006 and December 31, 2005, or 1.07% and 1.08%, respectively, of total loans.

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

Noninterest Income
Noninterest income was $0.5 million for the three months ended June 30, 2006, compared to $0.6 million for the same period in 2005 and $0.9 million for the six months ended June 30, 2006, compared to $6.1 million for the first half of 2005. The significant decrease in noninterest income for the six-month period in 2006 compared to the same period in 2005 resulted primarily from a $5.0 million gain on sale of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock recorded in the first quarter of 2005. The gain on loan sales was decreased due to a slow down in secondary market mortgage activity and lower margins in the second quarter of 2006 compared to the same period in 2005. The gain on loan sales was $218,000 for the three months ended June 30, 2006, compared to $328,000 for the comparable period in 2005 and $426,000 for the first half of 2006 compared to $537,000 for the first half of 2005. Service charge income was $144,000 for the three months ended June 30, 2006, compared to $99,000 for the comparable period in 2005 and $246,000 for the first half of 2006 compared to $160,000 for the first half of 2005. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositor. During March 2005, the Bank began offering products which include overdraft privileges on certain individual deposit products and cash management services for business depositors. Both of these products are fee-based and should result in further increases in service charge income. The Bank also introduced a new deposit product known as "ATM Advantage" during September 2005. This product offers unlimited use of competitor's ATM networks with reimbursement of all foreign and surcharge fees. The product does not pay interest but requires a minimum balance to avoid a monthly service charge. This product could reduce service charge income but the effect would be offset by more noninterest bearing deposits which should contribute to additional net interest income. Factors contributing to the decrease in other noninterest income for both the second quarter and six-month period was the Company's decision to exit the title insurance business at the end of November 2005 and a decrease in fees due to reduced activity relating to secondary market mortgage lending and effecting the six-month period only was a one time gain of $32,000 on long-term portfolio loans sold in the first quarter of 2005. The Company's title insurance company had approximately $81,000 and $131,000 of title insurance revenue for the three months and six months ended June 30, 2005, respectively.

Noninterest Expense
Noninterest expense was $2.3 million for the quarter ended June 30, 2006 compared to $2.4 million the same period in 2005 and $4.5 million for the six months ended June 30, 2006 compared to $5.3 million for the first half of 2005. Contributing to the decrease was a decrease in salaries and employee benefits due to the $356,000 which the Company accrued during the first quarter of 2005 for the severance expense relating to the retirement of the Company's former Chairman and Chief Executive Officer, a reduction in the commissions related to reduced activity in mortgage loan sales and a reduction in professional fees in the first six months of 2006 compared to the first six months of 2005 due to a reduced amount of services required. Other factors impacting the six-month period only included a higher level of other noninterest expenses in the first quarter of 2005 primarily related to integration items associated with the merger with Independence Bancorp, the Citizens disposal in January 2005 and the expenses relating to the title insurance company that was sold which was previously mentioned. Partially offsetting those factors was an increase in net occupancy expenses due to the Bank's purchase of a building, located in Louisville, Kentucky to accommodate expansion. In April 2005, the Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building and in November 2005 established a full service branch at this location. An additional factor offsetting the overall decrease in noninterest expenses was an increase in data processing expenses which was primarily due to the growth of the Bank's services and its commitment to upgrade systems productivity and the effects of a refund received in the first quarter of 2005 from a previous third party data processing company of the Bank.

Income Tax Expense (Benefit)
The effective income tax rate on income from continuing operations was 31.2% for the three months ended June 30, 2006 compared to 30.8% for the same period in 2005 and 31.1% for the first six months of 2006 compared to 34.6% for the first half of 2005. The decrease in the effective tax rate for the six-month period is primarily due to an increase in the percentage of tax exempt interest income.

Financial Condition
The Company's total assets were $348.6 million at June 30, 2006 compared to $336.2 million at December 31, 2005, an increase of 12.4 million or 3.7%. Net loans increased $13.5 million, loans held for sale went up $0.8 million and interest receivable and other assets increased $0.5 million while cash and cash equivalents decreased $1.9 million and Federal Home Loan Bank ("FHLB") stock went down $0.4 million.

Net loans were $280.5 million at June 30, 2006, compared to $267.0 million at December 31, 2005, an increase of $13.5 million or 5.1%. The increases in loans were in the real estate construction and real estate commercial loan portfolios, which increased $15.2 million or 29% and $2.6 million or 6%, respectively. The increases were primarily a result of lending activity in the Louisville, Kentucky metro market. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from approximately 48% to 43% of total loans and commercial loans which decreased from 9% to 8% of total loans. The decrease in residential real estate loans as a percentage of total loans is primarily due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.

Deposits increased $7.5 million or 2.8% to $271.8 million at June 30, 2006 compared to $264.3 million at December 31, 2005. This increase was largely attributable to increases in savings, NOW and money market deposits of $8.0 million and demand deposits of $5.9 million which more than offset a $6.4 million decrease in time deposits. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign during the first nine months of 2005 focusing on existing products and print advertisements only. As previously mentioned, during September 2005 the Company introduced a new deposit product known as "ATM Advantage" as part of its efforts to continue to grow core deposits. This new product offers unlimited use of competitor's ATM networks with reimbursement of all foreign and surcharge fees. The product does not pay interest but requires a minimum balance to avoid a monthly service charge.

Short-term borrowings increased $7.0 million or 36.8% to $25.7 million at June 30, 2006, compared to $18.7 million at December 31, 2005. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of June 30, 2006, unused loan commitments and performance letters of credit were $66,205,000 and $2,339,000, respectively.

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

At June 30, 2006 and December 31, 2005, brokered deposits were $42.9 million and $59.6 million, respectively. The weighted average cost and maturity of brokered deposits were 4.43% and four months at June 30, 2006 compared to 3.90% and nine months at December 31, 2005. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand when pricing for brokered deposits is more favorable than short-term borrowings.

At June 30, 2006 and December 31, 2005, the Bank had total FHLB advances outstanding of $26.0 million and $22.0 million, respectively, with $1.0 million and $4.0 million, respectively, included in long-term debt in the accompanying condensed consolidated balance sheet and the remaining amount included in short-term borrowings. Additionally, the Bank had $35.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $55.0 million.

The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. At June 30, 2006, the Bank may pay up to $6.7 million in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet with $4.1 million of the debentures being variable rate obligations with interest rates that reprice quarterly, and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. At June 30, 2006 the rate on the variable rate obligations was 8.61%. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR rate plus 3.15%.

Stockholders' equity increased $1.1 million from $38.3 million at December 31, 2005 to $39.4 million at June 30, 2006. The significant drivers of the change were net income of $1.1 million, cash dividends declared of $0.3 million ($0.16 per share), an increase of $0.5 million relating to stock option and ESOP plan transactions and an increase of $0.2 million in accumulated other comprehensive loss.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The following table presents these ratios as of June 30, 2006 and December 31, 2005 for the Consolidated Company and the Bank along with the regulator's minimum ratio to be considered well capitalized.

                                                                                                 To Be Well
                                                        June 30, 2006       December 31, 2005    Capitalized
                                                        -------------       -----------------    -----------
Total risk-based capital to risk-weighted assets
        Consolidated company                                14.7%                 15.1%             10.0%
        Bank                                                13.4                  13.6              10.0
Tier 1 capital to risk-weighted assets
        Consolidated company                                13.6                  13.1               6.0
        Bank                                                12.3                  12.5               6.0
Tier 1 capital to average assets
        Consolidated company                                11.2                  10.2               5.0
        Bank                                                10.2                   9.7               5.0


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

Risks Related to our Business

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

     As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System. Our subsidiary is primarily regulated by the FDIC and the Kentucky Office of Financial Institutions. Our compliance with Federal Reserve Board, FDIC and Kentucky banking regulations is costly. A failure to comply with the banking regulations may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to the capital requirements of our regulators.

     The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects our business and financial results, our cost of compliance could adversely affect our ability to operate profitably and a failure to comply could limit our ability to implement our business strategy.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow.

     We have grown rapidly in terms of branch expansion, total assets, net loans, and deposits. We may not be able to continue to grow at the same rate that we have grown in the past. We currently serve our customers through a network of eight banking offices, consisting of two full-service banking locations in Louisville, Kentucky, and one full-service banking location in each of New Albany, Jeffersonville, and Clarksville, Indiana. We also have one full-service banking location in Harrodsburg, Kentucky, Lawrenceburg, Kentucky, and Marengo, Indiana. Our business strategy calls for continued expansion and the opening of additional branches during the next three to five years. We have not yet attempted to establish branches in any of the other counties in Kentucky or southern Indiana. Our branch expansion strategy entails other risks, including:

       o        the entrance into new markets where we lack experience;
       o        the experience of unexpected competition;
       o the introduction of new products and services into our business with which we have no prior experience;
       o the time and costs of evaluating new markets, hiring experienced local management and opening new offices;
       o the ability to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures;
       o        the ability to manage a growing number of client relationships;
       o the ability to recruit and retain additional experienced bankers to accommodate growth;
       o the ability to maintain controls and procedures sufficient to accommodate an increase in expected loan volume and infrastructure;
       o the diversion of our management's attention from our existing businesses as a result of our growth strategy;
       o the additional expenditures our asset growth may require to expand our administrative and operational infrastructure; and
       o the ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms.

     The occurrence of any of these factors could have an adverse effect on our financial condition. We can provide no assurance that we will be able to overcome the risks associated with growth or any other problems encountered in executing our growth strategy.

Our recent results do not indicate our future results, and may not provide guidance to assess the risk of an investment in our common stock.

     We are unlikely to sustain our historical rate of growth, and may not even be able to expand our business at all. Further, our recent growth may distort some of our historical financial ratios and statistics. In the future, we may not have the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow and expand our business, our financial condition and results of operations could be adversely affected.

Our business would be harmed if we lost the services of any of our senior management team and are unable to recruit or retain suitable replacements.

     We believe that our success to date and our prospects for future success depend significantly on the efforts of our senior management team, which includes N. William White, our President and Chief Executive Officer, R. Michael Wilbourn, our Executive Vice President and Chief Financial Officer, Gregory A. DeMuth, our Executive Vice President and the Chief Lending Officer of the Bank, David M. Hall, our Executive Vice President and Executive Vice President-Retail Banking of the Bank, Kathy Beach, our Executive Vice President and Chief Operations Officer and certain of our senior bankers. We have $0.5 million of key-man life insurance on both Mr. White and Mr. Wilbourn. There is no assurance, however, that $0.5 million would be enough to compensate us for the loss of Mr. White or Mr. Wilbourn. We do not have key-man insurance on any other officer of the Company or the Bank. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

     A significant portion of our loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition. Additionally, a slowdown in real estate activity in the markets we serve may also negatively impact our financial condition.

An economic downturn, either nationally or in the local market area, could adversely affect our financial condition, results of operations and cash flows.

     Deterioration in local, regional, national or global economic conditions could result in, among other things, an increase in loan delinquencies, a change in the housing turnover rate or a reduction in the level of available wholesale deposits. If the communities in which we operate do not grow, or if the prevailing local or national economic conditions are unfavorable, our business strategy may not succeed. A weakening of the employment market in our primary market area could result in an increase in the number of borrowers who default on their loans. Further, the banking industry is affected by general economic conditions such as inflation, interest rates, recession, unemployment and other factors beyond our control. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.

     Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. In the past, the Bank has relied heavily on brokered certificates of deposits and borrowings for the funds necessary for banking operations. As a general matter, deposits are a cheaper source of funds than brokered certificates of deposit or borrowings, because interest rates paid for deposits are typically less than interest rates charged for brokered certificates of deposit or borrowings. Our business strategy includes funding more of our operations with deposits; however, we cannot provide any assurances that we will be able attract sufficient deposits.

Competition from other financial institutions and others may adversely affect our profitability.

     The banking business generally, and because of its desirability and the opportunities for growth, the Louisville, Kentucky and southern Indiana market area in particular, is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market area and elsewhere.

     We compete with these institutions to make loans and to attract new customers and in pricing loans and deposits. Many of our competitors are well-established and much larger financial institutions and can offer customers more attractive pricing terms. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size.

     We also compete with private lenders, mezzanine and venture capital firms and angel investors in some of our lending divisions, including our community redevelopment lending and mezzanine financing divisions. Many of these competitors are subject to minimal or no regulation and may be able to make accommodations for customers that we are unable to make.

We are currently subject to claims regarding the merger of Independence Bancorp with Harrodsburg First Financial Bancorp, Inc. that could result in substantial defense, judgment or settlement costs.

     On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by us in connection with an offer to purchase up to 300,000 shares of our stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that we made certain material misrepresentations in connection with certain statements made in the tender offer. The Plaintiffs are seeking to recover compensatory and punitive damages in connection with the shares they sold in the tender offer and their attorneys' fees. Discovery in the matter is currently underway and a trial date has not been set.

     On April 14, 2006 a partial summary judgment was entered against the plaintiffs. In the partial summary judgment, the Circuit Court held that the only remedy available to the plaintiffs is the return of the stock upon the tender of the consideration received by the Plaintiffs in exchange for the stock. If we are ultimately unsuccessful in this litigation, it may have a negative effect on our results of operations or cash flows.

Risks Related to Our Industry

Our profitability is vulnerable to interest rate fluctuations.

     Most of our assets and liabilities are monetary in nature, and thus subject us to significant risks from changes in interest rates. Consequently, our results of operations can be significantly affected by changes in interest rates and our ability to manage interest rate risk. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income or a decrease in interest rate spread. In addition to affecting our profitability, changes in interest rates can impact the valuation of our assets and liabilities. A discussion of how we measure our exposure to interest rate changes is provided in Part I, Item II of this Form 10-Q.

We could suffer loan losses from a decline in credit quality.

     We could sustain losses if borrowers, guarantors or related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

     We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators.

     There is no precise method of predicting loan losses, so we cannot assure you that our loan loss allowance will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition or results of operations.

Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to report our financial results timely and accurately and on our stock price.

     Section 404 of the Sarbanes-Oxley Act requires annual assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We are required to complete our initial assessment by the filing of our Form 10-K for the year ended December 31, 2007. During the course of our assessment, we may identify deficiencies in our internal controls over financial reporting which we may not be able to remediate in time to meet this deadline. A failure to maintain adequate internal controls may result in material misstatements in our financial statements and a failure to meet our reporting obligations. As result investors may lose confidence in our reported financial information and our stock price could decline.

Our operations could be interrupted if our network or computer systems fail or experience a security breach.

     Our computer systems and network infrastructure could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could result in a loss of customers and thereby have a material adverse effect on our business, operating results and financial condition.

Risks Relating to an Investment in Our Common Stock

Additional growth may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise capital, if needed, on terms acceptable to us. If we cannot raise capital when needed, our ability to implement our business strategy could be materially impaired.

Our stock price may fluctuate and be volatile.

     The prices at which our common stock has traded may not be indicative of future market prices. The trading price of our common stock has, in the past, and could continue in the future to fluctuate significantly. Volatility in our stock price could result from the following factors, among others:

       o        variations in quarterly operating results;
       o        changes in financial estimates by securities analysts;
       o the operating and stock price performance of other companies in the banking industry; and
       o        general stock market or economic conditions.

     The stock market in recent years has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies.

Our ability to pay dividends is limited, and we may be unable to pay future dividends if we decide to do so.

     Our ability to continue our current dividends is limited by regulatory restrictions, by the bank's ability to pay dividends to us based on its capital position and profitability, and by our need to maintain sufficient capital to support the bank's operations. The ability of the bank to pay dividends to us is limited by its obligations to maintain sufficient capital and by other restrictions on its dividends that are applicable to banks that are regulated by the FDIC. If the bank does not satisfy these regulatory requirements it will be unable to pay dividends to us and we will be unable to pay dividends on our common stock to you.

The holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

     At the time of the merger of Harrodsburg First Financial Bancorp and Independence Bancorp, Harrodsburg First Financial Bancorp had $5.2 million of trust preferred securities outstanding and Independence Bancorp had $4.1 million of trust preferred securities outstanding. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that were issued by Harrodsburg First Financial Bancorp and Independence Bancorp are senior to our shares of common stock. As of June 30, 2006, we had approximately $9.3 million of junior subordinated debentures outstanding. We have the right to defer payment of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If we defer, or fail to make, interest payments on the junior subordinated debentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures.

We have implemented anti-takeover devices that could make it more difficult for another company to purchase us, even though such a purchase may increase shareholder value.

     In many cases, shareholders would receive a premium for their shares if we were purchased by another company. However, state and federal law and our certificate of incorporation and bylaws make it difficult for anyone to purchase us without approval of our board of directors. For example, our articles of incorporation divide the board of directors into three classes of directors serving staggered three-year terms with approximately one-third of the board of directors elected at each annual meeting of shareholders. The classification of directors makes it more difficult for shareholders to change the composition of the board of directors. As a result, at least two annual meetings of shareholders would be required for the shareholders to change a majority of the directors, whether or not a change in the board of directors would be beneficial and whether or not a majority of shareholders believe that such a change would be desirable. In addition, our certificate of incorporation provides that in no event shall any record owner of any outstanding common stock which is beneficially owned, directly or indirectly, by a person who beneficially owns in excess of 10% of the then outstanding shares of common stock be entitled or permitted to any vote with respect to the shares held in excess of the 10% limit. Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their securities.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders (the "Meeting"), held May 18, 2006, the following matters were submitted for a vote by the security holders:

   Election of the persons named below as directors:

                                       Votes cast for       Votes withheld
                                       --------------       --------------
   For a three-year term:
          Stephen R. Manecke               1,606,296              79,274
          Dr. Ronald L. Receveur           1,487,650              79,274
          W. Dudley Shryock                1,543,493              79,274
          H. Lowell Wainwright, Jr.        1,541,072              79,274

   In addition, the terms of Matthew C. Chalfant, Jack L. Coleman, Jr.,
   James W. Dunn, Thomas Les Letton, Charles L. Moore II, and N. William White as directors continued following the meeting. Mr. Dunn's term was to expire at the 2008 Annual Meeting, however in January 2006 Mr. Dunn announced his resignation from the Board of Directors effective
   June 30, 2006.

   Approval of the 1st Independence Restricted Stock Plan. There were 841,850 votes for and 402,458 votes against and 44,867 abstentions.

   Ratification of the appointment of BKD, LLP as the Company's independent registered public accounting firm for the year ending December 31, 2006. There were 1,616,969 votes for and 500 votes against and 6,795 abstentions.

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


                                    1st INDEPENDENCE FINANCIAL GROUP, INC.


                                    By:     /s/ R. Michael Wilbourn
                                                -----------------------
                                                R. Michael Wilbourn
                                                Executive Vice President
                                                and Chief Financial Officer


Date: August 1, 2006

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