Form 10-Q
period 2006-09-30
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2006-11-07
CIK 946738

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

                For the quarterly period ended September 30, 2006
                                       or

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

         The registrant had 1,987,658 shares of common stock outstanding at October 28, 2006.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2006

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                       Page Number
                                                                    -----------

  Condensed Consolidated Balance Sheets as of September 30, 2006
  (unaudited) and December 31, 2005                                       3

  Condensed Consolidated Statements of Operations for the three months
  and nine months ended September 30, 2006 and 2005 (unaudited)           4

  Condensed Consolidated Statements of Comprehensive Income for
  the three months and nine months ended September 30, 2006 and 2005
  (unaudited)                                                             5

  Condensed Consolidated Statements of Cash Flows for the nine
  months ended September 30, 2006 and 2005 (unaudited)                    6

  Notes to Condensed Consolidated Financial Statements (unaudited)        7-10

Item 2.  Management's Discussion and Analysis of Financial Condition      11-16
           and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.   Controls and Procedures                                         17

                           Part II - Other Information

Item 1.   Legal Proceedings                                               18

Item 1A. Risk Factors                                                     18-24

Item 6.   Exhibits                                                        24

Signatures                                                                25

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                        (Unaudited)
                                                                       September 30,          December 31,
                                                                           2006                   2005
                                                                     ---------------         --------------
Assets
Cash and and due from banks                                               $   3,851              $   4,327
Interest-bearing demand deposits                                              5,671                  5,886
Federal funds sold                                                           10,104                 11,350
                                                                     ---------------         --------------
         Cash and cash equivalents                                           19,626                 21,563
Inerest-bearing deposits                                                        100                    100
Available-for-sale securities at fair value                                  15,913                 16,140
Held-to-maturity securities, fair value of $1,923 and
    $1,974 at September 30, 2006 and December 31, 2005, respectively          1,901                  1,975
Loans held for sale                                                             588                  1,278
Loans, net of allowance for loan losses of $3,569 and
     $2,911 at September 30, 2006 and December 31, 2005, respectively       271,469                266,978
Premises and equipment, net                                                   8,104                  8,215
Federal Home Loan Bank (FHLB) stock                                           2,302                  2,688
Bank owned life insurance                                                     3,384                  3,235
Goodwill                                                                     11,142                 11,142
Interest receivable and other assets                                          3,680                  2,873
                                                                     ---------------         --------------
         Total assets                                                     $ 338,209              $ 336,187
                                                                     ===============         ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                             $  16,002              $  15,570
       Savings, NOW and money market                                         66,869                 51,167
       Time                                                                 182,661                197,586
                                                                     ---------------         --------------
         Total depositsotal deposits                                        265,532                264,323
Short-term borrowings                                                        20,919                 18,747
Long-term debt                                                               10,279                 13,279
Interest payable and other liabilities                                        1,635                  1,577
                                                                     ---------------         --------------
         Total liabilitiesl liabilities                                     298,365                297,926
                                                                     ---------------         --------------
Commitments and contingencies                                                     -                      -
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                                 -                      -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,987,658 shares and 1,951,408 shares outstanding at
     September 30, 2006 and December 31, 2005, respectively                     295                    292
Additional paid-in capital                                                   39,683                 39,236
Retained earnings                                                            14,856                 13,849
Unearned ESOP compensation                                                     (313)                  (380)
Unearned compensation on restricted stock                                         -                    (24)
Accumulated other comprehensive (loss)                                         (102)                  (137)
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at September 30, 2006 and
     December 31, 2005, respectively                                        (14,575)               (14,575)
                                                                     ---------------         --------------
         Total stockholders' equity                                          39,844                 38,261
                                                                     ---------------         --------------
         Total liabilities and stockholders' equity                       $ 338,209              $ 336,187
                                                                     ===============         ==============

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands except per share data)

                                                                       (Unaudited)                     (Unaudited)
                                                                   Three months ended              Nine months ended
                                                                      September 30                    September 30
                                                                ---------------------------     --------------------------
                                                                   2006            2005           2006            2005
                                                                -----------      ----------     ----------     -----------
Interest and dividend income
       Interest and fees on loans                                  $ 5,373         $ 4,459       $ 15,461        $ 12,256
       Interest on securities
           Taxable                                                     164             166            478             537
           Tax exempt                                                   46              28            137              80
       Interest on federal funds sold                                  101              36            251             179
       Dividends                                                        38              36            119             103
       Interest on deposits with financial institutions                 75              41            209              94
                                                                -----------      ----------     ----------     -----------
                   Total interest and dividend income                5,797           4,766         16,655          13,249
                                                                -----------      ----------     ----------     -----------
Interest expense
       Deposits                                                      2,614           1,740          7,348           4,770
       FHLB advances                                                   301             212            711             509
       Other                                                           192             156            544             451
                                                                -----------      ----------     ----------     -----------
                   Total interest expense                            3,107           2,108          8,603           5,730
                                                                -----------      ----------     ----------     -----------
Net interest income                                                  2,690           2,658          8,052           7,519
Provision for loan losses                                              543              60            655             262
                                                                -----------      ----------     ----------     -----------
Net interest income after provision for loan losses                  2,147           2,598          7,397           7,257
                                                                -----------      ----------     ----------     -----------
Noninterest income
       Service charges                                                 134             114            380             274
       Gain on loan sales                                              277             274            703             811
       Gain (loss) on sale of premises and equipment                   (32)           (144)           (32)           (162)
       Increase in cash value of life insurance                         51              47            149             140
       Net realized gains (losses) on sales of available-for-sale
         securities                                                      -            (129)             -           4,883
       Other                                                            83             129            232             476
                                                                -----------      ----------     ----------     -----------
                   Total noninterest income                            513             291          1,432           6,422
                                                                -----------      ----------     ----------     -----------
Noninterest expense
       Salaries and employee benefits                                1,004           1,151          3,274           3,873
       Net occupancy                                                   384             325          1,183           1,026
       Data processing fees                                            190             169            567             453
       Professional fees                                               219             158            521             638
       Marketing                                                        32              77             88             135
       Other                                                           371             368          1,110           1,418
                                                                -----------      ----------     ----------     -----------
                   Total noninterest expense                         2,200           2,248          6,743           7,543
                                                                -----------      ----------     ----------     -----------
Income from continuing operations before income
    taxes and minority interest                                        460             641          2,086           6,136
Income tax expense from continuing operations                          111             177            616           2,079
                                                                -----------      ----------     ----------     -----------
Income from continuing operations before minority
    interest and discontinued operations                               349             464          1,470           4,057
Income from subsidiary held for disposal                                 -               -              -               6
Income tax expense from subsidiary held for disposal                     -               -              -               2
                                                                -----------      ----------     ----------     -----------
Income before minority interest                                        349             464          1,470           4,061
Minority interest in (income) of consolidated subsidiary and
     subsidiary held for disposal                                        -              (2)             -              (7)
                                                                -----------      ----------     ----------     -----------
Net income                                                         $   349         $   462       $  1,470        $  4,054
                                                                ===========      ==========     ==========     ===========

Income per share from continuing operations
       Basic                                                         $0.18           $0.24          $0.76           $2.15
       Diluted                                                        0.18            0.24           0.75            2.11
Income per share from subsidiary held for disposal
       Basic                                                         $0.00           $0.00          $0.00           $0.00
       Diluted                                                        0.00            0.00           0.00            0.00
Net income per share
       Basic                                                         $0.18           $0.24          $0.76           $2.15
       Diluted                                                        0.18            0.24           0.75            2.11

Weighted average shares outstanding
       Basic                                                         1,949           1,897          1,935           1,883
       Diluted                                                       1,963           1,939          1,954           1,925

Cash dividends declared per share                                    $0.08           $0.08          $0.24           $0.32

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
            Condensed Consolidated Statements of Comprehensive Income
                                 (in thousands)

                                                                        (Unaudited)                           (Unaudited)
                                                               Three months ended September 30,    Nine months ended September 30,
                                                                 ---------------------------          --------------------------
                                                                    2006           2005                   2006           2005
                                                                 -----------   -------------           -----------    -----------
Net income                                                            $ 349           $ 462               $ 1,470        $ 4,054
Other comprehensive income, net of tax
     Change in unrealized gains and losses on
       available-for-sale securities                                    206             (59)                   35           (549)
     Less reclassification adjustment for realized gains
      (losses) included in net income                                     -             (85)                    -          3,223
                                                                 -----------   -------------           -----------    -----------
             Other comprehensive income (loss)                          206              26                    35         (3,772)
                                                                 -----------   -------------           -----------    -----------
Comprehensive income                                                  $ 555           $ 488               $ 1,505        $   282
                                                                 ===========   =============           ===========    ===========

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    (Unaudited)
                                                                          Nine months ended September 30,
                                                                           ----------------------------
                                                                                2006             2005
                                                                           ------------      ----------
Cash Flows from Operating Activities:
   Net income                                                               $  1,470        $  4,054
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation                                                             539             452
        Provision for loan losses                                                655             262
        Gain on loan sales                                                      (703)           (811)
        Origination of loans held for sale                                   (38,113)        (47,716)
        Proceeds from loans held for sale                                     39,506          48,791
        Compensation expense on stock options                                     34               -
        ESOP compensation                                                         83             151
        Amortization of unearned compensation on restricted stock                 12               3
        Amortization of premiums and discounts on securities                      25             100
        Deferred income taxes                                                      -             336
        FHLB stock dividend                                                      (90)            (70)
        Amortization of loan fees                                               (278)           (237)
        Amortization of intangibles, net                                         195             272
        Net realized (gains) on available-for-sale securities                      -          (4,883)
        Loss on sale of premises and equipment                                    32             162
        Minority interest in income from subsidiary held for disposal              -               7
        Increase in cash value of life insurance                                (148)           (140)
        (Income) from subsidiary held for disposal                                 -              (4)
    Changes in:
             (Increase) in interest receivable and other assets                 (771)           (682)
             Increase (decrease) in interest payable and other liabilities       149             (13)
                                                                         ------------      ----------
                 Net cash provided by operating activities                     2,597              34
                                                                         ------------      ----------
Cash Flows from Investing Activities:
   Purchase of interest-bearing deposits                                        (100)              -
   Proceeds from maturities of interest-bearing deposits                         100               -
   Purchases of available-for-sale securities                                 (1,491)         (6,321)
   Proceeds from maturities of available-for-sale securities                   1,532           3,731
   Proceeds from sales of available-for-sale securities                          211          11,267
   Proceeds from maturities of held-to-maturity securities                        68             165
   Net (increase) in loans                                                    (5,200)        (32,349)
   Purchases of premises and equipment                                          (461)         (3,178)
   Proceeds from sales of premises and equipment                                   -              24
   Proceeds from sale of FHLB stock                                              476               -
   Proceeds from sale of subsidiary                                                -           2,300
                                                                         ------------      ----------
        Net cash (used in) investing activities                               (4,865)        (24,361)
                                                                         ------------      ----------
Cash Flows from Financing Activities:
   Net increase in deposits                                                    1,210          35,332
   Net increase (decrease) in short-term borrowings                            2,172          (4,793)
   Repayment of long-term debt                                                (3,000)         (1,000)
   Proceeds from exercise of stock options                                       412             415
   Cash dividends paid                                                          (463)           (601)
                                                                         ------------      ----------
        Net cash provided by financing activities                                331          29,353
                                                                         ------------      ----------
Net (decrease) increase in cash and cash equivalents                          (1,937)          5,026
Cash and cash equivalents at beginning of period                              21,563           9,946
                                                                         ------------      ----------
Cash and cash equivalents at end of period                                  $ 19,626        $ 14,972
                                                                         ============      ==========
Supplemental Cash Flow Information:
    Interest paid                                                           $  8,453        $  5,547
    Income taxes paid                                                            985           1,680
    Net increase in cash and cash equivalents of discontinued
        operations (revised see note 8)
       Net cash (used in) operating activities                                     -              (5)
       Net cash provided by investing activities                                   -           1,647
       Net cash (used in) financing activities                                     -            (361)
                                                                         ------------      ----------
    Net increase in cash and cash equivalents of discontinued operations           -           1,281
                                                                         ------------      ----------
    Real estate acquired in settlement of loans                                  181              33

            See notes to condensed consolidated financial statements.

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of 1st Independence Financial Group, Inc. (the "Company") are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary to make the financial statements not misleading and to fairly present the financial position, results of operations and cash flows for the reporting interim periods have been made and were of a normal recurring nature. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

2. Stock-Based Compensation
At September 30, 2006, the Company had two stock-based compensation plans. Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company followed the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense was recognized for the three months and nine months ended September 30, 2005 for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted net income per share had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123 (in thousands except per share data):

                                                            Three months ended
                                                            September 30, 2005
                                                            ------------------
Net income as reported                                              $462
Less total stock-based employee compensation expense
(including forfeitures of $20) determined under fair value
method for all awards, net of related tax effects                    (14)
                                                                    ----
Pro forma net income                                                $476
                                                                    ====

Basic net income per share
    As reported                                                    $0.24
    Pro forma                                                       0.25
Diluted net income per share
    As reported                                                    $0.24
    Pro forma                                                       0.25

                                                            Nine months ended
                                                            September 30, 2005
                                                            ------------------
Net income as reported                                            $4,054
Less total stock-based employee compensation expense
(including forfeitures of $65) determined under fair value
method for all awards, net of related tax effects                    (52)
                                                                  ------
Pro forma net income                                              $4,106
                                                                  ======

Basic net income per share
    As reported                                                    $2.15
    Pro forma                                                       2.18
Diluted net income per share
    As reported                                                    $2.11
    Pro forma                                                       2.14

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123R, "Share-Based Payment" ("SFAS 123R"). This Statement requires expensing of stock options and other share-based payments over the related vesting period and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. Beginning in January 2006, the Company adopted the Statement as required and elected the "modified prospective" method and thus has not restated prior financial statements. For the three months and nine months ended September 30, 2006, the Company recorded $8,000 and $34,000, respectively, in employee stock-based compensation expense, which is included in salaries and employee benefits. As of September 30, 2006, there was $31,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a weighted-average period of 1.5 years.

3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows (in thousands):

                                                 2006           2005
                                                 ----           ----
Beginning balance                               $2,911         $2,549
Provision for loan losses                          655            262
Loans charged off                                   (1)            (6)
Recoveries                                           4             12
                                                ------         ------
       Ending balance                           $3,569         $2,817
                                                ======         ======

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                      Three months ended
                                                                                         September 30,
                                                                                      2006           2005
                                                                                      ----           ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income from continuing operations                                                $349           $464
                                                                                      ====           ====
     Income from discontinued operations                                              $  -           $  -
                                                                                      ====           ====
     Net income                                                                       $349           $462
                                                                                      ====           ====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             1,949          1,897
                                                                                     =====          =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             1,949          1,897
     Plus: dilutive effect of stock options                                             14             42
                                                                                     -----          -----
           Adjusted weighted average shares                                          1,963          1,939
                                                                                     =====          =====

Basic net income per share data:
     Income from continuing operations                                               $0.18          $0.24
                                                                                     =====          =====
     Income from discontinued operations                                             $   -          $   -
                                                                                     =====          =====
     Net income                                                                      $0.18          $0.24
                                                                                     =====          =====

Diluted net income per share data:
     Income from continuing operations                                               $0.18          $0.24
                                                                                     =====          =====
     Income from discontinued operations                                             $   -          $   -
                                                                                     =====          =====
     Net income                                                                      $0.18          $0.24
                                                                                     =====          =====

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                      2006           2005
                                                                                      ----           ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income from continuing operations                                              $1,470         $4,057
                                                                                    ======         ======
     Income from discontinued operations                                            $    -         $    4
                                                                                    ======         ======
     Net income                                                                     $1,470         $4,054
                                                                                    ======         ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             1,935          1,883
                                                                                     =====          =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             1,935          1,883
     Plus: dilutive effect of stock options                                             19             42
                                                                                     -----          -----
           Adjusted weighted average shares                                          1,954          1,925
                                                                                     =====          =====

Basic net income per share data:
     Income from continuing operations                                               $0.76          $2.15
                                                                                     =====          =====
     Income from discontinued operations                                             $   -          $   -
                                                                                     =====          =====
     Net income                                                                      $0.76          $2.15
                                                                                     =====          =====

Diluted net income per share data:
     Income from continuing operations                                               $0.75          $2.11
                                                                                     =====          =====
     Income from discontinued operations                                             $   -          $   -
                                                                                     =====          =====
     Net income                                                                      $0.75          $2.11
                                                                                     =====          =====

Options to purchase 17,000 common shares for the three months and nine months ended September 30, 2006 were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.

5.  Contingencies
The Company is currently a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with certain statements made in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. This matter is currently scheduled for trial in July 2007. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss provision for this litigation as, after discussion with legal counsel, management believes the ultimate results of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term. Reference is made to Part II, Item 1 of this report on Form 10-Q for additional information.

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

In July 2006, the FASB issued Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this statement will be recognized as an adjustment to the beginning balance of retained earnings. The Company is currently evaluating the potential impact this Statement may have on the Company's financial position and results of operations, but does not believe the impact of the adoption will be material.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This Statement also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company beginning in the first quarter of 2008. The Company is currently evaluating the potential impact this Statement may have on the Company's financial position and results of operations, but does not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company has evaluated the potential impact SAB 108 may have on the Company's financial position and results of operations and the Company does not believe the impact of the application of this guidance will be material.

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

General
The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At September 30, 2006, the Company had total assets, deposits and stockholders' equity of $338.2 million, $265.5 million, and $39.8 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

The Company is currently a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. This matter is currently scheduled for trial in July 2007. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss provision for this litigation as, after discussion with legal counsel, management believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.

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

Overview
Net income for the quarter ended September 30, 2006 was $349,000 or $0.18 per diluted share compared to $462,000 or $0.24 per diluted share for the comparable period in 2005. Net income for the nine months ended September 30, 2006 was $1,470,000 or $0.75 per diluted share compared to $4,054,000 or $2.11 per diluted share for the comparable period in 2005. The decrease in net income and net income per diluted share for the nine-month period was primarily due to after tax securities gains of $3,308,000 taken in the first quarter of 2005 and the increase of $259,000 after taxes in the provision for loan losses in the first nine months of 2006 compared to the first nine months of 2005. Partially offsetting these factors was an increase in net interest income of $352,000 after taxes and an after tax charge of $235,000 recorded in the first quarter of 2005 for severance expenses related to the retirement of the Company's former Chairman and Chief Executive Officer. Other factors were decreased professional fees and other noninterest expense items. The decrease in net income and net income per diluted share for the quarter was primarily due to an increase of $319,000 after taxes in the provision for loan losses in the third quarter of 2006 compared to the same period in 2005. Partially offsetting this factor was the decrease in the loss on sale of premises and equipment of $74,000 after taxes in the third quarter of 2006 versus the third quarter of 2005 and the net realized losses on sales of available-for-sale securities of $85,000 after taxes recorded in the third quarter of 2005 while no transactions were recorded in the third quarter of 2006. Decreases in other noninterest income and noninterest expenses which are described more fully in following sections accounted for most of the remaining net change.

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

Net interest income was $2.7 million and $8.1 million, respectively, for the three months and nine months ended September 30, 2006, which was flat and an increase of $0.5 million or 7%, respectively, from $2.7 million and $7.5 million, respectively, for the comparable periods of 2005. On an annualized basis, the net interest spread and net interest margin were 2.94% and 3.39%, respectively, for the current quarter, compared to 3.21% and 3.51% for the same period of 2005. For the nine months ended September 30, 2006 the net interest spread and net interest margin were 3.03% and 3.45%, respectively, compared to 3.16% and 3.45% for the first half of 2005. The decrease in the net interest margin for the third quarter 2006 compared to the third quarter of 2005 and the net interest margin being the same for the nine months ended September 30, 2006 versus the same period in 2005 was primarily due to the reversal of $57,000 of interest income on a $2.6 million loan which was placed on nonaccrual in August 2006 and a faster increase in interest rates on interest-bearing liabilities, including the effect of the increasing rate on the $4.1 million of variable rate subordinated debentures, compared to the rates on interest-earning assets. Partially offsetting these factors were increases in the volume of net earning assets. Changes in volume resulted in an increase in net interest income of $0.1 million and $0.8 million for the third quarter and first nine months of 2006 compared to the same periods in 2005, and changes in interest rates and the mix resulted in a decrease in net interest income of $0.1 million and $0.2 million for the third quarter and first nine months of 2006 versus the comparable periods in 2005.

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

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of September 30, 2006, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest income would increase by 2.4% and decrease by 3.1%, respectively.

Provision for Loan Losses
The provision for loan losses was $543,000 and $655,000 for the three months and nine months ended September 30, 2006, compared to $60,000 and $262,000 for the same periods in 2005. Nonperforming loans were $5.1 million at September 30, 2006 and $1.3 million at December 31, 2005, or 1.85% and 0.48%, respectively, of total loans. The increase in the level of nonperforming loans was primarily due the result of one loan of $2.6 million that was placed on nonaccrual status in August 2006 in addition to several other smaller loans totaling $0.9 million placed on nonaccrual status during the third quarter of 2006 and a $0.4 million increase in loans delinquent over 90 days but still accruing at September 30, 2006 compared to the amount at December 31, 2005. A softening in the 1-4 family residential real estate and real estate construction markets contributed to the increase in nonperforming loans. The allowance for loan losses was $3.6 million and $2.9 million at September 30, 2006 and December 31, 2005, or 1.30% and 1.08%, respectively, of total loans.

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

Noninterest Income
Noninterest income was $0.5 million for the three months ended September 30, 2006, compared to $0.3 million for the same period in 2005 and $1.4 million for the nine months ended September 30, 2006, compared to $6.4 million for the first nine months of 2005. The significant decrease in noninterest income for the nine-month period in 2006 compared to the same period in 2005 resulted primarily from a $5.0 million gain on sale of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock recorded in the first quarter of 2005. The gain on loan sales was basically flat for the third quarter of 2006 versus the third quarter of 2005 and decreased for the first nine months of 2006 compared to the same period in 2005 due to a slow down in secondary market mortgage activity and lower margins in 2006. The gain on loan sales was $277,000 for the three months ended September 30, 2006, compared to $274,000 for the comparable period in 2005 and $703,000 for the first nine months of 2006 compared to $811,000 for the first nine months of 2005. Service charge income was $134,000 for the three months ended September 30, 2006, compared to $114,000 for the comparable period in 2005 and $380,000 for the first nine months of 2006 compared to $274,000 for the first half of 2005. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositor. During March 2005, the Bank began offering products which include overdraft privileges on certain individual deposit products and cash management services for business depositors. Both of these products are fee-based and should result in further increases in service charge income. The Bank also introduced a new deposit product known as "ATM Advantage" during September 2005. This product offers unlimited use of competitor's ATM networks with reimbursement of all foreign and surcharge fees. The product does not pay interest but requires a minimum balance to avoid a monthly service charge. This product could reduce service charge income but the effect would be offset by more noninterest bearing deposits which should contribute to additional net interest income. Factors contributing to the decrease in other noninterest income for both the third quarter and nine-month period was the Company's decision to exit the title insurance business at the end of November 2005 and a decrease in fees due to reduced activity relating to secondary market mortgage lending and effecting the nine-month period only was a one time gain of $32,000 on long-term portfolio loans sold in the first quarter of 2005. The Company's title insurance company had approximately $70,000 and $201,000 of title insurance revenue for the three months and nine months ended September 30, 2005, respectively.

Noninterest Expense
Noninterest expense was $2.2 million for both the quarter ended September 30, 2006 and 2005 and $6.7 million for the nine months ended September 30, 2006 compared to $7.5 million for the first nine months of 2005. Contributing to the decrease was a decrease in salaries and employee benefits due to the $356,000 which the Company accrued during the first quarter of 2005 for the severance expense relating to the retirement of the Company's former Chairman and Chief Executive Officer, a reduction in the commissions related to reduced activity in mortgage loan sales, a reduction in incentive accruals and a reduction in professional fees in the first nine months of 2006 compared to the first nine months of 2005 due to a reduced amount of services required notwithstanding that professional fees were higher in the third quarter of 2006 compared to the third quarter of 2005 due to certain previously deferred fees being expensed in the third quarter of 2006. Other factors impacting the nine-month period only included a higher level of other noninterest expenses in the first quarter of 2005 primarily related to integration items associated with the merger with Independence Bancorp, the Citizens disposal in January 2005 and the expenses relating to the title insurance company that was sold which was previously mentioned. Partially offsetting those factors was an increase in net occupancy expenses due to the Bank's purchase of a building, located in Louisville, Kentucky to accommodate expansion. In April 2005, the Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building and in November 2005 established a full service branch at this location. An additional factor offsetting the overall decrease in noninterest expenses was an increase in data processing expenses which was primarily due to the growth of the Bank's services and its commitment to upgrade systems productivity and the effects of a refund received in the first quarter of 2005 from a previous third party data processing company of the Bank.

Income Tax Expense (Benefit)
The effective income tax rate on income from continuing operations was 24.1% for the three months ended September 30, 2006 compared to 27.6% for the same period in 2005 and 29.5% for the first nine months of 2006 compared to 33.9% for the first nine months of 2005. The decrease in the effective tax rate for the quarter and nine-month periods is primarily due to an increase in the percentage of tax exempt interest income compared to income from continuing operations.

Financial Condition
The Company's total assets were $338.2 million at September 30, 2006 compared to $336.2 million at December 31, 2005, an increase of 2.0 million or 0.6%. Net loans increased $4.5 million, loans held for sale went down $0.7 million and interest receivable and other assets increased $0.8 million while cash and cash equivalents decreased $1.9 million, investments decreased $0.3 million and Federal Home Loan Bank ("FHLB") stock went down $0.4 million.

Net loans were $271.5 million at September 30, 2006, compared to $267.0 million at December 31, 2005, an increase of $4.5 million or 1.7%. The increases in loans were in the real estate construction and real estate commercial loan portfolios, which increased $10.7 million or 21% and $1.0 million or 2%, respectively. The increases were primarily a result of lending activity in the Louisville, Kentucky metro market. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from approximately 48% to 44% of total loans and commercial loans which decreased from 9% to 8% of total loans. The decrease in residential real estate loans as a percentage of total loans is primarily due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.

Deposits increased $1.2 million or less than 0.5% to $265.5 million at September 30, 2006 compared to $264.3 million at December 31, 2005. This slight increase was largely attributable to increases in savings, NOW and money market deposits of $15.7 million and demand deposits of $0.4 million which more than offset a $14.9 million decrease in time deposits. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign during the first nine months of 2005 focusing on existing products and print advertisements only. As previously mentioned, during September 2005 the Company introduced a new deposit product known as "ATM Advantage" as part of its efforts to continue to grow core deposits. This new product offers unlimited use of competitor's ATM networks with reimbursement of all foreign and surcharge fees. The product does not pay interest but requires a minimum balance to avoid a monthly service charge.

Short-term borrowings increased $2.2 million or 11.6% to $20.9 million at September 30, 2006, compared to $18.7 million at December 31, 2005. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of September 30, 2006, unused loan commitments and performance letters of credit were $44,169,000 and $2,146,000, respectively.

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

At September 30, 2006 and December 31, 2005, brokered deposits were $35.3 million and $59.6 million, respectively. The weighted average cost and maturity of brokered deposits were 4.93% and four months at September 30, 2006 compared to 3.90% and nine months at December 31, 2005. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand when pricing for brokered deposits is more favorable than short-term borrowings.

At September 30, 2006 and December 31, 2005, the Bank had total FHLB advances outstanding of $21.0 million and $22.0 million, respectively, with $1.0 million and $4.0 million, respectively, included in long-term debt in the accompanying condensed consolidated balance sheet and the remaining amount included in short-term borrowings. Additionally, the Bank had $40.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $61.5 million.

The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. At September 30, 2006, the Bank may pay up to $7.3 million in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet with $4.1 million of the debentures being variable rate obligations with interest rates that reprice quarterly, and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. At September 30, 2006 the rate on the variable rate obligations was 8.52% compared to 7.67% at September 30, 2005. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR rate plus 3.15%.

Stockholders' equity increased $1.5 million from $38.3 million at December 31, 2005 to $39.8 million at September 30, 2006. The significant drivers of the change were net income of $1.5 million, cash dividends declared of $0.5 million ($0.24 per share) and an increase of $0.5 million relating to stock option and ESOP plan transactions.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The following table presents these ratios as of September 30, 2006 and December 31, 2005 for the Consolidated Company and the Bank along with the regulator's minimum ratio to be considered well capitalized.

                                                                                                 To Be Well
                                                     September 30, 2006     December 31, 2005    Capitalized
                                                     ------------------     -----------------    -----------
Total risk-based capital to risk-weighted assets
        Consolidated company                                15.6%                  15.1%             10.0%
        Bank                                                14.4                   13.6              10.0
Tier 1 capital to risk-weighted assets
        Consolidated company                                14.4                   13.1               6.0
        Bank                                                13.1                   12.5               6.0
Tier 1 capital to average assets
        Consolidated company                                11.3                   10.2               5.0
        Bank                                                10.4                    9.7               5.0


Regulatory Matters
On July 20, 2006, the Bank received its most recent Community Reinvestment Act ("CRA") Performance Evaluation prepared as of May 15, 2006. The Bank was assigned a "Needs to Improve" rating due in part to the Bank's low level of residential lending to low and moderate income borrowers within the Louisville, Kentucky Metropolitan Statistical Area. Management has taken appropriate steps to improve the residential lending issues cited by the Federal Deposit Insurance Corporation ("FDIC") during the CRA Performance Evaluation. By statute, a bank with a "less than satisfactory" CRA rating has limitations on certain future business activities until the CRA rating improves. Management does not believe these limitations will have any material affect on the Bank's current business plan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at September 30, 2006.

On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. The Plaintiffs are seeking to recover compensatory and punitive damages in connection with the shares it sold in the tender offer and their attorneys' fees. Discovery in the matter is currently underway. On April 14, 2006 a partial summary judgment was entered against the plaintiffs. In the partial summary judgment, the Circuit Court held that the only remedy available to the plaintiffs is the return of the stock upon the tender of the consideration received by the plaintiffs in exchange for the stock. Subsequent to the partial summary judgment, the plaintiffs amended their complaint to allege certain additional material misrepresentations had been made by the Company. This matter is currently scheduled for trial in July 2007. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management, after discussion with legal counsel, believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, events could occur that could cause any estimate of ultimate loss to differ materially in the near term.

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

     The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects our business and financial results, our cost of compliance could adversely affect our ability to operate profitably and a failure to comply could limit our ability to implement our business strategy. See the caption entitled "Regulatory Matters" included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report, which is Part I Item 2 of this report, for further information.

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

     We believe that our success to date and our prospects for future success depend significantly on the efforts of our senior management team, which includes N. William White, our President and Chief Executive Officer, R. Michael Wilbourn, our Executive Vice President and Chief Financial Officer, Gregory A. DeMuth, our Executive Vice President and the Chief Lending Officer of the Bank, David M. Hall, our Executive Vice President-Retail Banking of the Bank, Kathy Beach, our Executive Vice President and Chief Operations Officer, Alan D. Shepard, our Executive Vice President and Chief Credit Officer of the Bank and certain of our senior bankers. We have $0.5 million of key-man life insurance on both Mr. White and Mr. Wilbourn. There is no assurance, however, that $0.5 million would be enough to compensate us for the loss of Mr. White or Mr. Wilbourn. We do not have key-man insurance on any other officer of the Company or the Bank. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based.

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

     On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by us in connection with an offer to purchase up to 300,000 shares of our stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that we made certain material misrepresentations in connection with certain statements made in the tender offer. The Plaintiffs are seeking to recover compensatory and punitive damages in connection with the shares they sold in the tender offer and their attorneys' fees. Discovery in the matter is currently underway.

     On April 14, 2006 a partial summary judgment was entered against the plaintiffs. In the partial summary judgment, the Circuit Court held that the only remedy available to the plaintiffs is the return of the stock upon the tender of the consideration received by the Plaintiffs in exchange for the stock. Subsequent to the partial summary judgment, the plaintiffs amended their complaint to allege certain additional material misrepresentations had been made by the Company. This matter is currently scheduled for trial in July 2007. If we are ultimately unsuccessful in this litigation, it may have a negative effect on our results of operations or cash flows.

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

     At the time of the merger of Harrodsburg First Financial Bancorp and Independence Bancorp, Harrodsburg First Financial Bancorp had $5.2 million of trust preferred securities outstanding and Independence Bancorp had $4.1 million of trust preferred securities outstanding. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that were issued by Harrodsburg First Financial Bancorp and Independence Bancorp are senior to our shares of common stock. As of September 30, 2006, we had approximately $9.3 million of junior subordinated debentures outstanding. We have the right to defer payment of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If we defer, or fail to make, interest payments on the junior subordinated debentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures.

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


                                    1st INDEPENDENCE FINANCIAL GROUP, INC.


Date: October 31,2006               By:     /s/ R. Michael Wilbourn
                                                -----------------------
                                                R. Michael Wilbourn
                                                Executive Vice President
                                                and Chief Financial Officer

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