Form 10-K
period 2006-12-31
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2007-03-28
CIK 946738

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2006
                         Commission file number: 0-26570

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    61-1284899
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         8620 Biggin Hill Lane
         Louisville, Kentucky                            40220-4117
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: (502)753-0500

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                Name of each exchange on which registered
      --------------                -----------------------------------------
Common Stock, par value                    The NASDAQ Stock Market LLC
    $0.10 per share

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $27,977,262 as of June 30, 2006.

         The number of shares outstanding of the registrant's common stock as of March 15, 2007 was 1,995,594.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant's definitive proxy statement to be filed in connection with the annual meeting of stockholders to be held May 17, 2007.

================================================================================

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2006

                                      INDEX

                                      PART I                              Page

Item 1.   Business......................................................    3
Item 1A.  Risk Factors..................................................   13
Item 1B.  Unresolved Staff Comments.....................................   17
Item 2.   Properties....................................................   18
Item 3.   Legal Proceedings.............................................   18
Item 4.   Submission of Matters to a Vote of Security Holders...........   18

                                      PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities...........   19
Item 6.   Selected Financial Data.......................................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation....................................   22
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....   29
Item 8.   Financial Statements and Supplementary Data...................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   58
Item 9A.  Controls and procedures.......................................   58
Item 9B.  Other Information.............................................   58

                                      PART III

Item 10.  Directors, Executive Officers and Corporate Governace.........   58
Item 11.  Executive Compensation........................................   58
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters..................   58
Item 13.  Certain Relationships and Related Transactions, and Director
            Independence................................................   58
Item 14.  Principal Accounting Fees and Services........................   58

                                      PART IV

Item 15.  Exhibits, Financial Statement Schedules.......................   59
Signatures..............................................................   61

                                     PART I

Item 1.  Business.

General
         1st Independence Financial Group, Inc. (the "Company") was organized as a Delaware corporation in June 1995 and is a bank holding company based in Louisville, Kentucky which owns 1st Independence Bank, Inc. (the "Bank"). During 2004, the Company merged with Independence Bancorp, New Albany, Indiana. The Bank currently serves its customers through a network of eight branch offices located in Harrodsburg, Lawrenceburg and Louisville (Stony Brook main office branch and St. Matthews branch office), Kentucky and New Albany, Jeffersonville, Marengo and Clarksville, Indiana. The Bank also operates a mortgage division, 1st Independence Mortgage, which originates one-to-four family residential mortgage loans. 1st Independence Mortgage operates throughout the Bank's branch network. The Bank also offers limited trust services. On November 1, 2004, the Bank formed a title insurance company, Foundation Title Company, LLC, located in Jeffersonville, Indiana. The Company decided to exit the title insurance business at the end of November 2005 and sold the title insurance company at its carrying value.
         The Company provides commercial and retail banking services, with an emphasis on commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At December 31, 2006, the Company had total assets, deposits and equity of $342.8 million, $254.1 million, and $40.3 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank and its subsidiaries.
         In January 2005, the Company completed the sale of its entire interest in its majority owned subsidiary, Citizens Financial Bank, Inc., Glasgow, Kentucky ("Citizens) to another financial institution for $2.3 million. The sale of Citizens reflected the Company's revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the financial position and results of operations of Citizens prior to the sale were removed from the detail line items in the Company's financial statements and presented separately as "subsidiary held for disposal." In a related transaction the Bank purchased in January 2005 a commercial building located in Louisville, Kentucky, for $2.3 million from an affiliate of the financial institution which purchased Citizens. The Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building in April 2005. The Bank also received regulatory approval during the second quarter of 2005 to establish a full service branch at this location which it opened in November 2005. See note 3 to the Company's consolidated financial statements, presented herein, for additional information. Additionally, the financial tables also presented herein, have been revised to reflect the discontinued operations of Citizens prior to the sale.

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

                                                          December 31,                                       September 30,
                       ---------------------------------------------------------------------------------  ------------------
                                2006                 2005                2004                2003                 2002
                       --------------------  ------------------   ------------------  ------------------  ------------------
                                Percent of           Percent of          Percent of          Percent of           Percent of
                        Amount  Total loans  Amount  Total loans  Amount Total loans  Amount Total loans  Amount  Total loans
                       -------- -----------  ------- -----------  ------ -----------  ------ -----------  ------  -----------
Real estate:
    Commercial         $ 49,943      18%    $ 46,731      17%     $ 35,746    15%      $13,128    16%    $13,005       14%
    Residential         121,216      45      128,949      48       125,433    53        61,495    73      70,899       76
    Construction         64,244      23       51,877      19        33,600    14         2,977     3       3,749        4
Commercial               20,393       7       23,757       9        21,040     9         3,365     4       2,181        2
Consumer
    Home equity          14,026       5       16,615       6        16,672     7         1,963     2       1,630        2
    Other                 4,401       2        1,960       1         3,706     2         1,327     2       1,607        2
                       --------     ---     --------     ---      --------   ---       -------   ---     -------      ---
Total loans             274,223     100%     269,889     100%      236,197   100%       84,255   100%     93,071      100%
                                    ===                  ===                 ===                 ===                  ===
Less: allowance for
  loan losses             3,745                2,911                 2,549                 391               390
                       --------             --------              --------             -------           -------
Loans, net             $270,478             $266,978              $233,648             $83,864           $92,681
                       ========             ========              ========             =======           =======

Loans held for sale      $1,227               $1,278                $2,344               $   -             $   -
                         ======               ======                ======               =====           =======

Loan Maturity Tables
         The following table (in thousands) sets forth the maturity of the Company's loan portfolio at December 31, 2006. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                      Due after 1
                     Due within 1      through 5     Due after 5
                          year           years          years        Total
                          ----           -----          -----        -----
Real estate:
    Commercial          $16,156        $13,421        $ 20,366     $ 49,943
    Residential          19,637         13,292          88,287      121,216
    Construction         47,899         13,512           2,833       64,244
Commercial               11,156          3,760           5,477       20,393
Consumer                  2,100         14,154           2,173       18,427
                        -------        -------        --------     --------
    Total               $96,948        $58,139        $119,136     $274,223
                        =======        =======        ========     ========

         The following table (in thousands) sets forth as of December 31, 2006 the dollar amount of all loans that are due after December 31, 2007 and have either fixed rates of interest or floating or adjustable interest rates.

                                                 Floating or
                               Fixed rates     adjustable rates      Total
                               -----------     ----------------    --------
Real estate:
    Commercial                     $ 7,745        $ 26,042         $ 33,787
    Residential                     28,428          73,150          101,578
    Construction                     1,354          14,992           16,346
Commercial                           5,725           3,512            9,237
Consumer                             3,194          13,133           16,327
                                   -------        --------         --------
    Total                          $46,446        $130,829         $177,275
                                   =======        ========         ========

         Commercial Real Estate Loans. The commercial real estate loans originated are generally made to individuals, small businesses and partnerships located in the Company's primary market area. Such loans are generally secured by first mortgages on apartment buildings, office buildings, churches and other properties. Adjustable-rate loans for this type of lending have a margin that is 50 to 150 basis points higher than the margin added to single-family owner-occupied property loans. Commercial real estate loans are typically adjustable-rate loans with terms of 25 years or less and loan-to-value ratios typically not exceeding 80%. At December 31, 2006, commercial real estate loans totaled approximately $49.9 million or 18% of the total loan portfolio.
         Commercial real estate lending entails significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property.
         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. To minimize these risks, the Company generally limits loans of this type to its market area and to borrowers with which it has substantial experience and expertise in the commercial real estate market. The Company's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is their current practice to obtain personal guarantees from all principals obtaining this type of loan. The Company also obtains appraisals on each property.
         Included in the commercial real estate loan category are agricultural loans. At December 31, 2006, agricultural loans totaled $2.1 million, or less than 1% of the Company's loan portfolio.
         Residential Loans. The Company's residential loans consist of one- to four-family residential mortgage loans that are secured by property located in its primary market area. The Company generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 85% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 89.9% of the value of the mortgaged property typically carry higher rates commensurate with the higher risk associated with this type of loan. At December 31, 2006, one-to four-family residential mortgage loans totaled approximately $121.2 million, or 45% of the total loan portfolio.
         The Company offers three types of residential adjustable rate mortgage loans, all of which use the index value of the Weekly Average Yield on United States Treasury Securities Adjusted to a Constant Maturity of One Year plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to four-family property loan is generally 50 basis points higher than on an owner-occupied property loan. The Company's adjustable-rate one-to- four family and multi-family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. All fixed rate one-to-four family loans with a term of ten to thirty years are originated and sold on the secondary market through 1st Independence Mortgage. At December 31, 2006, loans held for sale totaled approximately $1.2 million.
         Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, builders, depositors and borrowers within the Company's market area. Mortgage loans originated and held by the Company in its portfolio generally include due-on-sale clauses which gives it the contractual right to deem the loan immediately due and payable in the event that the borrower sells or otherwise transfers an interest in the property to a third party.
         During periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans that provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.
         Construction and Land Development Loans. The Company engages in construction lending involving loans to qualified borrowers for construction of one- to four-family dwellings, multi-family residential units, commercial buildings and churches, and single family subdivision land development loans with the intent of such loans converting to permanent financing upon completion of construction. All construction and development loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2006, construction loans totaled approximately $64.2 million, or 23%, of the Company's total loan portfolio.
         Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which the borrower is not required to make monthly principal payments. Accrued interest must be paid at completion of construction to the first day of the following month, and monthly payments start the first day of the following month if the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing for the subject property and must execute a construction loan agreement.
         Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. The Company has sought to minimize this risk by requiring precise construction cost estimates, specifications, and drawing plans from qualified borrowers in their market area along with tighter underwriting guidelines relating to borrower cash flow and net worth.
         Commercial Loans. The Company originates fixed-rate and adjustable-rate commercial loans secured by commercial properties. These loans are typically originated with maximum loan-to-value ratios of 80% of the value of the respective property. At December 31, 2006, commercial loans totaled approximately $20.4 million, or 7%, of the total loan portfolio.
         Loans secured by commercial properties generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial lending are the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Company requires borrowers and loan guarantors, if any, to provide annual financial statements on commercial loans. In reaching a decision on whether to make a commercial loan, the Company considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Company generally requires an environmental survey for all commercial loans over $500,000.
         Consumer Lending. The Company originates consumer loans on either a secured or unsecured basis with revolving home equity lines of credit composing the majority of the consumer loan portfolio. The Company generally makes certificate of deposit loans for terms of up to the terms of the certificate of deposit collateralizing the loan and up to the face amount of the certificate. The interest rate charged on these loans is typically up to 2% higher than the rate paid on the certificate. These loans generally mature concurrently with the certificate of deposit on demand and the account must be assigned to the Company as collateral for the loan. At December 31, 2006, consumer loans totaled approximately $18.4 million, or 7%, of the total loan portfolio.
         Consumer loans may entail greater risk than residential loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.
         Loan Approval Authority and Underwriting. The Company has established various lending limits for its officers and maintains a loan committee that consists of the President and Chief Executive Officer, the Executive Vice President and Chief Lending Officer, the Executive Vice President and Chief Credit Officer and other officers of the Bank. The loan committee approves loans that exceed the limits established for individual officers. In January 2005, the loan policy was amended to provide for two classes of secured loans. Class I loans are those secured by investment grade securities, securities listed on the major stock exchanges, deposit accounts, life insurance cash surrender value, and real estate mortgages meeting certain loan to value ratios. Class II loans consist of all other asset-based lending. The loan committee may approve Class I and Class II loans of $3,000,000 and $2,000,000, respectively. At the same time, approval limits for unsecured loans were increased to $25,000. The Bank's directors' loan committee, which consists of six outside Bank directors, must approve all loans that exceed the lending limits of the loan committee.
         For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. All appraisals are reviewed by the Bank's loan officers designated by the Bank's Board of Directors. An independent appraiser designated and approved by the Bank's Board of Directors is utilized for all real estate mortgage loans. For construction/permanent loans, the funds advanced during the construction phase are disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by an independent contractor hired by the Bank or in some cases by an officer of the Bank. For real estate loans, the Bank requires either title insurance or a title opinion. Borrowers must also obtain fire and casualty, hazard or flood insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.
         Loan Commitments. The Company issues written commitments to prospective borrowers on all approved commercial real estate loans in excess of $500,000. Generally, the commitment requires acceptance within 20 days of the date of issuance. At December 31, 2006, the Company had approximately $71 million of commitments to cover originations and unused lines of credit.

Nonperforming and Problem Assets
         Loan Delinquencies. The Company's collection procedures provide that when a loan is 10 days past due, a notice of nonpayment is sent. Delinquent notices are sent if the loan becomes delinquent for more than 30 days and generally the borrower will receive a letter or be personally contacted by an officer of the Bank. If payment is still delinquent after 60 days, the customer will again receive a letter and/or telephone call and may receive a visit from an officer representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, management will generally initiate legal proceedings.
         Loans are reviewed on a monthly basis by management and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non- accrual status is charged against interest income. Subsequent interest payments are applied to the outstanding principal balance.
         Nonperforming Assets. The following table (in thousands except percentages) sets forth information regarding nonaccrual loans, other real estate owned and certain other repossessed assets and loans. Nonperforming asset balances related to the discontinued operations of Citizens have been eliminated. Additionally, as of the dates indicated, the Company had no loans categorized as troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 and impaired loans within the meaning of SFAS No. 114, as amended by SFAS No. 118, were approximately $3.4 million at December 31, 2006.

                                                                 December, 31                   September 30,
                                                    ------------------------------------------  -------------
                                                     2006        2005        2004        2003       2002
                                                     ----        ----        ----        ----       ----
Nonaccrual loans                                    $3,698      $1,140        $893       $  -       $  -
Accruing loans past due 90 days or more                 31         130         332        472        334
                                                    ------      ------       -----       ----       ----
    Total nonperforming loans                        3,729       1,270       1,225        472        334
Other real estate owned                                433           -           -          -        233
                                                    ------      ------      ------       ----       ----
    Total nonperforming assets                      $4,162      $1,270      $1,225       $472       $567
                                                    ======      ======      ======       ====       ====

Total nonperforming loans to total loans              1.36%       0.47%       0.52%      0.56%      0.36%
                                                      ====        ====        ====       ====       ====
Total nonperforming assets to total assets            1.21%       0.38%       0.41%      0.36%      0.45%
                                                      ====        ====        ====       ====       ====

         In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing financial difficulties. At December 31, 2006, these loans totaled approximately $11.1 million. These loans are monitored by management and considered in determining the level of the allowance for loan losses. Management does not believe these loans represent a significant exposure to loss.
         Classified Assets. Federal regulations provide for a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.
         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Office of Financial Institutions which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.
         Allowance for Loan Losses. It is management's policy to provide for losses on loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions, and the relationship of the allowance for loan losses to outstanding loans.
         The following table (in thousands except percentages) sets forth information with respect to the Company's allowance for loan losses at the dates and for the periods indicated below. Balances related to the discontinued operations of Citizens have been eliminated.

                                                                              Three months
                                              Year ended       Year ended        ended                 Year ended
                                             December 31,     December 31,     December 31,           September 30,
                                             ------------     ------------   --------------      ---------------------
                                                 2006             2005            2004              2004        2003
                                                 ----             ----            ----              ----        ----
Allowance for loan losses
Balance at beginning of period                  $2,911           $2,549          $2,560           $  391        $390
Allowance of acquired company                        -                -               -            1,046           -
Provision for loan losses                          847              354               -            1,203           2
Net charge-offs (recoveries):
    Residential                                     16              (11)              9               (2)          1
    Commercial                                       1                2               -               67           -
    Consumer                                        (4)               1               2               15           -
                                                ------           ------          ------           ------        ----
Balance at end of period                        $3,745           $2,911          $2,549           $2,560        $391
                                                ======           ======          ======           ======        ====

Total loans outstanding                       $274,223         $269,889        $236,197         $213,719     $84,796
                                              ========         ========        ========         ========     =======
Average loans outstanding                     $276,629         $257,333        $224,201         $112,844     $84,335
                                              ========         ========        ========         ========     =======

Allowance for loan losses to
     period-end loans                             1.37%            1.08%           1.08%            1.20%       0.46%
                                                 =====            =====           =====            =====       =====
Net loans charged off to average loans            0.00%            0.00%           0.00%            0.07%       0.00%
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

                                                  December 31,                                          September 30,
                    ---------------------------------------------------------------------------------  -----------------
                            2006                2005                2004                 2003                 2002
                    ------------------  -------------------  -------------------  -------------------  -----------------
                           Percent of           Percent of           Percent of           Percent of          Percent of
                    Amount Total loans  Amount  Total loans  Amount  Total loans  Amount  Total loans  Amount Total loans
                    ------ -----------  ------  -----------  ------  -----------  ------  -----------  ------ -----------
Real estate:
    Commercial      $1,508      18%     $  715       17%      $ 651      15%       $ 61      16%        $ 54       14%
    Residential        832      45         581       48         255      53         285      73          298       76
    Construction       358      23         153       19         358      14          14       3           16        4
Commercial             856       7         859        9         957       9          16       4            9        2
Consumer               191       7         603        7         328       9          15       4           13        4
                    ------     ---      ------      ---      ------     ---        ----     ---         ----      ---
Total allowance for
  loan losses       $3,745     100%     $2,911      100%     $2,549     100%       $391     100%        $390      100%
                    ======     ===      ======      ===      ======     ===        ====     ===         ====      ===

Return on Equity and Assets Ratios
         Ratios have been adjusted to reflect the discontinued operations of Citizens.
                                                                  Three months
                                  Year ended      Year ended         ended
                                  December 31,    December 31,    December 31,
                                      2006            2005           2004
                                      ----            ----           ----
Average equity to average assets     11.57%          11.59%         12.76%
Return on average equity              4.93           11.92           2.51
Return on average assets              0.57            1.38           0.32
Dividend payout ratio                31.96           16.83           0.00

Investment Activities
         The Company is required under federal regulations to maintain a sufficient amount of liquid assets that may be invested in specified short-term securities and certain other investments. However, the Federal Deposit Insurance Corporation ("FDIC") does not prescribe by regulation to a minimum or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.
         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2006, the Company had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $1.9 million and $16.4 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the fair market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2006, the Company's securities available for sale had an amortized cost of $16.5 million and fair market value of $16.4 million. Changes in the fair market value of securities available for sale do not affect the Company's net income. In addition, changes in the fair market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.
         At December 31, 2006, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) equity investments, and (viii) investment grade corporate bonds and commercial paper. The board of directors may authorize additional investments.
         As a source of liquidity and to supplement the Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities to investors.
          Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by quasi-governmental agencies, make up a majority of the pass-through certificates market.
         At December 31, 2006, the Company's securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Company's equity.
         Investment Portfolio. The following table (in thousands) sets forth the carrying value of the Company's investment securities at the dates indicated. Balances related to the discontinued operations of Citizens have been eliminated.

                                                           December 31,
                                                ------------------------------
                                                  2006        2005       2004
                                                  ----        ----       ----
Investment securities available for sale:
    Mortgage-backed                             $11,795     $11,556    $18,011
    U.S. government and federal agencies          1,985       1,974      2,525
    Municipal bonds                               2,641       2,610        505
    Equity                                            -           -      5,682
                                                -------     -------    -------
        Total                                   $16,421     $16,140    $26,723
                                                =======     =======    =======
Investment securities held to maturity:
    Mortgage-backed                             $     -     $     -    $     2
    Municipal bonds                               1,900       1,975      2,148
                                                -------     -------    -------
        Total                                   $ 1,900     $ 1,975    $ 2,150
                                                =======     =======    =======
        Total investment securities             $18,321     $18,115    $28,873
                                                =======     =======    =======

         Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Company's investment securities portfolio at December 31, 2006. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                      December 31, 2006
                               ----------------------------------------------------------------------------------------------------
                                                  More Than One to     More Than Five to
                               One Year or Less     Five Years            Ten Years       More Than Ten Years         Total
                               -----------------  -----------------   ------------------  --------------------  -------------------
                               Carrying  Average  Carrying  Average   Carrying   Average   Carrying   Average   Carrying   Average
                               Value     Yield     Value    Yield     Value      Yield     Value      Yield      Value      Yield
                               -------  --------  -----------------   -------   --------   -------   --------   --------   --------
Available-for-sale securities:
    Mortgage-backed securities  $   24     5.00%   $   76     7.01%   $3,806      4.78%     $7,889     5.32%    $11,795     5.16%
    U.S government and federal
        agencies                   986     3.07       998     5.24         -         -           -        -       1,984     4.16
    Municipal bonds                184     2.15         -        -       820      3.57%      1,638     4.51       2,642     4.05
                                ------     ----    ------     ----    ------      ----      ------     ----     -------     ----
        Total                   $1,194     2.97%   $1,074     5.37%   $4,626      4.57%     $9,527     5.18%    $16,421     4.86%
                                ======     ====    ======     ====    ======      ====      ======     ====     =======     ====
Held-to-maturity securities:
    Mortgage-backed securities  $    -        -%   $    -        -%   $    -         -%     $    -        -%    $     -        -%
    Municipal bonds                 90     4.92        50     5.12     1,504      4.35         256     5.57       1,900     4.56
                                ------     ----    ------     ----    ------      ----      ------     ----     -------     ----
        Total                   $   90     4.92%   $   50     5.12%   $1,504      4.35%     $  256     5.57%    $ 1,900     4.56%
                                ======     ====    ======     ====    ======      ====      ======     ====     =======     ====

Sources of Funds

         General. Deposits are the major external source of the Company's funds for lending and other investment purposes. The Company derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.
         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At December 31, 2006, the Company had brokered deposits totaling $23.7 million.
         The following table (in thousands) sets forth the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006.

                                                                Amount
                                                               -------
3 months or less                                               $26,206
Over 3 through 6 months                                          6,899
Over 6 through 12 months                                        22,571
Over 12 months                                                   5,253
                                                               -------
    Total                                                      $60,929
                                                               =======

         The following table (in thousands except rates) sets forth the Company's average balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated. Balances related to the discontinued operations of Citizens have been eliminated.

                                                                          Three months
                           Year ended              Year ended                 ended
                       December 31, 2006       December 31, 2005        December 31, 2004
                      -------------------     -------------------     --------------------
                       Average     Average      Average     Average     Average     Average
                       balance      rate        balance      rate       balance      rate
                       -------      ----        -------      ----       -------      ----
Demand and savings    $ 61,710      2.96%      $ 59,520      1.85%      $ 48,633     1.15%
Time                   187,463      4.39        177,801      3.24        155,491     2.61
                      --------                 --------                 --------
                      $249,173      4.04       $237,321      2.89       $204,124     2.27
                      ========                 ========                 ========

         Short-Term Borrowings. Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company can also obtain advances from the Federal Home Loan Bank of Cincinnati ("FHLB") and other short-term borrowings, such as federal funds purchased and issuance of securities sold under repurchase agreements to supplement its supply of lendable funds and to also supplement short-term liquidity. A pledge of the Bank's stock in the FHLB and a portion of its first mortgage loans typically secure FHLB advances. At December 31, 2006, the Company's short-term borrowings totaled $36.5 million; of which $35.0 million were short-term FHLB advances. See note 10 to the consolidated financial statements for additional information.

         Information regarding short-term FHLB advances follows:

                                                               Three months
                                Year ended      Year ended        ended
                               December 31,     December 31,   December 31,
                                   2006            2005           2004
                                   ----            ----           ----
Amount outstanding:
    Period end                   $35,000         $18,000        $22,500
    Maximum month end
        balance during period     35,000          28,000         22,500
    Average balance during
        Period                    18,216          16,541         19,575

Weighted average interest rate:
    Period end                      5.44%           4.33%          2.42%
    During the period               5.20            3.43           2.14

Personnel
         As of December 31, 2006, the Company had 85 full-time equivalent employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

Regulation of the Bank
         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws. The Bank is a Kentucky state-chartered stock-form commercial bank and its deposit accounts are insured under the Deposit Insurance Fund ("DIF"). The Bank is subject to extensive regulation and supervision by the KOFI as its chartering agency, and by the FDIC, as its deposit insurer. The Bank must file reports with the KOFI and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law.
         Federal and Kentucky banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends and other aspects of the Bank's operations. The regulatory structure also gives the respective regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including polices with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Supervision, regulation and examination of the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Bank.
         Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group, based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The supervisory subgroup to which an institution is assigned is based on the supervisory evaluation provided to the FDIC by the institution's primary federal regulator, and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates are determined semiannually by the FDIC.
         Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank does not know of any practice, condition, or violation that might lead to the termination of deposit insurance.
         Regulatory Capital Requirements. The FDIC has adopted regulations requiring institutions under their respective jurisdictions to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. Specifically, all savings institutions and banks must maintain the following ratios: (1) Tier 1 or core capital equal to at least 4% (3% if the institution has received the highest rating on its most recent examination) of total adjusted assets; and (2) total capital (defined as Tier 1 capital plus supplementary Tier 2 capital) equal to 8% of total risk-weighted assets. At December 31, 2006, the Bank was in compliance with the capital requirements of the FDIC.
         Dividend and Other Capital Distribution Limitations. The KOFI imposes restrictions on the ability of Kentucky commercial banks to pay dividends and to make other capital distributions. In general, banks are prohibited from paying any dividends or other capital distributions if, after the distribution, they would be undercapitalized under applicable federal law.
         In addition, under applicable provisions of Kentucky law, the prior approval of the KOFI is required if the total of all dividends declared by the Bank in any calendar year exceeds its respective net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At January 1, 2007, the Bank could pay dividends to the Company of approximately $7,883,000, without regulatory approval.
         Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of twelve (12) regional federal home loan banks that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.
         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.
         Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2006, the Bank was in compliance with these FRB requirements.

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

Available Information
         The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the United States Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D. C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. These reports are also available at the SEC's website at www.sec.gov. You also may obtain electronic or paper copies of our reports free of charge by contacting John F. Barron, Senior Vice President and Controller, 1st Independence Financial Group, Inc., 8620 Biggin Hill Lane, Louisville, Kentucky 40220-4117.

Item 1A. Risk Factors.

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

     The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects our business and financial results, our cost of compliance could adversely affect our ability to operate profitably and a failure to comply could limit our ability to implement our business strategy. See the caption entitled "Regulatory Matters" included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report, which is Part II, Item 7 of this report, for further information.

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

     We have grown rapidly in terms of branch expansion, total assets, net loans, and deposits. We may not be able to continue to grow at the same rate that we have grown in the past. We currently serve our customers through a network of eight banking offices, consisting of two full-service banking locations in Louisville, Kentucky, and one full-service banking location in each of New Albany, Jeffersonville, and Clarksville, Indiana. We also have one full-service banking location in Harrodsburg, Kentucky, Lawrenceburg, Kentucky, and Marengo, Indiana. Our business strategy calls for continued expansion and the opening of additional branches during the next three to five years. We have not yet attempted to establish branches in any of the other counties in Kentucky or southern Indiana. Our branch expansion strategy entails other risks, including:

        o  the entrance into new markets where we lack experience;
        o  the experience of unexpected competition;
        o the introduction of new products and services into our business with which we have no prior experience;
        o the time and costs of evaluating new markets, hiring experienced local management and opening new offices;
        o the ability to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures;
        o  the ability to manage a growing number of client relationships;
        o the ability to recruit and retain additional experienced bankers to accommodate growth;
        o the ability to maintain controls and procedures sufficient to accommodate an increase in expected loan volume andinfrastructure;
        o the diversion of our management's attention from our existing businesses as a result of our growth strategy;
        o the additional expenditures our asset growth may require to expand our administrative and operational infrastructure; and
        o the ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms.

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

     We believe that our success to date and our prospects for future success depend significantly on the efforts of our senior management team, which includes N. William White, our President and Chief Executive Officer, R. Michael Wilbourn, our Executive Vice President and Chief Financial Officer, Gregory A. DeMuth, our Executive Vice President and Chief Lending Officer of the Bank, David M. Hall, our Executive Vice President-Retail Banking of the Bank, Kathy L. Beach, our Executive Vice President and Chief Operations Officer, Alan D. Shepard, our Executive Vice President and Chief Credit Officer of the Bank and certain of our senior bankers. We have $0.5 million of key-man life insurance on both Mr. White and Mr. Wilbourn. There is no assurance, however, that $0.5 million would be enough to compensate us for the loss of Mr. White or Mr. Wilbourn. We do not have key-man insurance on any other officer of the Company or the Bank. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based.

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

     Most of our assets and liabilities are monetary in nature, and thus subject us to significant risks from changes in interest rates. Consequently, our results of operations can be significantly affected by changes in interest rates and our ability to manage interest rate risk. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income or a decrease in interest rate spread. In addition to affecting our profitability, changes in interest rates can impact the valuation of our assets and liabilities. A discussion of how we measure our exposure to interest rate changes is provided in Part II, Item 7 of this report.

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

     Section 404 of the Sarbanes-Oxley Act requires annual assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm regarding their opinion of the effectiveness of our internal control over financial reporting based upon their audit. We are required to complete our initial assessment by the filing of our Form 10-K for the year ended December 31, 2007 and to obtain the opinion of our independent registered public accounting firm by the filing of our Form 10-K for the year ended December 31, 2008. During the course of our assessment, we may identify deficiencies in our internal controls over financial reporting which we may not be able to remediate in time to meet this deadline. A failure to maintain adequate internal controls may result in material misstatements in our financial statements and a failure to meet our reporting obligations. As a result investors may lose confidence in our reported financial information and our stock price could decline.

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

     As of December 31, 2006 we had $9.3 million of trust preferred securities outstanding. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the junior subordinated debentures are senior to our shares of common stock. We have the right to defer payment of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If we defer, or fail to make, interest payments on the junior subordinated debentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures.

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

Item 1B. Unresolved Staff Comments.

         None.

Item 2. Properties.

         The Company's corporate office is located at 8620 Biggin Hill Lane in Louisville, Kentucky where the Company's finance and accounting, loan and deposit operations, mortgage operations and a full service banking office (Stony Brook Branch) are located. The Company conducts its banking business through eight full service banking offices located in Harrodsburg, Lawrenceburg and two locations in Louisville, Kentucky (St. Matthews Branch and Stony Brook Branch) and Jeffersonville, New Albany, Marengo and Clarksville, Indiana. 1st Independence Mortgage conducts its business throughout the Bank's branch network.
         The location of the Company's properties, the approximate square footage and whether owned or leased is described in the following table:

              Location                           Nature                Square Feet      Status
              --------                           ------                -----------      ------
Harrodsburg, Kentucky                 Branch banking facility             12,636        Owned
    104 South Chiles Street

Lawrenceburg, Kentucky                Branch banking facility              2,550        Owned
    1015 Crossroad Drive

Louisville, Kentucky                  Corporate office (including         14,190        Owned
(Stony Brook Branch)                  finance and accounting, loan
    8620 Biggin Hill Lane             and deposit operations),
                                      mortgage operations and
                                      branch banking facility

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

Clarksville, Indiana                  Branch banking facility              2,817        Leased
    1325 Veterans Parkway

Jeffersonville, Indiana               Branch banking facility              3,562        Leased
    1711 East 10th Street

Marengo, Indiana                      Branch banking facility              5,856        Owned
    309 South Bradley Street

New Albany, Indiana                   Branch banking facility             11,200        Leased
    3801 Charlestown Road

         See note 8 to the Company's consolidated financial statements herein for additional information. The New Albany, Indiana branch is leased from Chalfant Industries, Inc., a company owned by the Company's Chairman of the Board of Directors.

Item 3. Legal Proceedings.

         The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at December 31, 2006.
         On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. The Plaintiffs are seeking to recover compensatory and punitive damages in connection with the shares it sold in the tender offer and their attorneys' fees. On April 14, 2006 a partial summary judgment was entered against the plaintiffs. In the partial summary judgment, the Circuit Court held that the only remedy available to the plaintiffs is the return of the stock upon the tender of the consideration received by the plaintiffs in exchange for the stock. Subsequent to the partial summary judgment, the plaintiffs amended their complaint to allege certain additional material misrepresentations had been made by the Company. This matter is currently scheduled for trial in July 2007. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management, after discussion with legal counsel, believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, events could occur that could cause any estimate of ultimate loss to differ materially in the near term.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Since its issuance in October 1995, the Company's common stock has traded on the NASDAQ Global Market System. The Company's trading symbol is FIFG. The quarterly high and low sales prices for the Company's common stock as reported by NASDAQ and any dividends declared during the quarter are set forth in the table below.
                                              Quarter Ended
                          ----------------------------------------------------
2006                      3/31            6/30            9/30           12/31
----                      ----            ----            ----           -----
High                     $19.00          $18.80          $18.00         $17.90
Low                       17.49           16.20           15.67          16.40
Cash dividend declared
  per share                0.08            0.08            0.08           0.08

                                              Quarter Ended
                          ----------------------------------------------------
2005                      3/31            6/30            9/30           12/31
----                      ----            ----            ----           -----
High                     $19.99          $23.05          $20.50         $20.00
Low                       18.21           17.41           19.00          18.00
Cash dividend declared
  per share                0.16            0.08            0.08           0.08

         The number of shareholders of record of common stock as of December 31, 2006, was approximately 410. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At December 31, 2006, there were 1,995,594 shares outstanding. The Company's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The payment of cash dividends by the Bank is limited by regulations of the FDIC. See "Regulations of the Bank - Dividend and Other Capital Distribution Limitations."
         Set forth below is information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                       Equity Compensation Plan Information

                                                                                                (c)
                                                   (a)                 (b)              Number of securities
                                          Number of securities    Weighted-average     remaining available for
                                            to be issued upon       exercise price     future issuance under
                                               exercise of          of outstanding    equity compensation plan
                                          outstanding options,    options, warrants    [excluding securities
                                           warrants and rights        and rights       reflected in column (a)]
                                         ----------------------  -------------------  ------------------------
Equity compensation plans approved
   by stockholders:

2004 Omnibus Stock Option Plan                    51,550              $ 11.83                 223,450
1996 Stock Option Plan                            81,000                16.50                  30,000 (1)
Restricted Stock Plan                                  -                    -                  76,500

Equity compensation plans not
   approved by stockholders                          n/a                  n/a                     n/a
                                                 -------              -------                 -------
 Total                                           132,550              $ 14.69                 329,950
                                                 =======              =======                 =======

(1) No longer eligible for grant as of January 28, 2007.

                                Performance Graph

         The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Comparative Stock Performance Graph
         The following performance graph compares the performance of the Company's Common Stock to the NASDAQ Market Index (U.S.) and the NASDAQ Financial Stocks Index for the five year period ended December 31, 2006. The graph assumes an investment of $100 in each of the Company's Common Stock, the NASDAQ Market Index (U.S.) and the NASDAQ Financial Stocks Index on December 31, 2001 and that all dividends were reinvested.

                                            [GRAPHIC OMITTED]

                                           12/31/01    12/31/02     12/31/03   12/31/04    12/31/05    12/31/06
                                           --------    --------    ---------   --------    --------    --------
1st Independence Financial Group, Inc.     $100.00     $121.29      $221.53    $187.85     $186.96     $168.82
NASDAQ Market Index (U.S.)                  100.00       69.13       103.36     112.49      114.88      126.22
NASDAQ Financial Stocks Index               100.00      102.98       139.28     162.56      166.42      191.34

Item 6. Selected Financial Data.

Selected Consolidated Financial Data
(in thousands except per share data)

                                                              Three months ended
                                      Year ended December 31,    December 31,           Year ended September 30,
                                      ---------------------     -------------      ----------------------------------
Results of operations:                    2006        2005           2004            2004        2003         2002
                                      ----------  ---------      -----------       ---------   ----------   ---------
Net interest income                    $ 10,623   $ 10,252       $  2,330         $  4,678     $  3,422    $  3,592
Provision for loan losses                   847        354              -            1,203            3           -
Noninterest income                        1,791      6,957            538              682          652         337
Noninterest expense                       8,839     10,093          2,537            6,026        2,715       2,476
Net income (loss)                         1,940      4,481            240           (1,093)       1,307         670

Per Share Data:
Income (loss) from continuing operations
    Basic                              $   1.00   $   2.38       $   0.13         $  (0.84)    $   0.94    $   0.77
    Diluted                                0.99       2.33           0.12            (0.84)        0.94        0.77
Income from subsidiary held for disposal
    Basic                                  0.00       0.00           0.00             0.02         0.20       (0.42)
    Diluted                                0.00       0.00           0.00             0.02         0.20       (0.42)
Net income (loss)
    Basic                                  1.00       2.37           0.13            (0.83)        1.05        0.54
    Diluted                                0.99       2.32           0.13            (0.83)        1.05        0.54

Weighted average shares outstanding
    Basic                                 1,941      1,889          1,864            1,318        1,244       1,243
    Diluted                               1,957      1,929          1,917            1,318        1,245       1,243

Book value - end of period             $  20.20   $  19.61       $  19.68         $  19.38     $  16.98    $  16.47
Market value - end of period              16.40      18.50          18.98            20.00        19.42       11.61
Cash dividends declared                    0.32       0.40           0.00             0.38         0.60        0.60

Dividend payout ratio                     31.96%     16.83%          0.00%          (47.30)%      54.94%     110.75%

                                                 At December 31,                             At September 30,
                                      ------------------------------------        ----------------------------------
Balance Sheet Data:                       2006        2005          2004              2004        2003         2002
                                      ----------  ---------    -----------        ---------   ----------   ---------
Total assets                           $342,806   $336,187       $337,191         $320,032     $173,764    $153,052
Securities                               18,321     18,115         28,873           29,478       31,892      14,564
Loans, excluding held for sale          274,223    269,889        236,197          213,719       84,796      93,510
Allowance for loan losses                 3,745      2,911          2,549            2,560          391         390
Deposits                                254,077    264,323        223,308          219,817      106,692      98,049
Short-term borrowings                    36,526     18,747         23,233            7,121            -       4,000
Long-term borrowings                     10,279     13,279         14,247           14,234        6,155       1,000
Stockholders' equity                     40,303     38,261         37,706           37,081       20,772      22,066

Shares outstanding at end of period       1,996      1,951          1,916            1,913        1,223       1,340

                                                              Three months ended
                                      Year ended December 31,    December 31,            Year ended September 30,
                                      -----------------------    -----------        ----------------------------------
Financial Performance Ratios:             2006        2005           2004              2004        2003         2002
                                      ----------  ---------      -----------        ---------   ----------   ---------
Return on average assets                   0.57%      1.38%          0.32%           (0.68)%       0.91%       0.76%
Return on average stockholders' equity     4.93      11.92           2.51            (4.58)        5.65        4.32
Net interest margin                        3.40       3.44           3.45             3.13         2.82        3.05
Efficiency ratio (1)                      71.20      81.88          88.46           112.28        67.35       63.02

Asset Quality Ratios (2):
Nonperforming loans to total loans         1.36%      0.47%          0.52%            0.57%        0.48%       0.36%
Nonperforming assets to total assets       1.21       0.38           0.41             0.44         0.31        0.45
Net charge-offs (recoveries) to
  average loans                            0.00       0.00           0.00             0.07         0.00        0.02
Allowance for loans losses to total
  loans (excluding held for sale)          1.37       1.08           1.08             1.20         0.46        0.42
Allowance for loans losses to
  nonperforming loans (3)                100.43     229.21         208.08           210.01        95.13      116.77

Liquidity and Capital Ratios:
Loans to deposits                        107.93%    102.11%        105.77%           97.23%       79.48%      95.37%
Average stockholders' equity
    to average total assets               11.57      11.59          12.76            14.79        16.08       17.70
Tangible equity to assets (4)              8.47       8.01           7.81             8.01        11.75       14.42
Leverage ratio                            11.60      10.20           9.60             9.90        11.40       11.70
Tier 1 risk-based capital ratio           14.60      13.10          13.30            13.90        20.60       20.60
Total risk-based capital ratio            15.90      15.10          15.60            16.20        21.10       21.10

(1) Efficiency ratio is noninterest expense divided by net interest income plus noninterest income (excluding securities gains and losses).
(2) At period end, except for net charge-offs to average loans.
(3) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.
(4) Calculated by dividing stockholders' equity less goodwill and core deposit intangibles by total assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the periods presented, and certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere or incorporated by reference in this Annual Report on Form 10-K including note 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Critical Accounting Policies and Estimates" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words "plan," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, changes in general economic conditions; interest rates, deposit flows, loan demand, real estate values, competition and demand for financial services and loan, deposit, and investment products in the Company's local markets; changes in the quality and composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company's operations, pricing, and services, and other risks as detailed in the Company's various Securities and Exchange Commission filings.
         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

General
         The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At December 31, 2006, the Company had total assets, deposits and stockholders' equity of $342.8 million, $254.1 million, and $40.3 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.
         The Company is currently a defendant in a lawsuit that asserts that the Company made certain material misrepresentations in connection with its offer to purchase up to 300,000 shares of stock in a tender offer in May 2003. The plaintiffs are seeking to recover damages in connection with the shares they sold in the tender offer and attorneys fees. This matter is currently scheduled for trial in July 2007. Based upon the advice of counsel, management records an estimate of the amount of ultimate expected loss for litigation, if any. Management has not recorded a loss provision for this litigation as, after discussion with legal counsel, management believes the ultimate result of this litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Events could occur that could cause the estimate of ultimate loss to differ materially in the near term.
         In January 2005, the Company sold its interest in Citizens Financial Bank, Inc., Glasgow, Kentucky ("Citizens") to another financial institution for $2.3 million. The sale of Citizens reflected the Company's revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky.
         The Bank also purchased property and a building, located in Louisville, Kentucky, that was previously used as an operations center and retail branch of an affiliate of the financial institution that purchased Citizens. The purchase price of the building and property was $2.3 million. The Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building in April 2005. The Bank also received regulatory approval during the second quarter of 2005 to establish a full service branch at this location and subsequently opened the branch in November 2005.

Critical Accounting Policies and Estimates
         The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
          On an ongoing basis, management evaluates the Company's accounting polices and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from regulators and third party professionals and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
         The following critical accounting policies affect the Company's more significant judgements and estimates used to prepare the consolidated financial statements:
            Other Than Temporary Impairment of Securities. Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
         Allowance for Loan Losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. To assess the adequacy of the allowance, management uses historical information as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the methodology of assessing the adequacy of the allowance for loan losses, see the "Provision for Loan Losses" section elsewhere within this Management's Discussion and Analysis of Financial Condition and Results of Operations and note 5 to the Company's consolidated financial statements.
         Goodwill. Acquisitions accounted for under the purchase method of accounting require that assets acquired and liabilities assumed be recorded at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets with goodwill representing the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is subject to an annual impairment test and is evaluated using various fair value techniques. See note 7 to the Company's consolidated financial statements for further information.

Overview
         Net income for the year ended December 31, 2006 was $1,940,000 or $0.99 per diluted share compared to net income of $4,481,000 or $2.32 per diluted share for the year ended December 31, 2005. The decreases in net income and net income per diluted share for the year ended December 31, 2006 were primarily due to after tax securities gains of $3,308,000 taken in the first quarter of 2005 and the increase of $325,000 after taxes in the provision for loan losses in the year 2006 compared to the year 2005. Partially offsetting these factors was an increase in net interest income of $245,000 after taxes and an after tax charge of $235,000 recorded in the first quarter of 2005 for severance expenses related to the retirement of the Company's former Chairman and Chief Executive Officer. Other factors were decreased incentive expense, employee benefit expense, marketing expense, professional fees and other noninterest expense items. Partially offsetting these factors were increased net occupancy expense and data processing expense.
         Net income for the year ended December 31, 2005 was $4,481,000 or $2.32 per diluted share compared to a loss of ($1,036,000) or ($0.69) per diluted share for the twelve months ended December 31, 2004. The Company changed its fiscal year from September 30 to December 31, effective December 31, 2004. Accordingly, results of operations and related statistical information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended December 31, 2004 is unaudited and is derived by taking the (audited) twelve months ended September 30, 2004 amount and adding the (audited) three months ended December 31, 2004 amount and subtracting the (unaudited) three months ended December 31, 2003 amount. The increases in net income and net income per diluted share for the year ended December 31, 2005 were primarily due to after tax securities gains of $3,308,000 taken in the first quarter of 2005 which was previously mentioned and the significance of the Company's July 2004 merger with Independence Bancorp (the "Merger") to the Company's operations including an after tax charge of approximately $526,000 recorded in the second quarter of 2004 in connection with the termination of a data processing contract. Other factors which contributed to the increase were a decrease of $560,000, after taxes, in the provision for loan losses taken in the twelve months ended December 31, 2005 compared to the same period in 2004, an after tax charge of $158,000 relating to the Bank's termination of its pension plan in the third quarter of 2004, a $356,000 goodwill writeoff recorded in the third quarter of 2004 in regards to the Citizens disposal and certain merger-related expenses also taken in the third quarter of 2004. Partially offsetting these factors was the after tax charge of $235,000 recorded in the first quarter 2005 for severance expenses related to the retirement of the Company's former Chairman and CEO which was previously mentioned.

Results of Operations
Net Interest Income
         Net interest income is the most significant component of the Company's revenues. Net interest income is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (deposits and borrowed funds). Net interest income depends on the volume and rate earned on interest-earning assets and the volume and rate paid on interest-bearing liabilities.
         Net interest income was $10.6 million for the year ended December 31, 2006, an increase of $0.3 million or 4% from $10.3 million for the year ended December 31, 2005. Net interest spread and net interest margin were 2.98% and 3.40%, respectively, for the year ended December 31, 2006, compared to 3.14% and 3.44% for the year ended December 31, 2005. The decrease in net interest spread and net interest margin for the year 2006 compared to the year 2005 was primarily due to the reversal of $57,000 of interest income on a $2.6 million loan which was placed on nonaccrual in August 2006 and a faster increase in interest rates on interest-bearing liabilities, including the effect of the increasing rate on the $4.1 million of variable rate subordinated debentures, compared to the rates on interest-earning assets. Partially offsetting these factors were increases in the volume of net earning assets. Changes in volume resulted in an increase in net interest income of $0.7 million for the year of 2006 compared to the year 2005, and changes in interest rates and the mix resulted in a decrease in net interest income of $0.4 million for the year 2006 versus the year 2005.
         Net interest income was $10.3 million for the year ended December 31, 2005, an increase of $4.1 million or 67% from $6.2 million for the twelve months ended December 31, 2004. Net interest spread and net interest margin were 3.14% and 3.44%, respectively, for the year ended December 31, 2005, compared to 3.07% and 3.30% for the twelve months ended December 31, 2004. The increase in the net interest margin was due to an increase in the volume of net interest bearing assets, primarily resulting from the Merger and due to loan growth since the Merger. Changes in volume resulted in an increase in net interest income in 2005 of $4.4 million and changes in interest rates and the mix resulted in a decrease in net interest income of $0.3 million versus the comparable periods in 2004.
         For a detailed analysis of interest income and interest expense, see "Average Balance Sheets" and "Rate/Volume Analysis" below.

 Average Balance Sheets
         The following table set forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

                                         Year ended December 31,        Year ended December 31,     Twelve months ended December 31,
                                                  2006                          2005 (1)                        2004 (1)
                                      ----------------------------   ----------------------------     ----------------------------
                                      Average             Average    Average              Average     Average             Average
                                      Balance  Interest  Yield/Cost  Balance   Interest  Yield/Cost   Balance   Interest  Yield/Cost
                                     ---------  -------  ---------  --------   ------   --------     --------   -------   -------
                                                                 (in thousands except percentages)
Earning assets:
  Loan, net of unearned incom         $277,974  $20,798    7.48%     $259,119   $17,009    6.56%      $148,072   $ 9,158    6.17%
  Investment securities and other (2)   34,060    1,640    4.82        38,827     1,437    3.70         37,569     1,238    3.29
                                      --------  -------              --------    ------                -------   -------
      Total earning assets             312,034   22,438    7.19       297,946    18,446    6.19        185,641    10,396    5.58
                                                -------                          ------                          -------
Less allowance for loan losses           3,157                          2,747                            1,404
                                      --------                       --------                         --------
                                       308,877                        295,199                          184,237
Assets of discontinued operations                                                                       41,923
Non-earning assets:
  Cash and due from banks                5,462                          4,604                            4,320
  Premises and equipment, net            8,259                          7,856                            3,726
  Other assets                          17,584                         16,431                           11,172
                                      --------                       --------                         --------
      Total assets                    $340,182                       $324,090                         $245,378
                                      ========                       ========                         ========

Interest bearing liabilities:
  Deposits                            $249,173   10,060    4.04      $237,321     6,852    2.89       $150,147     3,556    2.36
  Borrowings                            31,433    1,755    5.58        31,302     1,342    4.29         18,398       690    3.75
                                      --------  -------              --------    ------               --------   -------
      Total interest bearing
        liabilities                    280,606   11,815    4.21       268,623     8,194    3.05        168,545     4,246    2.51
                                                -------                          ------                          -------
Liabilities of discontinued operations                                                                  37,631
Non-earning liabilities:
  Non-interest bearing deposits         18,539                         16,016                            6,916
  Other liabilities                      1,674                          1,861                            2,228
                                      --------                       --------                         --------
      Total liabilities                300,819                        286,500                          215,320

Minority interests                           -                             13                            1,770
Stockholders' equity                    39,363                         37,577                           28,288
                                      --------                       --------                         --------
      Total liabilities and
        stockholders' equity          $340,182                       $324,090                         $245,378
                                      ========                       ========                         ========

Net interest income                             $10,623                         $10,252                          $ 6,150
                                                =======                         =======                          =======
Net interest spread (3)                                    2.98%                           3.14%                            3.07%
                                                         ======                          ======                           ======
Net interest margin (4)                                    3.40%                           3.44%                            3.30%
                                                         ======                          ======                           ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                111.20%                         110.92%                          110.14%
                                                         ======                          ======                           ======

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

                                             Year ended December 31,                 Year ended December 31,
                                                 2006 vs. 2005 (1)                      2005 vs. 2004 (1)
                                     ------------------------------------    ------------------------------------
                                     Increase (decrease) due to change in    Increase (decrease) due to change in
                                     ------------------------------------    ------------------------------------
                                        Volume       Rate       Net            Volume       Rate         Net
                                       ---------   ---------  ---------       ----------  ---------   ----------
                                                                     (in thousands)
Interest income
    Loans                                $1,294      $2,495    $3,789           $7,241     $  610       $7,851
    Investment securities and other (2)    (192)        395       203               42        157          199
                                         ------      ------    ------           ------     ------       ------
        Total interest income             1,102       2,890     3,992            7,283        767        8,050
                                         ------      ------    ------           ------     ------       ------
Interest expense
    Deposits                                358       2,850     3,208            2,377        919        3,296
    Borrowings                                6         407       413              539        113          652
                                         ------      ------    ------           ------     ------       ------
        Total interest expense              364       3,257     3,621            2,916      1,032        3,948
                                         ------      ------    ------           ------     ------       ------
Net interest income                      $  738      $ (367)   $  371           $4,367     $ (265)      $4,102
                                         ======      ======    ======           ======     ======       ======

(1) Average balances and changes in interest income and interest expense related to the discontinued operations of Citizens have been eliminated.
(2) Includes interest-earning overnight deposits and term deposits with the FHLB.


Provision for Loan Losses
         The provision for loan losses was $847,000 for the year ended December 31, 2006, compared to $354,000 for the year 2005. Nonperforming loans were $3.7 million at December 31, 2006 and $1.3 million at December 31, 2005, or 1.36% and 0.47%, respectively, of total loans. The increase in the level of nonperforming loans was primarily due to the result of one loan of $2.6 million that was placed on nonaccrual status in August 2006 in addition to several other smaller loans totaling $0.9 million placed on nonaccrual status during the third quarter of 2006 and a $0.4 million increase in loans delinquent over 90 days but still accruing at December 31, 2006 compared to the amount at December 31, 2005. A softening in the 1-4 family residential real estate and real estate construction markets contributed to the increase in nonperforming loans. The allowance for loan losses was $3.7 million and $2.9 million at December 31, 2006 and December 31, 2005, or 1.37% and 1.08%, respectively, of total loans.
         The provision for loan losses was $354,000 for the year ended December 31, 2005, compared to $1,203,000 for the twelve months ended December 31, 2004. Nonperforming loans were $1.3 million at December 31, 2005 and $1.2 million at December 31, 2004, or 0.47% and 0.52%, respectively, of total loans. The allowance for loan losses was $2.9 million and $2.5 million at December 31, 2005 and December 31, 2004, or 1.08% and 1.08%, respectively, of total loans. The higher amount of provision for loan losses in 2004 compared to 2005 was primarily attributable to the changes in the loan mix as a result of the Merger, as described below.
         The Company maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, loan commitments outstanding, and other information relevant to assessing the risk of loss inherent in the loan portfolio. As a result of management's analysis, a range of the potential amount of the allowance for loan losses is determined.
         Prior to the acquisition of Independence Bancorp in July 2004, the Company operated as a thrift and provided primarily residential real estate loan products in its markets in central Kentucky. As a result of the Merger and the Bank's conversion to a state-chartered commercial bank, management made the decision to no longer originate long-term residential real estate loans for its loan portfolio. The Company's loan growth since the Merger has primarily consisted of shorter-term construction loans, commercial real estate loans, other commercial loans and other loan types traditional to the banking industry. The Company therefore has different risk characteristics including but not limited to higher individual loan amounts and increased exposure to economic conditions.
         The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management's estimate of credit losses and the related allowance.

Noninterest Income
         Noninterest income was $1.8 million for the year ended December 31, 2006, compared to $7.0 million for the year 2005. The significant decrease in noninterest income for the year 2006 compared to the year 2005 resulted primarily from a $5.0 million gain on sale of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock recorded in the first quarter of 2005. The gain on loan sales decreased for the year 2006 compared to the year 2005 due to a slow down in secondary market mortgage activity and lower margins in 2006. The gain on loan sales was $892,000 for the year 2006 compared to $1,041,000 for the year 2005. Service charge income was $518,000 for the year 2006 compared to $391,000 for the year 2005. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositor. During March 2005, the Bank began offering products which include overdraft privileges on certain individual deposit products and cash management services for business depositors. Both of these products are fee-based and should result in further increases in service charge income. Other factors which primarily offset each other was a reduction of the loss on sale of premises and equipment which decreased from $156,000 in 2005 to $32,000 in 2006 which offset a loss of $120,000 in 2006 relating to other real estate owned compared to no activity in 2005. Factors contributing to the decrease in other noninterest income for the year 2006 was the Company's decision to exit the title insurance business at the end of November 2005 and a decrease in fees due to reduced activity relating to secondary market mortgage lending and a one time gain of $32,000 on long-term portfolio loans sold in the first quarter of 2005. The Company's title insurance company had approximately $264,000 of title insurance revenue for the year ended December 31, 2005.
         Noninterest income was $7.0 million for the year ended December 31, 2005, compared to $1.2 million for the twelve months ended December 31, 2004. Significant increases in noninterest income for the year ended December 31, 2005 resulted from the $5.0 million gain on sale of FHLMC preferred stock recorded in the first quarter of 2005 which was previously mentioned and gains on loan sales. The gains on loan sales represented a new source of noninterest income to the Company after the Merger as the Company did not previously engage in significant secondary market sales prior to the Merger. Service charge income was $391,000 for the year ended December 31, 2005, compared to $195,000 for the twelve months ended December 31, 2004. The increase was primarily attributable to the Merger. Traditionally, the Company did not have significant service charge income since the vast majority of their deposit accounts were consumer accounts. Contributing to the increase in other noninterest income were the effects of the Merger and approximately $264,000 of title insurance revenue for the year ended December 31, 2005 from the Company's title insurance company which began operations in November 2004. As previously mentioned, the Company decided to exit the title insurance business at the end of November 2005 and sold the title insurance company at its carrying value.

Noninterest Expense
         Noninterest expense was $8.8 million for the year ended December 31, 2006 compared to $10.1 million for the year ended 2005. Contributing to the decrease was a decrease in salaries and employee benefits due to the $356,000 which the Company accrued during the first quarter of 2005 for the severance expense relating to the retirement of the Company's former Chairman and Chief Executive Officer, a reduction in the commissions related to reduced activity in mortgage loan sales, a reduction in incentive accruals and a decrease in employee benefit expense due to a plan revision and a lower amount of ESOP contributions. Additional factors contributing to the decrease were reduced marketing expense and a reduction in professional fees in the year 2006 compared to the year 2005 due to a reduced amount of services required. Other factors included a higher level of other noninterest expenses in the first quarter of 2005 primarily related to integration items associated with the Merger, the Citizens disposal in January 2005 and the expenses relating to the title insurance company that was sold which was previously mentioned. Partially offsetting those factors was an increase in net occupancy expense due to the Bank's purchase of a building, located in Louisville, Kentucky to accommodate expansion. In April 2005, the Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building and in November 2005 established a full service branch at this location. An additional factor offsetting the overall decrease in noninterest expense was an increase in data processing expense which was primarily due to the growth of the Bank's services and its commitment to upgrade systems productivity and the effects of a refund received in the first quarter of 2005 from a previous third party data processing company of the Bank.
         Noninterest expense was $10.1 million for the year ended December 31, 2005 compared to $7.8 million for the twelve months ended December 31, 2004. All categories of noninterest expense for the year ended December 31, 2005 increased significantly over the comparable period in 2004 as a result of the Merger which was effective on July 9, 2004 except for other noninterest expense which was flat due to several items recorded in 2004 that did not recur in 2005. In addition, contributing to the increase in salaries and employee benefits was $356,000 which the Company accrued during the first quarter of 2005 for the severance expense relating to the retirement of the Company's former Chairman and CEO. Factors limiting the increase were $797,000 of charges recorded in the second quarter of 2004 in connection with the termination of a data processing contract, $239,000 relating to the Bank's termination of its pension plan in the third quarter of 2004, and items effecting other noninterest expense were a $356,000 goodwill writeoff recorded in the third quarter of 2004 in regards to the Citizens disposal and certain merger-related expenses also taken in the third quarter of 2004.

Income Tax Expense (Benefit)
         The effective income tax rate on income from continuing operations was 28.9% for the year ended December 31, 2006 compared to 33.6% for the year 2005. The decrease in the effective tax rate is primarily due to an increase in the percentage of tax exempt interest income compared to income from continuing operations.
         The effective income tax rate on income (loss) from continuing operations was 33.6% for the year ended December 31, 2005 compared to (41.8%) for the twelve months ended December 31, 2004. The change in the effective income tax rate was primarily due to the change in income from continuing operations.

Financial Condition
         The Company's total assets were $342.8 million at December 31, 2006 compared to $336.2 million at December 31, 2005, an increase of $6.6 million or 2.0%. Net loans increased $3.5 million, cash and cash equivalents increased $2.0 million, interest receivable and other assets increased $1.0 million, investments increased $0.2 million while Federal Home Loan Bank ("FHLB") stock went down $0.4 million and all other assets increased $0.3 million.
         Net loans were $270.5 million at December 31, 2006, compared to $267.0 million at December 31, 2005, an increase of $3.5 million or 1.3%. The increases in loans were in the real estate construction and real estate commercial loan portfolios, which increased $12.4 million or 24% and $3.2 million or 7%, respectively. The increases were primarily a result of lending activity in the Kentucky markets. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from approximately 48% to 45% of total loans and commercial loans which decreased from 9% to 7% of total loans. The decrease in residential real estate loans as a percentage of total loans is primarily due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.
         Deposits decreased $10.2 million or 3.9% to $254.1 million at December 31, 2006 compared to $264.3 million at December 31, 2005. This decrease was largely attributable to a decrease in time deposits of $39.8 million which more than offset increases in savings, NOW and money market deposits of $26.9 million and demand deposits of $2.7 million. The decrease in time deposits was primarily due to a $35.9 million decrease in brokered deposits. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign during the first nine months of 2005 focusing on existing products and print advertisements only.
         Short-term borrowings increased $17.8 million or 94.8% to $36.5 million at December 31, 2006, compared to $18.7 million at December 31, 2005. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Liquidity
         Liquidity to meet borrowers' credit and depositors' withdrawal demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from depositors. Additional sources of liquidity include brokered deposits, advances from the FHLB and other short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements.
         At December 31, 2006 and December 31, 2005, brokered deposits were $23.7 million and $59.6 million, respectively. The weighted average cost and maturity of brokered deposits were 4.86% and six months at December 31, 2006 compared to 3.90% and nine months at December 31, 2005. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand in its market area when pricing for brokered deposits is more favorable than short-term borrowings.
         At December 31, 2006 and December 31, 2005, the Bank had total FHLB advances outstanding of $36.0 million and $22.0, respectively. Additionally, the Bank had $25.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $48.1 million.
         The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. As discussed in note 13 to the consolidated financial statements, the Bank may pay $7.9 million in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.
         The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying consolidated balance sheets. Approximately $4.1 million of the debentures are variable rate obligations with interest rates that reprice quarterly, and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. At December 31, 2006, the rate on these debentures was 8.52%. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR plus 3.15%. At the rates that were in effect at December 31, 2006, the Company's cash requirement to service interest on the debentures for 2007 was $686,000.

Sources and Uses of Cash
         The Company derives most of its cash flow from the Bank's activities. Cash flow of the Bank is provided primarily through financing activities, which include net increases in deposits and short-term borrowings. These funds are used to fund investing activities, which include making loans and increasing the investment portfolio.

Off-Balance Sheet Arrangements
         In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements. Such transactions include traditional off-balance sheet credit-related financial instruments, and commitments under long-term debt and operating lease agreements.
         The Company provides customers with off-balance sheet credit support through loan commitments, unused lines of credit, letters of credit, and commitments to sell loans. A summary of these financial instruments at December 31, 2006 follows:

                                                      Less than      1 to 3     3 - 5       Over 5
                                          Total       one year       years      years       years
                                          -----       --------       -----      -----       -----
                                                                (in thousands)
Off- balance sheet items:
    Commitments to make loans            $21,385       $21,385       $    -    $    -      $    -
    Unused lines of credit                43,983        25,075        8,263     5,356       5,289
    Performance letters of credit          2,405         1,202        1,153        50           -
    Mortgage banking rate-lock             5,773         5,773            -         -           -


         Since many of the commitments and unused lines of credit are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements.

Contractual Obligations
         The Company is required to make future payments on long-term debt, which includes long-term FHLB advances and subordinated debentures. In addition to owned banking facilities, the Company has entered into long-term leases to support its activities. A summary of these aggregate contractual obligations at December 31, 2006 follows:

                                                                 Payments Due by Period
                                                    ------------------------------------------------
                                                    Less than       1 to 3       3 -5         Over 5
                                         Total      one year        years        years        years
                                         -----      --------        -----        -----        -----
                                                                 (in thousands)
Aggregate contractual obligations:
    FHLB borrowings                     $ 1,000         $  -        $  -        $1,000      $     -
    Subordinated debentures               9,279            -           -             -        9,279
    Operating lease commitments           2,878          290         483           520        1,585
                                        -------         ----        ----        ------      -------
        Total                           $13,157         $290        $483        $1,520      $10,864
                                        =======         ====        ====        ======      =======

Asset/Liability Management
         The Bank, like many other financial institutions, is vulnerable to an increase in interest rates to the extent interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Historically, the lending activities of commercial banks emphasized the origination of short to intermediate term variable rate loans that are more closely matched with the deposit maturities and repricing of interest-bearing liabilities which occur closer to the same general time period. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during periods of declining interest rates, it is generally detrimental during periods of rising interest rates.
         To reduce the effect of interest rate changes on net interest income, the Bank has adopted various strategies to improve matching interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include; originating variable rate commercial loans that include interest rate floors; originating one-to-four family residential mortgage loans with adjustable rate features, or fixed rate loans with short maturities; maintaining interest-bearing demand deposits, federal funds sold, and U.S. government securities with short to intermediate term maturities; maintaining an investment portfolio that provides stable cash flows, thereby providing investable funds in varying interest rate cycles; lengthening the maturities of our time deposits and borrowings when it would be cost effective; and attracting low cost checking and transaction accounts, which tend to be less interest rate sensitive when interest rates increase.
         The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of December 31, 2006, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest income would increase by 0.4% and decrease by 0.9%, respectively. The risk position of the Bank is within the Bank's policy limits.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" under the caption "Asset/Liability Management."

Item 8. Financial Statements and Supplementary Data.

         The following report of independent registered public accounting firm and the consolidated financial statements of the Company are included below:

         Report of Independent Registered Public Accounting Firm
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Comprehensive Income
         Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

             Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
1st Independence Financial Group, Inc.
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of 1st Independence Financial Group, Inc. (Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005, and the three-month period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and the three-month period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Louisville, Kentucky
March 23, 2007

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                        December 31,             December 31,
                                                                            2006                     2005
                                                                      ---------------          ---------------
Assets
Cash and and due from banks                                                 $ 16,678                 $  4,327
Interest-bearing demand deposits                                               6,370                    5,886
Federal funds sold                                                               531                   11,350
                                                                      --------------            -------------
         Cash and cash equivalents                                            23,579                   21,563
Inerest-bearing deposits                                                         100                      100
Available-for-sale securities at fair value                                   16,421                   16,140
Held-to-maturity securities, fair value of $1,930 and
    $1,974 at December 31, 2006 and 2005, respectively                         1,900                    1,975
Loans held for sale                                                            1,227                    1,278
Loans, net of allowance for loan losses of $3,745 and
     $2,911 at December 31, 2006 and 2005, respectively                      270,478                  266,978
Premises and equipment, net                                                    8,322                    8,215
Federal Home Loan Bank (FHLB) stock                                            2,313                    2,688
Bank owned life insurance                                                      3,435                    3,235
Goodwill                                                                      11,142                   11,142
Interest receivable and other assets                                           3,889                    2,873
                                                                       -------------            -------------
         Total assets                                                       $342,806                 $336,187
                                                                       =============            =============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                               $ 18,261                 $ 15,570
       Savings, NOW and money market                                          78,083                   51,167
       Time                                                                  157,733                  197,586
                                                                       -------------            -------------
         Total depositsotal deposits                                         254,077                  264,323
Short-term borrowings                                                         36,526                   18,747
Long-term debt                                                                10,279                   13,279
Interest payable and other liabilities                                         1,621                    1,577
                                                                       -------------            -------------
         Total liabilitiesl liabilities                                      302,503                  297,926
                                                                       -------------            -------------
Commitments and contingencies                                                      -                        -
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                                  -                        -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,995,594 shares and 1,951,408 shares outstanding at
     December 31, 2006 and 2005, respectively                                    296                      292
Additional paid-in capital                                                    39,775                   39,236
Retained earnings                                                             15,169                   13,849
Unearned ESOP compensation                                                      (291)                    (380)
Unearned compensation on restricted stock                                          -                      (24)
Accumulated other comprehensive income (loss)                                    (71)                    (137)
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at December 31, 2006 and
     and 2005, respectively                                                  (14,575)                 (14,575)
                                                                       -------------            -------------
         Total stockholders' equity                                           40,303                   38,261
                                                                       -------------            -------------
         Total liabilities and stockholders' equity                         $342,806                 $336,187
                                                                       =============            =============

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                        Consolidated Statements of Income
                      (in thousands except per share data)

                                                                                             Three months
                                                            Year ended       Year ended         ended
                                                           December 31,     December 31,     December 31,
                                                               2006             2005             2004
                                                           ----------      -----------       -----------
Interest and dividend income
       Loans, including fees                                 $20,798          $17,009            $3,456
       Securities
           Taxable                                               649              693               201
           Tax exempt                                            183              125                27
       Federal funds sold                                        368              332                36
       Dividends                                                 158              143                54
       Deposits with financial institutions                      282              144                16
                                                           ---------        ---------         ---------
                   Total interest and dividend income         22,438           18,446             3,790
                                                           ---------        ---------         ---------
Interest expense
       Deposits                                               10,060            6,852             1,166
       FHLB advances                                           1,023              727               153
       Other                                                     732              615               141
                                                           ---------        ---------         ---------
                   Total interest expense                     11,815            8,194             1,460
                                                           ---------        ---------         ---------
Net interest income                                           10,623           10,252             2,330
Provision for loan losses                                        847              354                 -
                                                           ---------        ---------         ---------
Net interest income after provision for loan losses            9,776            9,898             2,330
                                                           ---------        ---------         ---------
Noninterest income
       Service charges                                           518              391                82
       Gain on loan sales                                        892            1,041               293
       (Loss) on sale of premises and equipment                  (32)            (156)                -
       (Loss) on other real estate owned                        (120)               -                 -
       Increase in cash value of life insurance                  199              188                45
       Net realized gains on sales of
         available-for-sale securities                             -            4,883                 -
       Other                                                     334              610               118
                                                           ---------        ---------         ---------
                   Total noninterest income                    1,791            6,957               538
                                                           ---------        ---------         ---------
Noninterest expense
       Salaries and employee benefits                          4,162            4,850             1,292
       Net occupancy expense                                   1,586            1,431               248
       Data processing fees                                      759              630               164
       Professional fees                                         590              785               218
       Marketing expense                                         104              362                24
       Other                                                   1,638            2,035               591
                                                           ---------        ---------         ---------
                   Total noninterest expense                   8,839           10,093             2,537
                                                           ---------        ---------         ---------
Income from continuing operations before income
    taxes and minority interest                                2,728            6,762               331
Income tax expense from continuing operations                    788            2,273                95
                                                           ---------        ---------         ---------
Income from continuing operations before minority
    interest and discontinued operations                       1,940            4,489               236
Income from subsidiary held for disposal                           -                6                24
Income tax expense from subsidiary held for disposal               -                2                17
                                                           ---------        ---------         ---------
Income before minority interest                                1,940            4,493               243
Minority interest in (income) of consolidated subsidiary
    and subsidiary held for disposal                               -              (12)               (3)
                                                           ---------        ---------         ---------
Net income                                                   $ 1,940          $ 4,481            $  240
                                                           =========        =========         =========

Income per share from continuing operations
       Basic                                                   $1.00            $2.38             $0.13
       Diluted                                                  0.99             2.33              0.12
Income per share from subsidiary held for disposal
       Basic                                                   $0.00            $0.00             $0.00
       Diluted                                                  0.00             0.00              0.00
Net income per share
       Basic                                                   $1.00            $2.37             $0.13
       Diluted                                                  0.99             2.32              0.13

Weighted average shares outstanding
       Basic                                                   1,941            1,889             1,864
       Diluted                                                 1,957            1,929             1,917

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Consolidated Statements of Comprehensive Income
                                 (in thousands)

                                                                                                Three months
                                                                   Year ended    Year ended        ended
                                                                  December 31,   December 31,   December 31,
                                                                     2006           2005            2004
                                                                  ----------     ----------     -----------

Net income                                                          $1,940         $4,481            $240
Other comprehensive income (loss), net of tax
     Change in unrealized gains and losses on available-for-sale
         securities                                                     66           (686)            305
     Less reclassification adjustment for realized gains (losses)
         included in net income                                          -          3,223               -
                                                                  --------       --------        --------
             Other comprehensive income (loss)                          66         (3,909)            305
                                                                  --------       --------        --------
Comprehensive income                                                $2,006         $  572            $545
                                                                  ========       ========        ========

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                 (in thousands except share and per share data)

                                Common Stock                                                   Accumulated
                              ----------------  Additional           Unearned                     Other                   Total
                              Number of          Paid-in   Retained    ESOP         Unearned   Comprehensive Treasury  Stockholders'
                               Shares   Amount   Capital   Earnings Compensation  Compensation Income (Loss)   Stock      Equity
                              --------- ------  ---------- -------- ------------  ------------ ------------  --------  -------------
Balance September 30, 2004    1,913,368   $288   $38,535   $ 9,882    $(516)          $  -      $ 3,467     $(14,575)    $37,081
Net income                            -      -         -       240        -              -            -            -         240
Change in other comprehensive
   income, net of tax                 -      -         -         -        -              -          305            -         305
Exercise of stock options         3,000      1        29         -        -              -            -            -          30
ESOP shares released                  -      -        24         -       26              -            -            -          50
                              ---------   ----   -------   -------    -----           ----      -------     --------     -------
Balance December 31, 2004     1,916,368   $289   $38,588   $10,122    $(490)          $  -      $ 3,772     $(14,575)    $37,706
Net income                            -      -         -     4,481        -              -            -            -       4,481
Cash dividends declared,
   $0.40 per share                    -      -         -      (754)       -              -            -            -        (754)
Change in other comprehensive
   income (loss), net of tax          -      -         -         -        -              -       (3,909)           -      (3,909)
Exercise of stock options        54,500      5       877         -        -              -            -            -         882
Retirement of stock received
  as part of exercise of
  stock options                 (20,960)    (2)     (411)        -        -              -            -            -        (413)
Issuance of restricted stock      2,000      -        38         -        -            (38)           -            -           -
Forfeiture of restricted stock     (500)     -        (9)        -        -              9            -            -           -
Amortization of unearned
  compensation                        -      -         -         -        -              5            -            -           5
ESOP shares released                  -      -       153         -      110              -            -            -         263
                              ---------   ----   -------   -------    -----           ----      -------     --------     -------
Balance December 31, 2005     1,951,408   $292   $39,236   $13,849    $(380)          $(24)     $  (137)    $(14,575)    $38,261
Net income                            -      -         -     1,940        -              -            -            -       1,940
Cash dividends declared,
   $0.32 per share                    -      -         -      (620)       -              -            -            -        (620)
Change in other comprehensive
   income (loss), net of tax          -      -         -         -        -              -           66            -          66
Exercise of stock options        51,500      5       736         -        -              -            -            -         741
Retirement of stock received
  as part of exercise of
  stock options                 (14,314)    (1)     (246)        -        -              -            -            -        (247)
Issuance of restricted stock      7,000      1        (1)        -        -              -            -            -           -
Accrual of compensation expense
  for stock options                   -      -        40         -        -              -            -            -          40
Amortization of unearned
  compensation                        -      -        19         -        -              -            -            -          19
ESOP shares released                  -      -        14         -       89              -            -            -         103
Other                                 -     (1)      (23)        -        -             24            -            -           -
                              ---------   ----   -------   -------    -----           ----      -------     --------     -------
Balance December 31, 2006     1,995,594   $296   $39,775   $15,169    $(291)          $  -      $   (71)    $(14,575)    $40,303
                              =========   ====   =======   =======    =====           ====      =======     ========     =======

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                       Three months
                                                                        Year ended      Year ended        ended
                                                                       December 31,    December 31,    December 31,
                                                                           2006            2005            2004
                                                                       -----------     -----------     ------------
Cash Flows from Operating Activities:
   Net income                                                             $ 1,940         $ 4,481          $   240
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation                                                          716             613              106
        Goodwill impairment                                                     -               -               47
        Provision for loan losses                                             847             354                -
        Gain on loan sales                                                   (892)         (1,041)            (293)
        Origination of loans held for sale                                (46,830)        (60,408)         (18,247)
        Proceeds from loans held for sale                                  47,773          62,515           18,382
        Compensation expense on stock options                                  40               -                -
        ESOP compensation                                                     103             210               50
        Amortization of unearned compensation on restricted stock              19               5                -
        Amortization of premiums and discounts on securities                   32             117               43
        Deferred income taxes                                                (395)              3               68
        FHLB stock dividend                                                  (122)           (100)             (21)
        Amortization of loan fees                                            (358)           (330)             (53)
        Amortization of intangibles, net                                      259             336               98
        Net realized (gains) losses on available-for-sale securities            -          (4,883)               -
        Loss on sale of premises and equipment                                 32             156                -
        Minority interest in income of consolidated subsidiary and
             subsidiary held for disposal                                       -              12                2
        Increase in cash value of life insurance                             (199)           (188)             (45)
        (Income) from subsidiary held for disposal                              -              (4)              (7)
   Changes in:
          (Increase) decrease in interest receivable and other assets         (70)           (594)             618
          Increase (decrease) in interest payable and other liabilities       120             507             (177)
                                                                          -------         -------     ------------
                 Net cash provided by operating activities                  3,015           1,761              811
                                                                          -------         -------     ------------
Cash Flows from Investing Activities:
   Purchase of interest-bearing deposits                                     (100)              -                -
   Proceeds from maturities of interest-bearing deposits                      100               -                -
   Purchases of available-for-sale securities                              (2,538)         (7,319)               -
   Proceeds from maturities of available-for-sale securities                2,321           5,474            1,031
   Proceeds from the sales of available-for-sale securities                     -          11,267                -
   Proceeds from maturities of held-to-maturity securities                     68             165                -
   Net (increase) in loans                                                 (4,901)        (33,578)         (23,105)
   Purchases of premises and equipment                                       (855)         (3,635)            (454)
   Proceeds from sales of premises and equipment                                -              24                -
   Proceeds from sale of FHLB stock                                           498               -                -
   Proceeds, net  from sale of subsidiaries                                     -           2,260                -
                                                                          -------         -------     ------------
        Net cash (used in) investing activities                            (5,407)        (25,342)         (22,528)
                                                                          -------         -------     ------------
Cash Flows from Financing Activities:
   Net (decrease) increase in deposits                                    (10,245)         40,968            3,457
   Net increase (decrease) in short-term borrowings                        17,779          (4,486)          16,112
   Repayment of long-term debt                                             (3,000)         (1,000)               -
   Proceeds from exercise of stock options                                    494             470               30
   Cash dividends paid                                                       (620)           (754)               -
                                                                          -------         -------     ------------
        Net cash provided by financing activities                           4,408          35,198           19,599
                                                                          -------         -------     ------------
Net increase (decrease) in cash and cash equivalents                        2,016          11,617           (2,118)
Cash and cash equivalents at beginning of period                           21,563           9,946           12,064
                                                                          -------         -------     ------------
Cash and cash equivalents at end of period                                $23,579         $21,563          $ 9,946
                                                                          =======         =======     ============
Supplemental Cash Flow Information:
    Interest paid                                                         $11,664         $ 7,800          $ 1,380
    Income taxes paid                                                       1,248           1,965                -
    Net increase in cash and cash equivalents of
         discontinued operations
       Net cash (used in) provided by operating activities                      -              (5)             105
       Net cash provided by investing activities                                -           1,647            3,224
       Net cash (used in) financing activities                                  -            (361)          (3,114)
                                                                          -------         -------     ------------
    Net increase in cash and cash equivalents of discontinued operations        -           1,281              215
                                                                          -------         -------     ------------
    Real estate acquired in settlement of loans                               710              33                -

                 See notes to consolidated financial statements.

1st INDEPENDENCE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations
1st Independence Financial Group, Inc. (the "Company") is a holding company whose principal activity is the ownership and management of its wholly owned subsidiary, 1st Independence Bank, Inc. (the "Bank") and 1st Independence Mortgage, a division of the Bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Indiana and Kentucky. The Bank is subject to competition from other financial institutions and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. 1st Independence Mortgage engages in mortgage banking operations. The Bank sold its majority ownership in Foundation Title Company, LLC at the end of November 2005 after deciding to exit the title insurance business. As discussed in note 3, on January 28, 2005 the Company completed the sale of its entire interest in its majority owned subsidiary, Citizens Financial Bank, Inc. ("Citizens").

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

The Company changed its fiscal year-end from September 30 to December 31 in 2004. References to periods refer to the one year periods ended December 31, 2006 and 2005 and the three month period ended December 31, 2004, as appropriate.

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

Stock Options
The Company has two stock-based employee compensation plans ("Plans"), which are described more fully in note 16. Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company followed the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense was recognized for the year ended December 31, 2005 or the three months ended December 31, 2004 for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted net income per share had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123 (in thousands except per share data):

                                                            Three months
                                             Year ended        ended
                                             December 31,   December 31,
                                                 2005           2004
                                                 ----           ----
Net income as reported                          $4,481          $240
Less total stock-based employee
compensation expense (including
forfeitures of $65 and $0) determined
under fair value method for all awards,
net of related tax effects                         (47)            4
                                                ------          ----
Pro forma net income                            $4,528          $236
                                                ======          ====

Basic net income per share
    As reported                                  $2.37         $0.13
    Pro forma                                     2.40          0.13
Diluted net income per share
    As reported                                  $2.32         $0.13
    Pro forma                                     2.35          0.12

The weighted average fair value of stock options granted in 2006 and 2005 was $4.87 and $6.65, respectively, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          Year ended         Year ended
                                          December 31,       December 31,
                                             2006               2005
                                             ----               ----
Risk-free interest rate                      4.72%              4.17%
Dividend yield                               1.80%              1.69%
Volatility factor                              22%                27%
Expected term of options (in years)             7                 10

There were no stock options granted in the three months ended December 31, 2004.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123R, "Share-Based Payment" ("SFAS 123R"). This Statement requires expensing of stock options and other share-based payments over the related vesting period and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. Beginning in January 2006, the Company adopted the Statement as required and elected the "modified prospective" method and thus has not restated prior financial statements. For the year ended December 31, 2006, the Company recorded $40,000 in employee stock-based compensation expense, which is included in salaries and employee benefits. As of December 31, 2006, there was $22,000 of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a weighted-average period of 1.4 years.

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

Employee Stock Ownership Plan ("ESOP")
The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction to stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. Effective January 1, 2006, the ESOP was combined with the Company's 401(k) plan and now a portion of the released shares are used as the Company's 401(k) match.

Net Income Per Share
Net income per share has been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares have been excluded from the computation of average shares outstanding.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are recognized as a separate component of equity. Other comprehensive income (loss) includes $9,794 of unrealized gains related to Citizens for the three month period ending December 31, 2004, for which deferred taxes were provided.

Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123R, "Share-Based Payment" ("SFAS 123R"). This Statement required expensing of stock options and other share-based payments over the related vesting period beginning in 2005, and superseded FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. The Statement required that public entities apply SFAS 123R as of the first interim or annual reporting period that began after June 15, 2005. However, in April 2005 the United States Securities and Exchange Commission issued a rule that revised the required date of adoption under SFAS 123R. The new rule allowed for public entities to adopt the provisions of SFAS 123R at the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted the Statement in the first quarter of 2006 as required and the effects of initial adoption were immaterial. See the previous section entitled, "Stock Options" in this footnote for additional information.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. The Company initially adopted the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006 as required and the impact on the Company's financial position and results of operations was immaterial.

Reclassifications
Certain prior year amounts have been reclassified to conform with current classifications. These reclassifications had no effect on net income.

2.  Restrictions on Cash and Due from Banks
The Bank is required by law to maintain average reserve balances, in the form of vault cash and non-interest bearing balances with the Federal Reserve Bank, against a percentage of certain deposit liabilities. The reserve required was approximately $2,252,000 and $869,000 at December 31, 2006 and 2005,
respectively.

3.  Completion of Subsidiary Disposal
On January 28, 2005 the Company completed the sale of its entire interest in its majority owned subsidiary, Citizens Financial Bank, Inc., to Porter Bancorp, Inc. for $2.3 million, pursuant to a Stock Purchase Agreement, dated as of October 22, 2004, between Porter Bancorp, Inc. and the Company. In accordance with Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the financial position and results of operations of Citizens prior to the sale were removed from the detail line items in the Company's financial statements and presented separately as "subsidiary held for disposal." Recorded goodwill related to the Company's investment in Citizens in the amount of $356,000 was written off as impaired in the fourth quarter of 2004.

In a related transaction, on January 28, 2005, the Company's subsidiary bank, 1st Independence Bank, Inc., purchased a commercial building located in Louisville, Kentucky, for $2.3 million from Ascencia Bank, Inc., an affiliate of Porter Bancorp, Inc.

The following is a condensed balance sheet as of December 31, 2004 and a condensed statement of income for the three month period ended December 31, 2004 for Citizens (in thousands):

                                                             December 31,
                                                                 2004
                                                             -----------
Assets
Cash and cash equivalents                                      $ 1,796
Available-for-sale securities                                    5,777
Loans, net of allowance for loan losses of $596                 28,930
Premises and equipment, net                                        209
Other real estate owned                                            404
Other assets                                                     1,030
                                                               -------
           Total assets                                        $38,146
                                                               =======
Liabilities
Deposits                                                       $31,829
Federal funds purchased                                            254
FHLB advances                                                    1,949
Other liabilities                                                   97
                                                               -------
           Total liabilities                                    34,129
Stockholders' equity                                             4,017
                                                               -------
           Total liabilities and stockholders' equity          $38,146
                                                               =======

                                                         Three months ended
                                                             December 31,
                                                                 2004
                                                                 ----
Interest income                                                  $554
Interest expense                                                  236
                                                                 ----
           Net interest income                                    318
Provision for loan losses                                          13
Noninterest income                                                 56
Noninterest expense                                               337
Income tax expense                                                 17
                                                                 ----
           Net income                                            $  7
                                                                 ====

4.  Securities
The amortized cost and approximate fair value of securities are as follows (in thousands):

                                                                    Gross          Gross
                                                  Amortized      Unrealized      Unrealized      Approximate
                                                    Cost            Gains         (Losses)        Fair Value
                                                 -----------    ------------    ------------    -------------
Available-for-sale securities
      December 31, 2006
          U.S. government agencies                 $ 1,999          $ -            $ (14)          $ 1,985
          State and municipal                        2,638           20              (17)            2,641
          Mortgage-backed                           11,892           30             (127)           11,795
                                                   -------          ---            -----           -------
                                                   $16,529          $50            $(158)          $16,421
                                                   =======          ===            =====           =======
      December 31, 2005
          U.S. government agencies                 $ 1,999          $ 1            $ (26)          $ 1,974
          State and municipal                        2,643           26              (59)            2,610
          Mortgage-backed                           11,705           16             (165)           11,556
                                                   -------          ---            -----           -------
                                                   $16,347          $43            $(250)          $16,140
                                                   =======          ===            =====           =======
Held-to-maturity securities
      December 31, 2006
          State and municipal                      $ 1,900          $54            $ (24)          $ 1,930
          Mortgage-backed                                -            -                -                 -
                                                   -------          ---            -----           -------
                                                   $ 1,900          $54            $ (24)          $ 1,930
                                                   =======          ===            =====           =======
      December 31, 2005
          State and municipal                      $ 1,975          $40            $ (41)          $ 1,974
          Mortgage-backed                                -            -                -                 -
                                                   -------          ---            -----           -------
                                                   $ 1,975          $40            $ (41)          $ 1,974
                                                   =======          ===            =====           =======

The amortized cost and approximate fair value of available-for-sale securities and held-to-maturity securities at December 31, 2006, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Available for Sale                  Held to Maturity
                                               ----------------------------      ---------------------------
                                               Amortized       Approximate       Amortized       Approximate
                                                 Cost           Fair Value          Cost          Fair Value
                                               -----------    -------------     ------------   -------------
Due within one year                             $ 1,185          $ 1,170          $   90           $   90
Due after one year through five years               999              998              50               51
Due after five years through ten years              833              822           1,504            1,531
Due after ten years                               1,620            1,636             256              258
Mortgage-backed securities                       11,892           11,795               -                -
                                                -------          -------          ------           ------
                                                $16,529          $16,421          $1,900           $1,930
                                                =======          =======          ======           ======

The approximate fair value of available-for-sale securities pledged as collateral to secure public deposits and for other purposes, was $3,332,000 and $2,365,000 at December 31, 2006 and 2005, respectively.

Gross gains of $5,012,000 and gross losses of $129,000 resulting from sales of available-for-sale securities were realized for the year ended December 31, 2005. There were no sales of securities for the year ended December 31, 2006 or for the three months ended December 31, 2004.

The following table is a summary of investment securities with gross unrealized losses at December 31, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

                                    Less than 12 months          12 months or longer                 Total
                                    -------------------          -------------------        -----------------------
                                                Unrealized                   Unrealized                   Unrealized
                                 Fair Value       Losses       Fair Value      Losses      Fair Value       Losses
                                 ----------     ----------     ----------    ----------    ----------     ----------
December 31, 2006
U.S. government agencies            $ 998         $  (1)         $   987        $ (13)      $ 1,985        $ (14)
State and municipal                     -             -            2,757          (41)        2,757          (41)
Mortgage-backed                     1,373            (5)           8,386         (122)        9,759         (127)
                                   ------         -----          -------        -----       -------        -----
Total temporarily impaired         $2,371         $  (6)         $12,130        $(176)      $14,501        $(182)
                                   ======         =====          =======        =====       =======        =====

December 31, 2005
U.S. government agencies          $   974         $ (26)         $     -        $   -       $   974        $ (26)
State and municipal                 2,098           (56)             794          (44)        2,892         (100)
Mortgage-backed                    10,573          (165)               -            -        10,573         (165)
                                  -------         -----          -------        -----       -------        -----
Total temporarily impaired        $13,645         $(247)         $   794        $ (44)      $14,439        $(291)
                                  =======         =====          =======        =====       =======        =====

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

5.  Loans and Allowance for Loan Losses
The composition of the loan portfolio at each of the dates indicated was as follows (in thousands):

                                         December 31,     December 31,
                                            2006             2005
                                            ----             ----
Residential real estate                   $121,216         $128,949
Commercial real estate                      49,943           46,731
Commercial                                  20,393           23,757
Construction                                64,244           51,877
Consumer                                     4,401            1,960
Home equity                                 14,026           16,615
                                          --------         --------
          Total loans                      274,223          269,889
Less allowance for loan losses               3,745            2,911
                                          --------         --------
           Net loans                      $270,478         $266,978
                                          ========         ========

Activity in the allowance for loan losses was as follows (in thousands):

                                                                  Three months
                                    Year ended     Year ended         ended
                                    December 31,   December 31,    December 31,
                                       2006           2005            2004
                                       ----           ----            ----
Balance at the beginning of period   $2,911         $2,549          $2,560
Provision for loan losses               847            354               -
Loans charged off                       (17)           (11)            (46)
Recoveries on loans                       4             19              35
                                     ------         ------          ------
Balance at end of period             $3,745         $2,911          $2,549
                                     ======         ======          ======

Impaired loans were as follows (in thousands):

                                                                                 Three months
                                                   Year ended      Year ended       ended
                                                  December 31,    December 31,   December 31,
                                                      2006            2005           2004
                                                      ----            ----           ----
Impaired loans at end of period                     $3,398            $514           $565
Impaired loans at end of period with
      allowance allocated                            3,351             448            181
Allowance allocated for impaired loans                 610             128            102
Average impaired loans during the period             3,372             511            568
Interest income recognized during the period           114              19              8
Interest income received during the period             114              18              5


Nonperforming loans were as follows (in thousands):

                                       December 31,     December 31,
                                          2006             2005
                                          ----             ----
Loans past due 90 days or more
   and still on accrual                 $   31           $  130
Nonaccrual loans                         3,698            1,140
                                        ------           ------
Total nonperforming loans               $3,729           $1,270
                                        ======           ======

Loans held for sale activity is as follows (in thousands):

                                                                   Three months
                                     Year ended     Year ended        ended
                                     December 31,   December 31,   December 31,
                                        2006           2005           2004
                                        ----           ----           ----
Balance at the beginning of period   $ 1,278        $ 2,344        $ 2,186
Origination of loans held for sale    46,830         60,408         18,247
Sales proceeds                       (47,773)       (62,515)       (18,382)
Gain on sales of loans                   892          1,041            293
                                     -------        -------        -------
Balance at end of period             $ 1,227        $ 1,278        $ 2,344
                                     =======        =======        =======

In conjunction with the mortgage banking activities, the Company enters into commitments to originate and commitments to sell loans, both of which are considered derivatives. The Company's commitments are generally for fixed rate mortgage loans, lasting 45 days and are at market rates when initiated. The Company had commitments to originate $5,773,000 and $2,669,000 in loans as of December 31, 2006 and 2005, respectively, which it intends to sell.

6.  Premises and Equipment
A summary of premises and equipment follows (in thousands):

                                       December 31,    December 31,
                                          2006            2005
                                          ----            ----
Land                                   $ 1,487          $1,387
Buildings and improvements               6,473           5,714
Furniture, fixtures and equipment        2,598           2,460
Construction in progress                    63             151
                                       -------          ------
                                        10,621           9,712
Less accumulated depreciation            2,299           1,497
                                       -------          ------
    Net premises and equipment         $ 8,322          $8,215
                                       =======          ======

Depreciation expense was $716,000, $613,000 and $106,000 for the year ended December 31, 2006, the year ended December 31, 2005 and the three months ended December 31, 2004, respectively.

7.  Goodwill and Intangible Assets
The change in the carrying amount of goodwill is as follows (in thousands):

                                                                  Three months
                                     Year ended     Year ended       ended
                                    December 31,   December 31,   December 31,
                                       2006           2005           2004
                                       ----           ----           ----
Balance at the beginning of period  $11,142        $11,142        $11,188
Impairment                                -              -            (46)
                                    -------        -------        -------
Balance at end of period            $11,142        $11,142        $11,142
                                    =======        =======        =======

The Company also has a core deposit intangible of $258,000 that was recorded in 2004 relating to an acquisition. The amount is being amortized over eight years using an accelerated method. Net core deposit intangible is as follows (in thousands):

                                  December 31,     December 31,    December 31,
                                     2006             2005            2004
                                     ----             ----            ----
Core deposit intangible              $258             $258            $258
Less accumulated amortization         125               78              24
                                     ----             ----            ----
    Net core deposit intangible      $133             $180            $234
                                     ====             ====            ====

Estimated amortization expense for each of the next five years follows (in thousands):

                           2007                                        $40
                           2008                                         33
                           2009                                         26
                           2010                                         19
                           2011                                         11

8.  Leases
A lease was entered into in December 2000 to lease an office facility which is now the Bank's New Albany, Indiana branch from an entity owned by the Company's Chairman of the Board of Directors under an operating lease for 15 years. Base monthly rentals are $10,000, with increases in January 2006 and 2011 equal to the percentage increase in the U. S. Consumer Price Index - All Urban Consumers ("CPI-U") for the prior five-year period. The Company may purchase the facility at any time for $1,187,000, plus an increase equal to the percentage increase in the CPI-U from January 1, 2001, until the month of purchase.

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

A lease was entered into in May 2004 to lease an office facility for the Bank's Clarksville, Indiana branch from an entity owned by the Company's Chairman of the Board of Directors under an operating lease starting in October 2004 for 15 years. In March 2006 that entity sold the office facility to an unrelated third party which assumed the lease arrangement. The lease contains a provision for additional rent in addition to the base rent for common area expenses. This common area expense rent adjusts annually based upon the actual expenses paid by the landlord. Monthly payments are $4,550, $5,155 and $5,855 through September 2009, 2014 and 2019, respectively.

Rent expense for operating leases was $260,000, $267,000 and $64,000 for the year ended December 31, 2006, the year ended December 31, 2005 and the three months ended December 31, 2004, respectively. Rent expense paid to related parties was $140,000, $181,000 and $44,000 for the year ended December 31, 2006, the year ended December 31, 2005 and the three months ended December 31, 2004, respectively. Rent commitments under noncancelable operating leases at December 31, 2006 were as follows, before considering renewal options (in thousands):

                           2007                                      $  290
                           2008                                         235
                           2009                                         248
                           2010                                         260
                           2011                                         260
                           Thereafter                                 1,585
                                                                     ------
                                                                     $2,878
                                                                     ======
9.  Interest-bearing deposits
Interest-bearing time deposits in denominations of $100,000 or more were $60,929,000, $68,962,000 and $60,030,000 on December 31, 2006, December 31, 2005
and December 31, 2004, respectively. Time deposits include $23,724,000, $59,618,000 and $35,525,000 of brokered deposits at December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

At December 31, 2006, the scheduled maturities of time deposits are as follows (in thousands):

                           2007                                    $139,442
                           2008                                      14,067
                           2009                                       2,188
                           2010                                         884
                           2011                                       1,027
                           Thereafter                                   125
                                                                   --------
                                                                   $157,733
                                                                   ========

10.  Short-term Borrowings
Short-term borrowings were as follows (in thousands):

                                                 December 31,     December 31,    December 31,
                                                    2006             2005            2004
                                                    ----             ----            ----
Securities sold under agreements to repurchase   $ 1,526            $ 747           $ 733
Single maturity FHLB advance with variable
    rate of 5.44% and maturity date of March
    21, 2007                                      15,000                -               -
Single maturity FHLB advance with variable
    rate of 5.44% and maturity date of March
    21, 2007                                      15,000                -               -
Single maturity FHLB advance with variable
    rate of 5.44% and maturity date of February
    16, 2007                                       5,000                -               -
Single maturity FHLB advance with variable
    rate of 4.33% and maturity date of March
    22, 2006                                           -           18,000               -
Single maturity FHLB advances with variable
    rate of 2.42% and maturity dates of January
    14, 2005, through February 18, 2005                -                -          22,500
                                                 -------          -------         -------
                                                 $36,526          $18,747         $23,233
                                                 =======          =======         =======

Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by the underlying securities and such collateral is held by First Tennessee Bank. The maximum amount of outstanding agreements at any month end during the year ended December 31, 2006, the year ended December 31, 2005 and the three months ending December 31, 2004, totaled $1,526,000, $747,000 and $733,000, respectively, and the average of such agreements totaled $912,000, $514,000 and $574,000 for the year ended December 31, 2006, the year ended December 31, 2005 and the three months ended December 31, 2004, respectively. The agreements at December 31, 2006, mature within one to three days.

The Company had a $2.5 million line of credit with an unaffiliated institution that the Company elected to cancel in January 2006. The Company had never borrowed against the line of credit.

11.  Long-term Debt
Long-term debt was as follows (in thousands):

                                             December 31,     December 31,    December 31,
                                                2006             2005            2004
                                                ----             ----            ----
FHLB advance with fixed rate of 5.20% with
    maturity date of March 7, 2011           $ 1,000          $ 1,000         $ 1,000
FHLB advance with fixed rate of 1.95% with
    maturity date of June 9, 2006                  -            3,000           3,000
FHLB advance with fixed rate of 2.32% with
    maturity date of September 12, 2005            -                -             968
Subordinated debentures                        9,279            9,279           9,279
                                             -------          -------         -------
                                             $10,279          $13,279         $14,247
                                             =======          =======         =======

The FHLB advances shown here and in note 10 are secured by mortgage loans; the minimum balance required was approximately $45,000,000, $27,800,000 and $37,125,000 at December 31, 2006, December 31, 2005 and December 31, 2004,
respectively. The advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of FHLB borrowings at December 31, 2006, were (in thousands):

                           2011                           $ 1,000

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

The $5,155,000 subordinated debentures bear interest at 6.4% through March 26, 2008 and thereafter a variable rate with repricing quarterly based on the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. The $4,124,000 subordinated debentures bear interest at a variable rate repricing quarterly based on the three-month LIBOR plus 3.15%. At December 31, 2006 that rate was 8.52%.

12.  Income Taxes
The provision for income taxes includes these components (in thousands):

                                                              Three months
                            Year ended        Year ended         ended
                            December 31,      December 31,    December 31,
                               2006              2005            2004
                               ----              ----            ----
Current                      $1,183            $2,270             $27
Deferred                       (395)                3              68
                             ------            ------             ---
        Income tax expense   $  788            $2,273             $95
                             ======            ======             ===

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below (in thousands):
                                                                 Three months
                                      Year ended    Year ended     ended
                                     December 31,  December 31,  December 31,
                                        2006           2005          2004
                                        ----           ----          ----
Computed at the statutory rate of 34%   $928         $2,296          $114
Increase (decrease) resulting from:
    State income taxes                    48             97             5
    Tax exempt interest                  (97)           (79)          (16)
    Nondeductible expenses                15             13             4
    Compensation expense on
        stock options                     14              -             -
    Increase in cash surrender
        value of life insurance          (68)           (64)          (15)
    Other                                (52)            10             3
                                        ----         ------          ----
        Income tax expense              $788         $2,273          $ 95
                                        ====         ======          ====

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

                                                       December 31,   December 31,     December 31,
                                                          2006           2005             2004
                                                          ----           ----             ----
Deferred tax assets
    Allowance for loan losses                           $1,288         $  971           $  871
    Basis differential in equity method investment           -              -              211
    ESOP liability                                          35             57               67
    Deferred loan fees                                     230            283              227
    Net operating loss and charitable contribution
        carryovers                                           -              -              119
    Alternative minimum tax credit carryover                 -              -                9
    Transaction costs                                       35             35               38
    Accrued expenses                                        27              -               17
    Building donation                                       92             90                -
    Unrealized losses on available-for-sale securities      37             71                -
    Other                                                   22              4                -
                                                        ------         ------           ------
        Total deferred tax assets                        1,766          1,511            1,559
                                                        ------         ------           ------
Deferred tax liabilities
    Depreciation                                           322            386              400
    Federal Home Loan Bank stock dividends                 580            532              511
    Unrealized gains on available-for-sale securities        -              -            1,944
    Core deposit intangible                                 48             64               78
    Fair market value adjustments                           67            141              236
    Other                                                    1              1               15
                                                        ------         ------           ------
        Total deferred tax liabilities                   1,018          1,124            3,184
                                                        ------         ------           ------
        Net deferred tax (assets) liabilities           $ (748)        $ (387)          $1,625
                                                        ======         ======           ======

Retained earnings at December 31, 2006, December 31, 2005 and December 31, 2004, include approximately $2,135,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $726,000 at December 31, 2006, December 31, 2005 and December 31, 2004.

13.  Capital Requirements and Restrictions on Retained Earnings
Banks and holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

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

At year-end 2006, the Bank was considered well capitalized under these regulations. Actual and required capital amounts and ratios are presented below (in thousands except ratios).

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                      For Capital Adequacy     Prompt Corrective
                                                    Actual                  Purposes           Action Provisions
                                              -----------------       --------------------     ------------------
                                              Amount      Ratio        Amount        Ratio     Amount       Ratio
                                              ------      -----        ------        -----     ------       -----
As of December 31, 2006
    Total capital (to risk-weighted assets)
         Consolidated                        $41,233       15.9%      $20,800         8.0%    $   N/A        N/A%
         Bank                                 38,200       14.7        20,767         8.0      25,958       10.0
    Tier 1 capital (to risk-weighted assets)
         Consolidated                         37,977       14.6        10,400         4.0         N/A        N/A
         Bank                                 34,949       13.5        10,383         4.0      15,575        6.0
    Tier 1 capital (to average assets)
         Consolidated                         37,977       11.6        13,144         4.0         N/A        N/A
         Bank                                 34,949       10.7        13,099         4.0      16,374        5.0

As of December 31, 2005
    Total capital (to risk-weighted assets)
         Consolidated                        $38,987       15.1%      $20,671         8.0%    $   N/A        N/A%
         Bank                                 35,082       13.6        20,643         8.0      25,804       10.0
    Tier 1 capital (to risk-weighted assets)
         Consolidated                         33,845       13.1        10,335         4.0         N/A        N/A
         Bank                                 32,171       12.5        10,322         4.0      15,482        6.0
    Tier 1 capital (to average assets)
         Consolidated                         33,845       10.2        13,269         4.0         N/A        N/A
         Bank                                 32,171        9.7        13,212         4.0      16,515        5.0


The Bank is subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year's net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. The Company's ability to pay dividends is substantially determined by the Bank's ability to pay dividends to the Company. At January 1, 2007, the Bank could pay dividends of approximately $7,883,000 to the Company without regulatory approval.

14.  Related Party Transactions
Loans to executive officers and directors, including loans to affiliated companies of which executive officers and directors are principal owners, and loans to members of the immediate family of such persons are summarized as follows (in thousands):
                                                                   Three months
                                     Year ended     Year ended        ended
                                    December 31,   December 31,    December 31,
                                       2006           2005            2004
                                       ----           ----            ----
Balance at beginning of period       $9,983         $5,397          $4,571
Changes in composition of related
    parties                               -          4,308               -
New loans, including renewals and     2,019          4,026             832
    advances
Payments, including renewals         (5,077)        (3,748)             (6)
                                     ------         ------          ------
Balance at end of period             $6,925         $9,983          $5,397
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

Deposits from related parties held by the Bank at December 31, 2006, December 31, 2005 and December 31, 2004, totaled $1,016,000, $839,000 and $1,578,000, respectively.

Leases from related parties are disclosed in Note 8.

15.  Employee Benefits
The Bank has a retirement savings 401(k) plan covering substantially all employees. The Company amended the plan at the time of merger allowing employees to contribute up to 15% of their compensation with 1st Independence Bank, which is matched at a discretionary rate determined annually by the board of directors. Prior to the amendment, employees could contribute up to 15% of their compensation with the Bank matching 25% of the employee's contribution on the first 6% of the employee's compensation. Effective January 1, 2006, the 401(k) plan was combined with the Company's ESOP plan and now a portion of the released ESOP shares are used as the Company's 401(k) match. Employer contributions charged to expense for the year ended December 31, 2006, for the year ended December 31, 2005 and the three months ended December 31, 2004, were $88,000, $91,000 and $21,000, respectively.

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

ESOP expense for the year ended December 31, 2006, for the year ended December 31, 2005 and the three months ended December 31, 2004, was $103,000, $210,000 and $50,000, respectively.

                                   December 31,    December 31,    December 31,
                                      2006            2005            2004
                                      ----            ----            ----
Allocated shares                   120,563         119,925         117,268
Shares released for allocation       8,914          10,941           2,657
Unearned shares                     29,110          38,024          48,965
Less shares distributed to former
     employees                           -         (10,303)              -
                                  --------        --------        --------
        Total ESOP shares          158,587         158,587         168,890
                                  ========        ========        ========

Fair value of unearned shares     $477,404        $703,444        $929,356
                                  ========        ========        ========

16.  Stock Incentives
The Company has two stock option plans. The 1996 plan is a fixed option plan under which the Company may grant options that vest over four years (20% immediate and 20% on each of the next four anniversary dates) to selected employees and directors for up to 200,000 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant. An option's maximum term is 10 years. At December 31, 2006, 30,000 options remain available to be granted under this plan. Under the plan's terms, no options can be granted after January 28, 2007.

In July 2004, the Company formed a second plan for up to 300,000 shares of the Company's common stock. The plan allows for both incentive and non-qualified options to be granted to selected employees and directors at the discretion of the Company's board of directors, generally with ten year maturities and with a three year vesting schedule (25% immediate and 25% on each of the next three anniversary dates). Commensurate with the Company's acquisition of Independence Bancorp, 60,300 options of Independence Bancorp were transferred into the plan at their existing terms. At December 31, 2006, 223,450 options remain available to be granted under this plan.

In addition to the two stock option plans described above, the Company has a restricted stock plan that was approved by the stockholders of the Company in 2006. This plan superceded a previous restricted stock plan that had been approved by the stockholders of the Company in 1997. The current restricted stock plan allows for awards to selected employees for up to 80,500 shares of the Company's common stock. Awards made to employees and directors under the plan have a five year vesting schedule (20% on each of the five anniversary dates following the date of grant). The Company expenses the restricted stock awards over the years during which the shares vest based on the fair market value of the common stock at the date of the grant to the employee or director. As of December 31, 2006, 4,000 shares had been awarded under the current plan with 76,500 shares remaining available to be awarded. The previous plan had 4,500 shares that had been awarded that were still outstanding.

The following summarizes activity under the plans for the years 2004, 2005 and 2006:

                                                                                       Restricted
                                                            Options                      Stock
                                   -------------------------------------------------  -------------
                                                     Range of
                                                     Exercise       Weighted Average
                                     Shares           Prices         Exercise Price      Shares
                                   ----------     ---------------   ---------------    ----------
Outstanding September 30, 2004       255,300      $8.00 to $16.50        $14.52               -
   Granted                                 -                    -             -               -
   Exercised                          (3,000)              $10.00        $10.00               -
   Forfeited                               -                    -             -               -
                                     -------                                              -----
Outstanding December 31, 2004        252,300      $8.00 to $16.50        $14.58               -
   Granted                            10,000               $18.99        $18.99           2,000
   Exercised                         (54,500)     $8.00 to $16.50        $15.61               -
   Forfeited                         (22,500)    $13.50 to $18.99        $16.11            (500)
                                     -------                                              -----
Outstanding December 31, 2005        185,300      $8.00 to $18.99        $14.33           1,500
   Granted                             9,500               $17.75        $17.75           7,000
   Exercised                         (51,500)     $8.00 to $16.50        $13.60               -
   Forfeited                         (10,750)    $10.00 to $16.50        $16.41               -
                                     -------                                              -----
Outstanding December 31, 2006        132,550      $8.00 to $18.99        $14.69           8,500
                                     =======                                              =====
   (Weighted average contractual
     life of 2.3 years)

Exercisable Options:
   December 31, 2004                 250,300      $8.00 to $16.50        $14.61
   December 31, 2005                 179,675      $8.00 to $18.99        $14.18
   December 31, 2006                 122,050      $8.00 to $18.99        $14.38


The aggregate intrinsic value of stock options outstanding at December 31, 2006 and stock options exercisable at December 31, 2006 was $227,000 and $247,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

                                      Options Outstanding                        Options Exercisable
                        ------------------------------------------------  ---------------------------------
                                             Weighted
                                             Average          Weighted                          Weighted
      Range of              Number         Contractual        Average           Number          Average
  Exercise Prices        Outstanding           Life        Exercise Price    Exercisable     Exercise Price
  ---------------        -----------           ----        --------------    -----------     --------------
            $8.00            21,300          3.1 years           $8.00          21,300            $8.00
           $10.00            13,750          6.2 years          $10.00          13,750           $10.00
 $16.50 to $18.99            97,500          1.5 years          $16.81          87,000           $16.64
                            -------                                            -------
  $8.00 to $18.99           132,550          2.3 years          $14.69         122,050           $14.38
                            =======                                            =======

The weighted average fair value of stock options granted in 2006 and 2005 was $4.87 and $6.65, respectively. The total intrinsic value of stock options exercised during 2006 and 2005 was $198,000 and $214,000, respectively. The total fair value of stock options vested during 2006 and 2005 was $23,000 and $17,000, respectively.

17.  Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                                      Three months
                                                                     Year ended       Year ended          ended
                                                                    December 31,     December 31,      December 31,
                                                                       2006             2005              2004
                                                                       ----             ----              ----
Income (numerator) amounts used for basic and diluted per
share computations:
    Income from continuing operations                                $1,940           $4,489              $236
                                                                     ======           ======              ====
    Income from discontinued operations                              $    -           $    4              $  7
                                                                     ======           ======              ====
    Net income                                                       $1,940           $4,481              $240
                                                                     ======           ======              ====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding              1,941            1,889             1,864
                                                                      =====            =====             =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding              1,941            1,889             1,864
     Plus: dilutive effect of stock options                              16               40                53
                                                                      -----            -----             -----
           Adjusted weighted average shares                           1,957            1,929             1,917
                                                                      =====            =====             =====

Basic net income per share:
    Income from continuing operations                                 $1.00            $2.38             $0.13
    Income from discontinued operations                                   -                -                 -
    Net income                                                         1.00             2.37              0.13

Diluted net income per share:
    Income from continuing operations                                 $0.99            $2.33             $0.12
    Income from discontinued operations                                   -                -                 -
    Net income                                                         0.99             2.32              0.13

Options to purchase 16,500 and 7,500 common shares for the year ended December
31, 2006 and 2005, respectively, were excluded from the diluted calculations above because the exercise price on the options were greater than the average market price for certain periods within the year.


18.  Disclosures About Fair Value of Financial Instruments
The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate (in thousands).

                                           December 31, 2006          December 31, 2005
                                           -----------------          -----------------
                                          Carrying       Fair        Carrying        Fair
                                           Amount        Value        Amount        Value
                                          --------    --------      ---------    ---------
Financial assets
    Cash and cash equivalents            $ 23,579     $ 23,579      $ 21,563      $ 21,563
    Interest-bearing deposits                 100          100           100           100
    Available-for-sale securities          16,421       16,421        16,140        16,140
    Held-to-maturity securities             1,900        1,930         1,975         1,974
    Loans held for sale                     1,227        1,227         1,278         1,297
    Loans, net of allowance for
         loan losses                      270,478      271,995       266,978       266,091
    FHLB stock                              2,313        2,313         2,688         2,688
    Interest receivable                     1,927        1,927         1,665         1,665

Financial liabilities
    Deposits                             $254,077     $253,764      $264,323      $263,115
    Short-term borrowings                  36,526       36,526        18,747        18,747
    Long-term debt                         10,279       10,264        13,279        13,268
    Interest payable                          817          817           666           666


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

19.  Significant Estimates and Concentrations and Contingencies
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the note on commitments and credit risk.

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

20.  Commitments and Credit Risks

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

At December 31, 2006 and 2005, the Bank had outstanding commitments to originate loans aggregating approximately $21,385,000 and $3,283,000, respectively. Also at December 31, 2006 and 2005, the Bank had commitments to originate approximately $5,773,000 and $2,669,000, respectively, of fixed rate loans for sale into the secondary market. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

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

The Bank had total outstanding letters of credit amounting to approximately $2,405,000 and $2,474,000, at December 31, 2006 and 2005, respectively.

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

At December 31, 2006 and 2005, the Bank had granted unused lines of credit to borrowers aggregating approximately $43,983,000 and $57,117,000, respectively.

Cash and Cash Equivalents
At December 31, 2006 and 2005, the Company had approximately $8,517,000 and $5,871,000, respectively, of deposits with correspondent banks in excess of federally insured amounts.

Bank Owned Life Insurance
As of December 31, 2006, the Company's investment in life insurance of $3,435,000 was with one insurance company.

21. Selected Quarterly Financial Data (unaudited) All amounts are in thousands except per share data.

                                                                                  Quarter
                                                               -------------------------------------------
                                                                 1st         2nd         3rd          4th
                                                               ------      ------      ------       ------
2006
----
Interest and dividend income                                   $5,221      $5,637      $5,797       $5,783
Interest expense                                                2,610       2,886       3,107        3,212
Net interest income                                             2,611       2,751       2,690        2,571
Provision for loan losses                                          81          31         543          192
Net interest income after provision for loan losses             2,530       2,720       2,147        2,379
Noninterest income                                                440         479         513          359
Noninterest expense                                             2,255       2,288       2,200        2,096
Net income                                                        494         627         349          470

Net income per share:
    Basic                                                        0.26        0.32        0.18         0.24
    Diluted                                                      0.25        0.32        0.18         0.24

2005
----
Interest and dividend income                                   $4,085      $4,398      $4,766       $5,197
Interest expense                                                1,720       1,902       2,108        2,464
Net interest income                                             2,365       2,496       2,658        2,733
Provision for loan losses                                         202           -          60           92
Net interest income after provision for loan losses             2,163       2,496       2,598        2,641
Noninterest income                                              5,489         642         291          535
Noninterest expense                                             2,859       2,436       2,248        2,550
Net income                                                      3,109         483         462          427

Net income per share:
    Basic                                                        1.66        0.26        0.24         0.22
    Diluted                                                      1.62        0.25        0.24         0.22

The net income for the first quarter of 2005 includes a securities gain of $3.3 million or $1.77 per basic share and $1.72 per diluted share securities.

22.  1st Independence Financial Group, Inc. (parent company only)

                            Condensed Balance Sheets
                                 (in thousands)
                                                            December 31,      December 31,
                                                               2006               2005
                                                           -------------     -------------
Assets
Cash and cash equivalents                                      $ 1,366          $ 1,420
Investment in subsidiaries                                      46,162           43,373
Available-for-sale securities                                      986              974
Note receivable                                                    388              541
Debt issuance costs, net of accumulated amortization               122              127
Other assets                                                       715            1,138
                                                               -------          -------
          Total assets                                         $49,739          $47,573
                                                               =======          =======
Liabilities and Stockholders' Equity
Subordinated debentures                                        $ 9,279          $ 9,279
Other liabilities                                                  157               33
Stockholders' equity                                            40,303           38,261
                                                               -------          -------
          Total liabilities and stockholders' equity           $49,739          $47,573
                                                               =======          =======

                         Condensed Statements of Income
                                 (in thousands)

                                                                                                       Three months
                                                                        Year ended       Year ended       ended
                                                                        December 31,    December 31,   December 31,
                                                                           2006           2005            2004
                                                                       -------------   ------------    ------------
Income
       Cash dividends from subsidiaries                                      $    -       $    -           $  -
       Other income                                                             103           85             20
                                                                             ------       ------           ----
            Total income                                                        103           85             20
                                                                             ------       ------           ----
Expenses
       Interest expense                                                         675          600            137
       Amortization of core deposit intangibles and debt issuance costs           5            5              1
       Other expenses                                                           520          732            343
                                                                             ------       ------           ----
            Total expenses                                                    1,200        1,337            481
                                                                             ------       ------           ----
Income (loss) from continuing operations before income
    taxes, equity in undistributed net income of subsidiary, and
    equity in undistributed net income of subsidiary held for disposal       (1,097)      (1,252)          (461)
Income tax expense (benefit) from continuing operations                        (420)        (467)          (162)
                                                                             ------       ------           ----
Income (loss) from continuing operations before equity in
    undistributed net income of subsidiary, and equity in
    undistributed net income of subsidiary held for disposal                   (677)        (785)          (299)
Equity in undistributed net income of subsidiary from
    continuing operations                                                     2,617        5,266            535
Equity in undistributed net income of subsidiary held for disposal                -            -              4
                                                                             ------       ------           ----
Net income                                                                   $1,940       $4,481           $240
                                                                             ======       ======           ====

                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                                                Three months
                                                                    Year ended     Year ended      ended
                                                                   December 31,   December 31,   December 31,
                                                                      2006           2005           2004
                                                                  ------------   ------------   -----------
Cash flows from operating activities:
   Net income                                                         $ 1,940        $ 4,481         $ 240
   Adjustments to reconcile net income to net cash (used in)
   operations:
        Amortization of core deposit intangibles and debt
          issuance costs                                                    5              5             1
        Amortization of unearned compensation on restricted stock          19              5             -
        Compensation expense on stock options                              40              -             -
        Deferred income taxes                                               -              -            (3)
        Goodwill impairment                                                 -              -            12
        Undistributed net income of subsidiary                         (2,617)        (5,266)         (535)
        Undistributed net income of unconsolidated statutory trusts         -              2             -
        Income from discontinued operations                                 -              -            (4)
    Changes in:
             Decrease (increase) in other assets                          418           (304)          (16)
             Increase (decrease) in other liabilities                     124             24          (168)
                                                                  -----------     ----------   -----------
                 Net cash (used in) operating activities                  (71)        (1,053)         (473)
                                                                  -----------     ----------   -----------
Cash flows from investing activities:
   Repayment of note receivable                                           154            132           249
   Proceeds from sale of subsidiary                                         -          2,300             -
   Additional capital contributed to subsidiary                           (11)           (20)            -
                                                                  -----------     ----------   -----------
        Net cash provided by investing activities                         143          2,412           249
                                                                  -----------     ----------   -----------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                494            470            30
   Cash dividends paid                                                   (620)          (754)            -
                                                                  -----------     ----------   -----------
        Net cash (used in) provided by financing activities              (126)          (284)           30
                                                                  -----------     ----------   -----------
Net (decrease) increase in cash and cash equivalents                      (54)         1,075          (194)
Cash and cash equivalents at beginning of period                        1,420            345           539
                                                                  -----------     ----------   -----------
Cash and cash equivalents at end of period                            $ 1,366        $ 1,420         $ 345
                                                                  ===========     ==========   ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures

         Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting identified by the principal executive officer or principal financial officer that occurred in the three month period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

         Not applicable.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governace.

         Other than the information set forth below regarding the Company's "Code of Ethics," information concerning this item is omitted from this report pursuant to General Instruction G. (3) of Form 10-K and instead is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which the Company intends to file with the Commission not later than 120 days after December 31, 2006.

Code of Ethics

         The Company adopted a Code of Conduct for its Principal Executive Officer and Senior Financial Officers (the "Code of Conduct") in June 2003. The Code of Conduct is available free of charge by writing to the Secretary of the Company at 8620 Biggin Hill Lane, Louisville, Kentucky, 40220-4117.

Item 11. Executive Compensation.

         Information concerning this item is omitted from this report pursuant to General Instruction G. (3) of Form 10-K and instead is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which the Company intends to file with the Commission not later than 120 days after December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Information concerning this item is omitted from this report pursuant to General Instruction G. (3) of Form 10-K and instead is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which the Company intends to file with the Commission not later than 120 days after December 31, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         Information concerning this item is omitted from this report pursuant to General Instruction G. (3) of Form 10-K and instead is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which the Company intends to file with the Commission not later than 120 days after December 31, 2006.

Item 14. Principal Accounting Fees and Services.

         Information concerning this item is omitted from this report pursuant to General Instruction G. (3) of Form 10-K and instead is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which the Company intends to file with the Commission not later than 120 days after December 31, 2006.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following exhibits are filed as part of this report.

         Exhibit
         number                              Description
         -------    ----------------------------------------------------------
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

          10.6* 2004 Omnibus Stock Option Plan (incorporated by reference to Appendix G to the proxy statement/prospectus contained in the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163).

          10.7* 1st Independence Restricted Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement, initially filed on August 18, 2006, Registration No. 333-136725).

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

          10.11* Form of Restricted Stock Award Agreement under the 1st Independence Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 Registration Statement, initially filed on August 18, 2006, Registration No. 333-136725).

          10.12* Severance Agreement and Release, dated March 31, 2005, by and among the Company, 1st Independence Bank and Arthur L. Freeman (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed on April 1, 2005).

          10.13* Form of Change of Control Agreement for Gregory A. DeMuth (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 31, 2006).

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

                                    1st INDEPENDENCE FINANCIAL GROUP, INC.

Date:   March 15, 2007             By /s/ N. William White
                                      ---------------------------------------
                                          N. William White, President and
                                          Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                          Title                     Date
         ---------                          -----                     ----
/s/ Matthew C. Chalfant
------------------------------
Matthew C. Chalfant               Chairman of the Board and       March 15, 2007
                                  Director


/s/ N. William White
------------------------------
N. William White                  President, Chief Executive      March 15, 2007
                                  Officer and Director
                                  (Principal Executive Officer)

/s/ Jack L. Coleman, Jr.
------------------------------
Jack L Coleman, Jr.               Director                        March 15, 2007

/s/ Thomas Les Letton
------------------------------
Thomas Les Letton                 Director                        March 15, 2007

/s/ Stephen R. Manecke
------------------------------
Stephen R. Manecke                Director                        March 15, 2007

/s/ Charles L. Moore II
------------------------------
Charles L. Moore II               Director                        March 15, 2007

/s/ Ronald L. Receveur
------------------------------
Ronald L. Receveur                Director                        March 15, 2007

/s/ W. Dudley Shryock
------------------------------
W. Dudley Shryock                 Director                        March 15, 2007

/s/ H. Lowell Wainwright, Jr.
------------------------------
H. Lowell Wainwright, Jr.         Director                        March 15, 2007

/s/ R. Michael Wilbourn
------------------------------
R. Michael Wilbourn               Executive Vice President        March 15, 2007
                                  and Chief Financial Officer
                                  (Principal Financial and
                                   Accounting Officer)

/s/ John F. Barron
------------------------------
John F. Barron                    Senior Vice President           March 15, 2007
                                  and Controller

                                      Exhibit Index
                                      -------------


         Exhibit
         number                              Description
         -------    -----------------------------------------------------------
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

          10.6* 2004 Omnibus Stock Option Plan (incorporated by reference to Appendix G to the proxy statement/prospectus contained in the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163).

          10.7* 1st Independence Restricted Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement, initially filed on August 18, 2006, Registration No. 333-136725).

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

          10.11* Form of Restricted Stock Award Agreement under the 1st Independence Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 Registration Statement, initially filed on August 18, 2006, Registration No. 333-136725).

          10.12* Severance Agreement and Release, dated March 31, 2005, by and among the Company, 1st Independence Bank and Arthur L. Freeman (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed on April 1, 2005).

          10.13* Form of Change of Control Agreement for Gregory A. DeMuth (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 31, 2006).

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