Form 10-Q
period 2007-03-31
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2007-05-08
CIK 946738

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                       or

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

         The registrant had 1,993,394 shares of common stock outstanding at April 27, 2007.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2007

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                       Page Number
                                                                    -----------

  Condensed Consolidated Balance Sheets as of March 31, 2007
  (unaudited) and December 31, 2006                                       3

  Condensed Consolidated Statements of Income for the three
  months ended March 31, 2007 and 2006 (unaudited)                        4

  Condensed Consolidated Statements of Comprehensive Income
  for the three months ended March 31, 2007 and 2006 (unaudited)          5

  Condensed Consolidated Statements of Cash Flows for the three
  months ended March 31, 2007 and 2006 (unaudited)                        6

  Notes to Condensed Consolidated Financial Statements (unaudited)        7-9

Item 2.  Management's Discussion and Analysis of Financial Condition      10-13
           and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       14

Item 4.  Controls and Procedures                                          14

                           Part II - Other Information

Item 1.  Legal Proceedings                                                15

Item 6.  Exhibits                                                         15

Signatures                                                                16

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                 (Unaudited)
                                                                   March 31,             December 31,
                                                                     2007                    2006
                                                                --------------          --------------
Assets
Cash and and due from banks                                         $   7,020               $  16,678
Interest-bearing demand deposits                                        5,842                   6,370
Federal funds sold                                                      4,382                     531
                                                                --------------          --------------
         Cash and cash equivalents                                     17,244                  23,579
Inerest-bearing deposits                                                  100                     100
Available-for-sale securities at fair value                            16,878                  16,421
Held-to-maturity securities, fair value of $1,834 and
    $1,930 at March 31, 2007 and December 31, 2006, respectively        1,809                   1,900
Loans held for sale                                                     1,150                   1,227
Loans, net of allowance for loan losses of $2,938 and
     $3,745 at March 31, 2007 and December 31, 2006, respectively     271,551                 270,478
Premises and equipment, net                                             8,393                   8,322
Federal Home Loan Bank (FHLB) stock                                     2,313                   2,313
Bank owned life insurance                                               3,487                   3,435
Goodwill                                                               11,142                  11,142
Interest receivable and other assets                                    3,786                   3,889
                                                                --------------          --------------
         Total assets                                               $ 337,853               $ 342,806
                                                                ==============          ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                       $  15,014               $  18,261
       Savings, NOW and money market                                   86,036                  78,083
       Time                                                           154,113                 157,733
                                                                --------------          --------------
         Total depositsotal deposits                                  255,163                 254,077
Short-term borrowings                                                  20,658                  36,526
Long-term debt                                                         20,279                  10,279
Interest payable and other liabilities                                  1,422                   1,621
                                                                --------------          --------------
         Total liabilities                                            297,522                 302,503
                                                                --------------          --------------
Commitments and contingencies                                               -                       -
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                           -                       -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,993,394 shares and 1,995,594 shares outstanding at
     March 31, 2007 and December 31, 2006, respectively                   296                     296
Additional paid-in capital                                             39,798                  39,775
Retained earnings                                                      15,122                  15,169
Unearned ESOP compensation                                               (260)                   (291)
Accumulated other comprehensive (loss)                                    (50)                    (71)
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at March 31, 2007 and
     December 31, 2006, respectively                                  (14,575)                (14,575)
                                                                --------------          --------------
         Total stockholders' equity                                    40,331                  40,303
                                                                --------------          --------------
         Total liabilities and stockholders' equity                 $ 337,853               $ 342,806
                                                                ==============          ==============

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)

                                                                                       (Unaudited)
                                                                                Three months ended March 31,
                                                                           ------------------------------------
                                                                                2007                  2006
                                                                           --------------        --------------
Interest and dividend income
        Interest and fees on loans                                                $5,125                $4,859
        Interest on securities
              Taxable                                                                166                   154
              Tax exempt                                                              45                    45
        Interest on federal funds sold                                                76                    62
        Dividends                                                                     43                    41
        Interest on deposits with financial institutions                              78                    60
                                                                           --------------        --------------
                      Total interest and dividend income                           5,533                 5,221
                                                                           --------------        --------------
Interest expense
        Deposits                                                                   2,591                 2,203
        FHLB advances                                                                359                   234
        Other                                                                        177                   173
                                                                           --------------        --------------
                      Total interest expense                                       3,127                 2,610
                                                                           --------------        --------------
Net interest income                                                                2,406                 2,611
Provision for loan losses                                                            175                    81
                                                                           --------------        --------------
Net interest income after provision for loan losses                                2,231                 2,530
                                                                           --------------        --------------
Noninterest income
        Service charges                                                              120                   102
        Gain on loan sales                                                           201                   208
        Increase in cash value of life insurance                                      52                    49
        Other                                                                         79                    81
                                                                           --------------        --------------
                      Total noninterest income                                       452                   440
                                                                           --------------        --------------
Noninterest expense
        Salaries and employee benefits                                             1,228                 1,148
        Net occupancy                                                                425                   394
        Data processing fees                                                         208                   186
        Professional fees                                                            170                   116
        Marketing                                                                     65                    32
        Other                                                                        460                   379
                                                                           --------------        --------------
                      Total noninterest expense                                    2,556                 2,255
                                                                           --------------        --------------
Income before income taxes                                                           127                   715
Income tax expense                                                                    17                   221
                                                                           --------------        --------------
Net income                                                                        $  110                $  494
                                                                           ==============        ==============

Net income per share
        Basic                                                                      $0.06                 $0.26
        Diluted                                                                     0.06                  0.25

Weighted average shares outstanding
        Basic                                                                      1,967                 1,921
        Diluted                                                                    1,978                 1,945

Cash dividends declared per share                                                  $0.08                 $0.08

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
            Condensed Consolidated Statements of Comprehensive Income
                                 (in thousands)

                                                                                                 (Unaudited)
                                                                                          Three months ended March 31,
                                                                                       ------------------------------------
                                                                                            2007                 2006
                                                                                       --------------     -----------------
Net income                                                                                     $ 110                 $ 494
Other comprehensive income, net of tax
     Change in unrealized gains and losses on available-for-sale securities                       21                   (39)
     Less reclassification adjustment for realized gains (losses) included in net income           -                     -
                                                                                       --------------     -----------------
             Other comprehensive income (loss)                                                    21                   (39)
                                                                                       --------------     -----------------
Comprehensive income                                                                           $ 131                 $ 455
                                                                                       ==============     =================

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     (Unaudited)
                                                                             Three months ended March 31,
                                                                          -------------------------------
                                                                               2007              2006
                                                                          -------------      ------------
Cash Flows from Operating Activities:
   Net income                                                                 $    110          $    494
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation                                                               175               184
        Provision for loan losses                                                  175                81
        Gain on loan sales                                                        (201)             (208)
        Origination of loans held for sale                                     (11,343)          (10,622)
        Proceeds from loans held for sale                                       11,622            11,067
        Compensation expense on stock options                                       31                18
        ESOP compensation                                                           53                45
        Amortization of unearned compensation on restricted stock                    8                 2
        Amortization of premiums and discounts on securities                         6                11
        Deferred income tax expense (benefit)                                      251               (55)
        FHLB stock dividend                                                          -               (29)
        Amortization of loan fees                                                  (58)              (87)
        Amortization of intangibles, net                                            65                65
        Increase in cash value of life insurance                                   (52)              (49)
    Changes in:
             (Increase) in interest receivable and other assets                   (158)              (77)
             (Decrease) in interest payable and other liabilities                 (210)              (24)
                                                                          -------------      ------------
                 Net cash provided by operating activities                         474               816
                                                                          -------------      ------------
Cash Flows from Investing Activities:
   Proceeds from maturities of interest-bearing deposits                             -               100
   Purchases of available-for-sale securities                                   (1,000)                -
   Proceeds from maturities of available-for-sale securities                       568               560
   Proceeds from maturities of held-to-maturity securities                          90                 5
   Net (increase) in loans                                                      (1,243)           (6,402)
   Purchases of premises and equipment                                            (246)             (293)
   Proceeds from sale of FHLB stock                                                  -               476
                                                                          -------------      ------------
        Net cash (used in) investing activities                                 (1,831)           (5,554)
                                                                          -------------      ------------
Cash Flows from Financing Activities:
   Net increase (decrease) in deposits                                           1,084            (1,657)
   Net (decrease) increase in short-term borrowings                            (15,868)              249
   Proceeds from issuance of long-term debt                                     10,000                 -
   Repurchase and retirement of common stock                                       (37)                -
   Proceeds from exercise of stock options                                           -               169
   Cash dividends paid                                                            (157)             (153)
                                                                          -------------      ------------
        Net cash (used in) financing activities                                 (4,978)           (1,392)
                                                                          -------------      ------------
Net (decrease) in cash and cash equivalents                                     (6,335)           (6,130)
Cash and cash equivalents at beginning of period                                23,579            21,563
                                                                          -------------      ------------
Cash and cash equivalents at end of period                                    $ 17,244          $ 15,433
                                                                          =============      ============
Supplemental Cash Flow Information:
    Interest paid                                                             $  3,153          $  2,544
    Income taxes paid                                                               25               175

            See notes to condensed consolidated financial statements.

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of 1st Independence Financial Group, Inc. (the "Company") are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission ("SEC'). In the opinion of management, all adjustments necessary to make the financial statements not misleading and to fairly present the financial position, results of operations and cash flows for the reporting interim periods have been made and were of a normal recurring nature. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

The unaudited condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, 1st Independence Bank, Inc. (the "Bank") and 1st Independence Mortgage, a division of the Bank.

2. Stock-Based Compensation
For the three months ended March 31, 2007 and March 31, 2006, the Company recorded $31,000 and $18,000, respectively, in employee stock-based compensation expense, which is included in salaries and employee benefits. As of March 31, 2007 and March 31, 2006, there was $60,000 and $45,000, respectively, of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a weighted-average period of 1.7 and 1.8 years, respectively.

3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows (in thousands):

                                                 2007           2006
                                                 ----           ----
Beginning balance                               $3,745         $2,911
Provision for loan losses                          175             81
Loans charged off                                 (983)            (1)
Recoveries                                           1              -
                                                ------         ------
       Ending balance                           $2,938         $2,991
                                                ======         ======
4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                           Three months ended
                                                                                                March 31,
                                                                                           2007          2006
                                                                                           ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                            $110          $494
                                                                                           ====          ====
Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                  1,967         1,921
                                                                                          =====         =====
Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                  1,967         1,921
     Plus: dilutive effect of stock options                                                  11            24
                                                                                          -----         -----
           Adjusted weighted average shares                                               1,978         1,945
                                                                                          =====         =====
Net income per share data:
     Basic                                                                                $0.06         $0.26
     Diluted                                                                              $0.06         $0.25


Options to purchase 17,000 and 7,500 common shares for the three months ended March 31, 2007 and March 31, 2006, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.

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

6.  Recently Issued Accounting Standards
In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation are recognized as an adjustment to the beginning balance of retained earnings. The Company adopted the Interpretation on January 1, 2007 as required. The Company and its subsidiaries file a consolidated U.S. Corporation income tax return, a combined unitary return in the state of Indiana and a corporate income tax return in the state of Kentucky. The only periods subject to examination for the Company's federal return are the 2003, 2005 and 2006 tax years. A federal examination audit of the tax year 2004 was completed in 2006 with no material adjustments. The periods subject to examination for the Company's state returns in Kentucky and Indiana are all years after 2002. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company chose to continue its policy for recording interest related to unrecognized tax benefits in other interest expense and penalties in other noninterest expense. No penalties or interest were recorded during the first quarter 2007 and no such accruals existed as of January 1, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. Accordingly, the Company will adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating the potential impact this Statement may have on the Company's financial position and results of operations, but does not believe the impact of the adoption will be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2006, including note 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information.

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

General
The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At March 31, 2007, the Company had total assets, deposits and stockholders' equity of $337.9 million, $255.2 million, and $40.3 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

Application of Critical Accounting Policies
The discussion and analysis of the Company's financial condition and results of operation is based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to other than temporary impairment of securities, the allowance for loan losses and the valuation of goodwill. See the caption entitled "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Form 10-K for the year ended December 31, 2006 for additional information.

Overview
Net income for the quarter ended March 31, 2007 was $110,000 or $0.06 per diluted share compared to $494,000 or $0.25 per diluted share for the comparable period in 2006. The decrease in net income and net income per diluted share for the three-month period was primarily due to a decrease in net interest income after taxes of $135,000, an increase in noninterest expenses after taxes of $199,000 and an increase of $62,000 after taxes in the provision for loan losses in the first three months of 2007 compared to the first three months of 2006.

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

Net interest income was $2.4 million for the three months ended March 31, 2007 a decrease of $0.2 million or 8% from $2.6 million for the comparable period of 2006. On an annualized basis, the net interest spread and net interest margin were 2.75% and 3.19% for the current quarter, compared to 3.07% and 3.45% for the same period of 2006. The decrease in the net interest margin was primarily due to a faster increase in interest rates on interest-bearing liabilities, including the effect of the increasing rate on the $4.1 million of variable rate subordinated debentures, compared to the rates on interest-earning assets. Contributing to these factors were decreases in the volume of net earning assets. Changes in volume resulted in a decrease in net interest income of $36,000 for the first quarter of 2007 compared to the same period in 2006, and changes in interest rates and the mix resulted in a decrease in net interest income of $169,000 for the first quarter of 2007 versus the comparable period in 2006.

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

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of March 31, 2007, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest income would increase by 2.8% and decrease by 5.5%, respectively.

Provision for Loan Losses
The provision for loan losses was $175,000 for the three months ended March 31, 2007, compared to $81,000 for the same period in 2006. Nonperforming loans were $3.4 million at March 31, 2007 and $3.7 million at December 31, 2006, or 1.24% and 1.36%, respectively, of total loans. The allowance for loan losses was $2.9 million and $3.7 million at March 31, 2007 and December 31, 2006, or 1.07% and 1.37%, respectively, of total loans. Net charge-offs were $982,000 in the first quarter of 2007 compared to $1,000 in the same period in 2006. The increase in net charge-offs in 2007 was primarily due to three large borrowers in the residential construction and commercial and industrial portfolios. These charge-offs had been adequately reserved for in previous periods.

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

Noninterest Income
Noninterest income was $452,000 for the three months ended March 31, 2007, compared to $440,000 for the same period in 2006. The gain on loan sales was down slightly for the first quarter of 2007 versus the first quarter of 2006 due to a softened housing market leading to a slow down in secondary market mortgage activity and lower margins in 2007. The gain on loan sales was $201,000 for the three months ended March 31, 2007, compared to $208,000 for the comparable period in 2006. Service charge income was $120,000 for the three months ended March 31, 2007, compared to $102,000 for the comparable period in 2006. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositor.

Noninterest Expense
Noninterest expense was $2.6 million for the quarter ended March 31, 2007 compared to $2.3 million for the same period in 2006. Contributing to the increase was an increase in salaries and employee benefits due to merit and promotional salary increases and management additions, increased health care costs, increased stock option expense and increased restricted stock expense. Partially offsetting these increases in salaries and employee benefits was a reduction in the commissions related to reduced activity in mortgage loan sales and a reduction in the amount of expense necessary to cover the Company's 401(k) match as the match is now covered by released ESOP shares. Other factors contributing to the increase in noninterest expenses was an increase in professional fees due to an increased amount of services required including preparation work for compliance with certain of the upcoming requirements of the Sarbanes-Oxley Act of 2002 and an increase in net occupancy expenses relating to the Bank's branch expansion plans and certain equipment upgrades. Additional factors contributing to the overall increase in noninterest expenses were an increase in data processing expenses which was primarily due to the growth of the Bank's services and its commitment to upgrade systems productivity, an increase in marketing expense and various increases in other noninterest expenses including an increase in expenses relating to other real estate owned due to the higher levels of other real estate owned.

Income Tax Expense (Benefit)
The effective income tax rate on income before income taxes was 13.3% for the three months ended March 31, 2007 compared to 30.9% for the same period in 2006. The decrease in the effective tax rate for the quarter is primarily due to an increase in the percentage of tax exempt interest income compared to income before income taxes.

Financial Condition
The Company's total assets were $337.9 million at March 31, 2007 compared to $342.8 million at December 31, 2006, a decrease of 4.9 million or 1.4%. Net loans increased $1.1 million, investments increased $0.4 million, while cash and cash equivalents decreased $6.3 million and loans held for sale went down $0.1 million.

Net loans were $271.6 million at March 31, 2007, compared to $270.5 million at December 31, 2006, an increase of $1.1 million or 0.4%. The increases in loans were in the real estate construction and real estate commercial loan portfolios, which increased $1.5 million or 2.4% and $1.5 million or 3.1%, respectively. The increases were primarily a result of lending activity in the Kentucky markets. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from approximately 45% to 43% of total loans. The decrease in residential real estate loans as a percentage of total loans is primarily due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.

Deposits increased $1.1 million or 0.4% to $255.2 million at March 31, 2007 compared to $254.1 million at December 31, 2006. This increase was attributable to an increase in savings, NOW and money market deposits of $8.0 million which more than offset decreases in demand deposits of $3.3 million and in time deposits of $3.6 million. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign promoting a more competitively priced NOW account product in an effort to reduce the Company's dependency on higher costing time deposits.

Short-term borrowings decreased $15.9 million or 43.4% to $20.7 million at March 31, 2007, compared to $36.5 million at December 31, 2006 while long-term debt increased $10.0 million to $20.3 million at March 31, 2007, compared to $10.3 million at December 31, 2006. The increase in long-term debt was due to the Company deciding to utilize a long-term FHLB fixed rate advance and thus reducing the level of short-term FHLB advances. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of March 31, 2007, unused loan commitments and performance letters of credit were $43,811,000 and $2,519,000, respectively.

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

At March 31, 2007 and December 31, 2006, brokered deposits were $19.4 million and $23.7 million, respectively. The weighted average cost and maturity of brokered deposits were 4.98% and six months at March 31, 2007 compared to 4.86% and six months at December 31, 2006. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand when pricing for brokered deposits is more favorable than short-term borrowings.

At March 31, 2007 and December 31, 2006, the Bank had total FHLB advances outstanding of $31.0 million and $36.0 million, respectively, with $11.0 million and $1.0 million, respectively, included in long-term debt in the accompanying condensed consolidated balance sheet and the remaining amount included in short-term borrowings. Additionally, the Bank had $50.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $52.6 million.

The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. At March 31, 2007, the Bank may pay up to $8.2 million in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet with $4.1 million of the debentures being variable rate obligations with interest rates that reprice quarterly, and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. At March 31, 2007 the rate on the variable rate obligations was 8.50% compared to 8.11% at March 31, 2006. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR rate plus 3.15%.

Stockholders' equity was basically flat at $40.3 million at March 31, 2007 and December 31, 2006. The individual items within stockholders' equity that changed were net income of $110,000, cash dividends declared of $157,000 ($0.08 per share) and an increase of $75,000 relating to stock option, ESOP plan transactions and other miscellaneous equity transactions.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The following table presents these ratios as of March 31, 2007 and December 31, 2006 for the Consolidated Company and the Bank along with the regulator's minimum ratio to be considered well capitalized.

                                                                                                 To Be Well
                                                       March 31, 2007       December 31, 2006    Capitalized
                                                       --------------       -----------------    -----------
Total risk-based capital to risk-weighted assets
        Consolidated company                                15.8%                 15.9%              N/A%
        Bank                                                14.8                  14.7              10.0
Tier 1 capital to risk-weighted assets
        Consolidated company                                14.6                  14.6               N/A
        Bank                                                13.6                  13.5               6.0
Tier 1 capital to average assets
        Consolidated company                                11.7                  11.6               N/A
        Bank                                                10.9                  10.7               5.0


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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at March 31, 2007.

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


                                    1st INDEPENDENCE FINANCIAL GROUP, INC.


Date: May 7, 2007                   By:     /s/ R. Michael Wilbourn
                                                -------------------------
                                                R. Michael Wilbourn
                                                Executive Vice President
                                                and Chief Financial Officer

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