Form 10-Q
period 2007-06-30
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2007-08-07
CIK 946738

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

                  For the quarterly period ended June 30, 2007
                                       or

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

         The registrant had 1,992,994 shares of common stock outstanding at July 27, 2007.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2007

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                       Page Number
                                                                    -----------

  Condensed Consolidated Balance Sheets as of June 30, 2007
  (unaudited) and December 31, 2006                                       3

  Condensed Consolidated Statements of Income for the three
  months and six months ended June 30, 2007 and 2006 (unaudited)          4

  Condensed Consolidated Statements of Comprehensive Income (Loss)
  for the three months and six months ended June 30, 2007 and 2006
  (unaudited)                                                             5

  Condensed Consolidated Statements of Cash Flows for the six
  months ended June 30, 2007 and 2006 (unaudited)                         6

  Notes to Condensed Consolidated Financial Statements (unaudited)        7-9

Item 2.  Management's Discussion and Analysis of Financial Condition      9-13
           and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

Item 4.  Controls and Procedures                                          13

                           Part II - Other Information

Item 1.   Legal Proceedings                                               14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 6.   Exhibits                                                        14

Signatures                                                                15

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                  (Unaudited)
                                                                    June 30,              December 31,
                                                                      2007                    2006
                                                                --------------          --------------
Assets
Cash and and due from banks                                          $  8,028                $ 16,678
Interest-bearing demand deposits                                        5,500                   6,370
Federal funds sold                                                     12,015                     531
                                                                --------------          --------------
         Cash and cash equivalents                                     25,543                  23,579
Inerest-bearing deposits                                                  100                     100
Available-for-sale securities at fair value                            17,072                  16,421
Held-to-maturity securities, fair value of $1,743 and
    $1,930 at June 30, 2007 and December 31, 2006, respectively         1,747                   1,900
Loans held for sale                                                     1,388                   1,227
Loans, net of allowance for loan losses of $2,964 and
     $3,745 at June 30, 2007 and December 31, 2006, respectively      263,945                 270,478
Premises and equipment, net                                             8,347                   8,322
Federal Home Loan Bank (FHLB) stock                                     2,313                   2,313
Bank owned life insurance                                               3,539                   3,435
Goodwill                                                               11,142                  11,142
Other real estate owned                                                 2,615                     433
Interest receivable and other assets                                    3,501                   3,456
                                                                --------------          --------------
         Total assets                                                $341,252                $342,806
                                                                ==============          ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                        $ 16,334                $ 18,261
       Savings, NOW and money market                                   80,602                  78,083
       Time                                                           170,622                 157,733
                                                                --------------          --------------
         Total deposits                                               267,558                 254,077
Short-term borrowings                                                  10,942                  36,526
Long-term debt                                                         20,279                  10,279
Interest payable and other liabilities                                  2,254                   1,621
                                                                --------------          --------------
         Total liabilities                                            301,033                 302,503
                                                                --------------          --------------
Commitments and contingencies                                               -                       -
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                           -                       -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,993,394 shares and 1,995,594 shares outstanding at
     June 30, 2007 and December 31, 2006, respectively                    296                     296
Additional paid-in capital                                             39,840                  39,775
Retained earnings                                                      15,090                  15,169
Unearned ESOP compensation                                               (229)                   (291)
Accumulated other comprehensive (loss)                                   (203)                    (71)
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at June 30, 2007 and
     December 31, 2006, respectively                                  (14,575)                (14,575)
                                                                --------------          --------------
         Total stockholders' equity                                    40,219                  40,303
                                                                --------------          --------------
         Total liabilities and stockholders' equity                  $341,252                $342,806
                                                                ==============          ==============

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)

                                                                    (Unaudited)                 (Unaudited)
                                                            Three months ended June 30,    Six months ended June 30,
                                                           ----------------------------   -------------------------
                                                               2007            2006          2007          2006
                                                           -----------      ----------     --------     ----------
Interest and dividend income
       Interest and fees on loans                             $ 5,201         $ 5,229      $10,326        $10,088
       Interest on securities
           Taxable                                                162             160          328            314
           Tax exempt                                              45              46           90             91
       Interest on federal funds sold                             101              88          177            150
       Dividends                                                   53              40           96             81
       Interest on deposits with financial institutions            76              74          154            134
                                                           -----------      ----------     --------     ----------
                   Total interest and dividend income           5,638           5,637       11,171         10,858
                                                           -----------      ----------     --------     ----------
Interest expense
       Deposits                                                 2,732           2,531        5,323          4,734
       FHLB advances                                              280             176          639            410
       Other                                                      181             179          358            352
                                                           -----------      ----------     --------     ----------
                   Total interest expense                       3,193           2,886        6,320          5,496
                                                           -----------      ----------     --------     ----------
Net interest income                                             2,445           2,751        4,851          5,362
Provision for loan losses                                          20              31          195            112
                                                           -----------      ----------     --------     ----------
Net interest income after provision for loan losses             2,425           2,720        4,656          5,250
                                                           -----------      ----------     --------     ----------
Noninterest income
       Service charges                                            149             144          269            246
       Gain on loan sales                                         251             218          452            426
       Increase in cash value of life insurance                    52              49          104             98
       Other                                                       82              68          161            149
                                                           -----------      ----------     --------     ----------
                   Total noninterest income                       534             479          986            919
                                                           -----------      ----------     --------     ----------
Noninterest expense
       Salaries and employee benefits                           1,210           1,122        2,438          2,270
       Net occupancy                                              398             405          823            799
       Data processing fees                                       202             191          410            377
       Professional fees                                          117             186          287            302
       Marketing                                                   16              24           81             56
       Other                                                      879             360        1,339            739
                                                           -----------      ----------     --------     ----------
                   Total noninterest expense                    2,822           2,288        5,378          4,543
                                                           -----------      ----------     --------     ----------
Income before income taxes                                        137             911          264          1,626
Income tax expense                                                 12             284           29            505
                                                           -----------      ----------     --------     ----------
Net income                                                    $   125         $   627      $   235        $ 1,121
                                                           ===========      ==========     ========     ==========

Net income per share
       Basic                                                    $0.06           $0.32        $0.12          $0.58
       Diluted                                                   0.06            0.32         0.12           0.58

Weighted average shares outstanding
       Basic                                                    1,968           1,936        1,968          1,928
       Diluted                                                  1,979           1,953        1,979          1,949

Cash dividends declared per share                               $0.08           $0.08        $0.16          $0.16

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                         (Unaudited)                   (Unaudited)
                                                                   Three months ended June 30,    Six months ended June 30,
                                                                   --------------------------    --------------------------
                                                                       2007          2006            2007           2006
                                                                    ---------    -----------     -----------     ----------
Net income                                                             $ 125          $ 627           $ 235        $ 1,121
Other comprehensive income, net of tax
     Change in unrealized gains and losses on
       available-for-sale securities                                    (153)          (132)           (132)          (171)
     Less reclassification adjustment for realized gains
       included in net income                                              -              -               -              -
                                                                    ---------    -----------     -----------     ----------
             Other comprehensive income (loss)                          (153)          (132)           (132)          (171)
                                                                    ---------    -----------     -----------     ----------
Comprehensive income (loss)                                            $ (28)         $ 495           $ 103        $   950
                                                                    =========    ===========     ===========     ==========

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    (Unaudited)
                                                                              Six months ended June 30,
                                                                           -------------------------------
                                                                                2007              2006
                                                                           -------------      ------------
Cash Flows from Operating Activities:
   Net income                                                                 $    235          $  1,121
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation                                                               347               363
        Provision for loan losses                                                  195               112
        Gain on loan sales                                                        (452)             (426)
        Origination of loans held for sale                                     (26,545)          (24,824)
        Proceeds from loans held for sale                                       26,835            24,412
        Compensation expense on stock options                                       43                26
        ESOP compensation                                                          106                87
        Amortization of unearned compensation on restricted stock                   15                 6
        Amortization of premiums and discounts on securities                        12                19
        Deferred income taxes                                                       46              (108)
        FHLB stock dividend                                                          -               (59)
        Amortization of loan fees                                                 (117)             (166)
        Amortization of intangibles, net                                           130               130
        Increase in cash value of life insurance                                  (104)              (98)
    Changes in:
             (Increase) in interest receivable and other assets                    (23)             (311)
             Increase in interest payable and other liabilities                    702               129
                                                                           -------------      ------------
                 Net cash provided by operating activities                       1,425               413
                                                                           -------------      ------------
Cash Flows from Investing Activities:
   Proceeds from maturities of interest-bearing deposits                             -               100
   Purchases of available-for-sale securities                                   (1,995)           (1,491)
   Proceeds from maturities of available-for-sale securities                     1,131             1,168
   Proceeds from maturities of held-to-maturity securities                         152                68
   Net decrease (increase) in loans                                              4,079           (13,764)
   Purchases of premises and equipment                                            (372)             (379)
   Proceeds from sale of FHLB stock                                                  -               476
                                                                           -------------      ------------
        Net cash provided by (used in) investing activities                      2,995           (13,822)
                                                                           -------------      ------------
Cash Flows from Financing Activities:
   Net increase in deposits                                                     13,480             7,522
   Net (decrease) increase in short-term borrowings                            (25,584)            6,908
   Proceeds from issuance of long-term debt                                     10,000                 -
   Repayment of long-term debt                                                       -            (3,000)
   Repurchase and retirement of common stock                                       (37)                -
   Proceeds from exercise of stock options                                           -               339
   Cash dividends paid                                                            (315)             (308)
                                                                           -------------      ------------
        Net cash (used in) provided by financing activities                     (2,456)           11,461
                                                                           -------------      ------------
Net increase (decrease) in cash and cash equivalents                             1,964            (1,948)
Cash and cash equivalents at beginning of period                                23,579            21,563
                                                                           -------------      ------------
Cash and cash equivalents at end of period                                    $ 25,543          $ 19,615
                                                                           =============      ============
Supplemental Cash Flow Information:
    Interest paid                                                             $  6,090          $  5,430
    Income taxes paid                                                               25               705
    Real estate acquired in settlement of loans                                  2,271               181

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

2. Stock-Based Compensation
For the three months and six months ended June 30, 2007 and June 30, 2006, the Company recorded $12,000 and $43,000, respectively, and $8,000 and $26,000, respectively, in employee stock-based compensation expense, which is included in salaries and employee benefits. As of June 30, 2007 and June 30, 2006, there was $51,000 and $39,000, respectively, of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a weighted-average period of 1.6 and 1.6 years, respectively.

3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands):

                                                 2007           2006
                                                 ----           ----
Beginning balance                               $3,745         $2,911
Provision for loan losses                          195            112
Loans charged off                                 (984)            (1)
Recoveries                                           8              3
                                                ------         ------
       Ending balance                           $2,964         $3,025
                                                ======         ======

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                    Three months ended
                                                                                          June 30,
                                                                                    2007          2006
                                                                                    ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                     $125          $627
                                                                                    ====          ====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                           1,968         1,936
                                                                                   =====         =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                           1,968         1,936
     Plus: dilutive effect of stock options                                           11            17
                                                                                   -----         -----
           Adjusted weighted average shares                                        1,979         1,953
                                                                                   =====         =====

Net income per share data:
     Basic                                                                         $0.06         $0.32
                                                                                   =====         =====
     Diluted                                                                       $0.06         $0.32
                                                                                   =====         =====

                                                                                     Six months ended
                                                                                          June 30,
                                                                                    2007          2006
                                                                                    ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                     $235        $1,121
                                                                                    ====        ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                           1,968         1,928
                                                                                   =====         =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                           1,968         1,928
     Plus: dilutive effect of stock options                                           11            21
                                                                                   -----         -----
           Adjusted weighted average shares                                        1,979         1,949
                                                                                   =====         =====

Net income per share data:
     Basic                                                                         $0.12         $0.58
                                                                                   =====         =====
     Diluted                                                                       $0.12         $0.58
                                                                                   =====         =====

Options to purchase 16,500 common shares for both the three months and six months ended June 30, 2007 and 17,000 and 7,500 common shares for the three months and six months ended June 30, 2006, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.

5.  Contingencies and Subsequent Event
On July 18, 2007 a jury in the case of Larry Sutherland, et.al., v. Harrodsburg First Financial Bancorp, Inc., in the Circuit Court of Anderson County in the Commonwealth of Kentucky returned a verdict awarding damages to the plaintiffs of $403,620. The lawsuit originated from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The plaintiffs alleged that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. Management, after discussion with legal counsel, has decided to record an accrual of $403,620 as of June 30, 2007 relating to the lawsuit. Notwithstanding the accrual, the Company believes that it has strong basis for appeal, but continues at this time to review the verdict and evaluate a decision to appeal the verdict. Reference is made to Part II,
Item 1 of this report on Form 10-Q for additional information.

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

The Company chose to continue its policy for recording interest related to unrecognized tax benefits in other interest expense and penalties in other noninterest expense. No penalties or interest were recorded during the first six months of 2007 and no such accruals existed as of January 1, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating the potential impact this Statement may have on the Company's financial position and results of operations, but does not believe the impact of the adoption will be material.

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

General
The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At June 30, 2007, the Company had total assets, deposits and stockholders' equity of $341.3 million, $267.6 million, and $40.2 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

On July 18, 2007 a jury in the case of Larry Sutherland, et.al., v. Harrodsburg First Financial Bancorp, Inc., in the Circuit Court of Anderson County in the Commonwealth of Kentucky returned a verdict awarding damages to the plaintiffs of $403,620. The lawsuit originated from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The plaintiffs alleged that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. Management, after discussion with legal counsel, has decided to record an accrual of $403,620 as of June 30, 2007 relating to the lawsuit. Notwithstanding the accrual, the Company believes that it has strong basis for appeal, but continues at this time to review the verdict and evaluate a decision to appeal the verdict.

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

Overview
Net income for the quarter ended June 30, 2007 was $125,000 or $0.06 per diluted share compared to $627,000 or $0.32 per diluted share for the comparable period in 2006. Net income for the six months ended June 30, 2007 was $235,000 or $0.12 per diluted share compared to $1,121,000 or $0.58 per diluted share for the comparable period in 2006. The decrease in net income and net income per diluted share for the six-month period was primarily due to a decrease in net interest income after taxes of $337,000, an increase in noninterest expenses after taxes of $551,000 (which includes $259,000 after taxes relating to the litigation accrual made in the second quarter of 2007 previously discussed) and an increase of $55,000 after taxes in the provision for loan losses. Partially offsetting these factors was an increase in noninterest income after taxes of $44,000. The decrease in net income and net income per diluted share for the quarter was primarily due to a decrease in net interest income after taxes of $202,000 and an increase in noninterest expenses after taxes of $352,000 (which includes $259,000 after taxes relating to the litigation accrual previously discussed). Partially offsetting these factors was an increase in noninterest income after taxes of $36,000 and a decrease of $7,000 after taxes in the provision for loan losses.

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

Net interest income was $2.4 million and $4.9 million, respectively, for the three months and six months ended June 30, 2007, a decrease of $0.4 million or 11% and $0.5 million or 10%, respectively, from $2.8 million and $5.4 million, respectively, for the comparable periods of 2006. On an annualized basis, the net interest spread and net interest margin were 2.78% and 3.20%, respectively, for the current quarter, compared to 3.09% and 3.50% for the same period of 2006. For the six months ended June 30, 2007 the net interest spread and net interest margin were 2.76% and 3.20%, respectively, compared to 3.08% and 3.47% for the first half of 2006. The decrease in the net interest margin was primarily due to a faster increase in interest rates on interest-bearing liabilities, including the effect of the increasing rate on the $4.1 million of variable rate subordinated debentures, compared to the rates on interest-earning assets. Also contributing to the decrease in net interest margin was a decrease in the volume of net earning assets. Changes in volume resulted in a decrease in net interest income of $0.2 million and $0.2 million, respectively, for the second quarter and first half of 2007 compared to the same periods in 2006, and changes in interest rates and the mix resulted in a decrease in net interest income of $0.2 million and $0.3 million, respectively, for the second quarter and first half of 2007 versus the comparable periods in 2006.

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

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of June 30, 2007, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest income would decrease by 0.2% and increase by 0.5%, respectively.

Provision for Loan Losses
The provision for loan losses was $20,000 and $195,000 for the three months and six months ended June 30, 2007, compared to $31,000 and $112,000 for the same periods in 2006. Nonperforming loans were $2.3 million at June 30, 2007 and $3.7 million at December 31, 2006, or 0.88% and 1.36%, respectively, of total loans. The allowance for loan losses was $3.0 million and $3.7 million at June 30, 2007 and December 31, 2006, or 1.11% and 1.37%, respectively, of total loans. Net charge-offs were $976,000 in the first six months of 2007 compared to a net recovery of $2,000 in the same period in 2006. The increase in net charge-offs in 2007 was primarily due to three large borrowers in the residential construction and commercial and industrial portfolios. These charge-offs had been adequately reserved for in previous periods.

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

Noninterest Income
Noninterest income was $0.5 million for the three months ended June 30, 2007, compared to $0.5 million for the same period in 2006 and $1.0 million for the six months ended June 30, 2007, compared to $0.9 million for the first half of 2006. The gain on loan sales was up for the second quarter and first half of 2007 versus the same periods of 2006 due to an increase in volume versus a softened housing market leading to a slow down in secondary market mortgage activity and lower margins in 2006. The gain on loan sales was $251,000 for the three months ended June 30, 2007, compared to $218,000 for the comparable period in 2006 and $452,000 for the first half of 2007 compared to $426,000 for the first half of 2006. Service charge income was $149,000 for the three months ended June 30, 2007, compared to $144,000 for the comparable period in 2006 and $269,000 for the first half of 2007 compared to $246,000 for the first half of 2006. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositor.

Noninterest Expense
Noninterest expense was $2.8 million for the quarter ended June 30, 2007 compared to $2.3 million the same period in 2006 and $5.4 million for the six months ended June 30, 2007 compared to $4.5 million for the first half of 2006. Contributing to the increases were an increase in salaries and employee benefits due to merit and promotional salary increases and management additions, increased health care costs, increased stock option expense and increased restricted stock expense. Partially offsetting these increases in salaries and employee benefits was a reduction in the amount of expense necessary to cover the Company's 401(k) match as the match is now covered by released ESOP shares. Additional factors contributing to the overall increase in noninterest expenses were an increase in data processing expenses which was primarily due to the growth of the Bank's services and its commitment to upgrade systems productivity and various increases in other noninterest expenses including an increase in expenses relating to other real estate owned due to the higher levels of other real estate owned and as previously discussed the litigation accrual made in the second quarter of 2007 of $404,000. Other factors impacting the six-month period only were an increase in net occupancy expenses relating to the Bank's branch expansion plans and certain equipment upgrades and an increase in marketing expense. Partially offsetting these increases was a decrease in professional fees due to a reduced amount of services required nothwithstanding an increased amount of services required including preparation work for compliance with certain of the upcoming requirements of the Sarbanes-Oxley Act of 2002.

Income Tax Expense (Benefit)
The effective income tax rate on income before income taxes was 9.0% for the three months ended June 30, 2007 compared to 31.2% for the same period in 2006 and 11.0% for the first six months of 2007 compared to 31.1% for the first half of 2006. The decrease in the effective tax rate for the quarter and six- month period is primarily due to an increase in the percentage of tax exempt interest income compared to income before income taxes.

Financial Condition
The Company's total assets were $341.3 million at June 30, 2007 compared to $342.8 million at December 31, 2006, a decrease of 1.5 million or 0.5%. Net loans decreased $6.6 million, while other real estate owned went up $2.2 million, cash and cash equivalents increased $2.0 million, investments increased $0.5 million, loans held for sale increased $0.2 million and bank owned life insurance went up $0.1 million.

Net loans were $263.9 million at June 30, 2007, compared to $270.5 million at December 31, 2006, a decrease of $6.6 million or 2.4%. The decrease in loans was primarily due to a decrease in residential real estate loans which decreased $13.4 million or 11.0%. The decrease in total loans was partially offset by increases in real estate construction and real estate commercial loan portfolios, which increased $2.9 million or 4.5% and $4.4 million or 8.9%, respectively. The increases were primarily a result of lending activity in the Kentucky markets. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from approximately 45% to 40% of total loans. The decrease in residential real estate loans as a percentage of total loans is partly due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.

Deposits increased $13.5 million or 5.3% to $267.6 million at June 30, 2007 compared to $254.1 million at December 31, 2006. This increase was attributable to an increase in time deposits of $12.9 million and an increase of savings, NOW and money market deposits of $2.5 million which more than offset a decrease in demand deposits of $1.9 million. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign promoting a more competitively priced NOW account product in an effort to reduce the Company's dependency on higher costing time deposits.

Short-term borrowings decreased $25.6 million to $10.9 million at June 30, 2007, compared to $36.5 million at December 31, 2006 while long-term debt increased $10.0 million to $20.3 million at June 30, 2007, compared to $10.3 million at December 31, 2006. The increase in long-term debt was due to the Company deciding to utilize a long-term FHLB fixed rate advance and thus reducing the level of short-term FHLB advances. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of June 30, 2007, unused loan commitments and performance letters of credit were $46,356,000 and $2,035,000, respectively.

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

At June 30, 2007 and December 31, 2006, brokered deposits were $19.6 million and $23.7 million, respectively. The weighted average cost and maturity of brokered deposits were 4.94% and six months at June 30, 2007 compared to 4.86% and six months at December 31, 2006. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand when pricing for brokered deposits is more favorable than short-term borrowings or rates within the Company's local markets.

At June 30, 2007 and December 31, 2006, the Bank had total FHLB advances outstanding of $21.0 million and $36.0 million, respectively, with $11.0 million and $1.0 million, respectively, included in long-term debt in the accompanying condensed consolidated balance sheet and the remaining amount included in short-term borrowings. Additionally, the Bank had $60.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $62.6 million.

The Company's liquidity depends primarily on dividends paid to it as sole stockholder of the Bank. At June 30, 2007, the Bank may pay up to $8.7 million in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet with $4.1 million of the debentures being variable rate obligations with interest rates that reprice quarterly (March 26, June 26, September 26 and December 26) and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. The weighted average rate on the variable rate obligations was 8.50% and 8.51% for the second quarter and first half of 2007, respectively, compared to 8.14% and 7.92% for the same periods in 2006. At June 30, 2007 the rate on the variable rate obligations was 8.51% compared to 8.61% at June 30, 2006. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR rate plus 3.15%.

Stockholders' equity decreased $0.1 million from $40.3 million at December 31, 2006 to $40.2 million at June 30, 2007. The individual items within stockholders' equity that changed were net income of $0.2 million, cash dividends declared of $0.3 million ($0.16 per share), a decrease of $0.1 million in accumulated other comprehensive loss and an increase of $0.1 million relating to stock option and ESOP plan transactions and other miscellaneous equity transactions.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The following table presents these ratios as of June 30, 2007 and December 31, 2006 for the Consolidated Company and the Bank along with the regulator's minimum ratio to be considered well capitalized.

                                                                                                 To Be Well
                                                        June 30, 2007       December 31, 2006    Capitalized
                                                        -------------       -----------------    -----------
Total risk-based capital to risk-weighted assets
        Consolidated company                                15.6%                 15.9%               N/A%
        Bank                                                14.8                  14.7               10.0
Tier 1 capital to risk-weighted assets
        Consolidated company                                14.4                  14.6                N/A
        Bank                                                13.7                  13.5                6.0
Tier 1 capital to average assets
        Consolidated company                                11.6                  11.6                N/A
        Bank                                                11.0                  10.7                5.0

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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at June 30, 2007.

On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. In the lawsuit, the plaintiffs sought to recover compensatory and punitive damages in connection with the shares they sold in the tender offer and their attorneys' fees. On April 14, 2006 a partial summary judgment was entered against the plaintiffs. In the partial summary judgment, the Circuit Court held that the only remedy available to the plaintiffs is the return of the stock upon the tender of the consideration received by the plaintiffs in exchange for the stock. Subsequent to the partial summary judgment, the plaintiffs amended their complaint to allege certain additional material misrepresentations had been made by the Company. On July 18, 2007 a jury in the Circuit Court of Anderson County in the Commonwealth of Kentucky returned a verdict awarding damages to the plaintiffs of $403,620. Management, after discussion with legal counsel, has decided to record an accrual of $403,620 as of June 30, 2007 relating to the lawsuit. Notwithstanding the accrual, the Company believes that it has strong basis for appeal, but continues at this time to review the verdict and evaluate a decision to appeal the verdict.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders (the "Meeting"), held May 17, 2007, the following matters were submitted for a vote by the security holders:

   Election of the persons named below as directors:

                                       Votes cast for       Votes withheld
                                       --------------       --------------
   For a three-year term:
          Jack L. Coleman, Jr.             1,472,461             236,320
          Thomas Les Letton                1,472,461             236,320
          Charles L. Moore II              1,471,931             236,850

   In addition, the terms of Matthew C. Chalfant, Stephen R. Manecke, Dr. Ronald L. Receveur, W. Dudley Shryock, H. Lowell Wainwright, Jr. and N. William White as directors continued following the meeting.

   Ratification of the appointment of BKD, LLP as the Company's independent registered public accounting firm for the year ending December 31, 2007. There were 1,697,536 votes for and 9,668 votes against and 1,578 abstentions.

Item 6.   Exhibits

(a)      Exhibits

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


                                    1st INDEPENDENCE FINANCIAL GROUP, INC.


Date: August 6, 2007                By:     /s/ R. Michael Wilbourn
                                                -------------------------
                                                R. Michael Wilbourn
                                                Executive Vice President
                                                and Chief Financial Officer

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