Form 10-Q
period 2007-09-30
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2007-11-06
CIK 946738

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

                For the quarterly period ended September 30, 2007
                                       or

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

         The registrant had 1,992,994 shares of common stock outstanding at October 29, 2007.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2007

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                       Page Number
                                                                    -----------

  Condensed Consolidated Balance Sheets as of September 30, 2007
  (unaudited) and December 31, 2006                                       3

  Condensed Consolidated Statements of Income for the three
  months and nine months ended September 30, 2007 and 2006 (unaudited)    4

  Condensed Consolidated Statements of Comprehensive Income for the
  three months and nine months ended September 30, 2007 and 2006
  (unaudited)                                                             5

  Condensed Consolidated Statements of Cash Flows for the nine
  months ended September 30, 2007 and 2006 (unaudited)                    6

  Notes to Condensed Consolidated Financial Statements (unaudited)        7-9

Item 2.  Management's Discussion and Analysis of Financial Condition      9-13
           and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

Item 4.  Controls and Procedures                                          13

                           Part II - Other Information

Item 1.  Legal Proceedings                                                14

Item 6.  Exhibits                                                         14

Signatures                                                                15

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                      (Unaudited)
                                                                     September 30,           December 31,
                                                                          2007                   2006
                                                                    ---------------         --------------
Assets
Cash and and due from banks                                               $ 11,733               $ 16,678
Interest-bearing demand deposits                                             8,160                  6,370
Federal funds sold                                                           8,235                    531
                                                                    ---------------         --------------
         Cash and cash equivalents                                          28,128                 23,579
Inerest-bearing deposits                                                       100                    100
Available-for-sale securities at fair value                                 14,514                 16,421
Held-to-maturity securities, fair value of $1,757 and
    $1,930 at September 30, 2007 and December 31, 2006, respectively         1,746                  1,900
Loans held for sale                                                            976                  1,227
Loans, net of allowance for loan losses of $2,966 and
     $3,745 at September 30, 2007 and December 31, 2006, respectively      263,963                270,478
Premises and equipment, net                                                  8,188                  8,322
Federal Home Loan Bank (FHLB) stock                                          2,313                  2,313
Bank owned life insurance                                                    3,593                  3,435
Goodwill                                                                    11,142                 11,142
Other real estate owned                                                      2,825                    433
Interest receivable and other assets                                         3,341                  3,456
                                                                    ---------------         --------------
         Total assets                                                     $340,829               $342,806
                                                                    ===============         ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                             $ 18,319               $ 18,261
       Savings, NOW and money market                                       116,252                 78,083
       Time                                                                127,081                157,733
                                                                    ---------------         --------------
         Total deposits                                                    261,652                254,077
Short-term borrowings                                                       16,291                 36,526
Long-term debt                                                              20,279                 10,279
Interest payable and other liabilities                                       2,119                  1,621
                                                                    ---------------         --------------
         Total liabilities                                                 300,341                302,503
                                                                    ---------------         --------------
Commitments and contingencies                                                    -                      -
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                                -                      -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,992,994 shares and 1,995,594 shares outstanding at
     September 30, 2007 and December 31, 2006, respectively                    296                    296
Additional paid-in capital                                                  39,874                 39,775
Retained earnings                                                           15,161                 15,169
Unearned ESOP compensation                                                    (197)                  (291)
Accumulated other comprehensive (loss)                                         (71)                   (71)
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at September 30, 2007 and
     December 31, 2006, respectively                                       (14,575)               (14,575)
                                                                    ---------------         --------------
         Total stockholders' equity                                         40,488                 40,303
                                                                    ---------------         --------------
         Total liabilities and stockholders' equity                       $340,829               $342,806
                                                                    ===============         ==============

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)

                                                              (Unaudited)                 (Unaudited)
                                                          Three months ended           Nine months ended
                                                              September 30               September 30,
                                                       -------------------------   --------------------------
                                                         2007            2006          2007          2006
                                                       ----------      ---------     ---------     ---------
Interest and dividend income
      Interest and fees on loans                         $ 5,078        $ 5,373       $15,404       $15,461
      Interest on securities
           Taxable                                           163            164           491           478
           Tax exempt                                         43             46           133           137
      Interest on federal funds sold                         166            101           343           251
      Dividends                                               52             38           148           119
      Interest on deposits with financial institutions        73             75           227           209
                                                       ----------      ---------     ---------     ---------
                   Total interest and dividend income      5,575          5,797        16,746        16,655
                                                       ----------      ---------     ---------     ---------
Interest expense
      Deposits                                             2,711          2,614         8,034         7,348
      FHLB advances                                          284            301           923           711
      Other                                                  181            192           539           544
                                                       ----------      ---------     ---------     ---------
                   Total interest expense                  3,176          3,107         9,496         8,603
                                                       ----------      ---------     ---------     ---------
Net interest income                                        2,399          2,690         7,250         8,052
Provision for loan losses                                     66            543           261           655
                                                       ----------      ---------     ---------     ---------
Net interest income after provision for loan losses        2,333          2,147         6,989         7,397
                                                       ----------      ---------     ---------     ---------
Noninterest income
      Service charges                                        158            134           427           380
      Gain on loan sales                                     239            277           691           703
      Gain (loss) on sale of premises amd equipment            -            (32)            -           (32)
      Increase in cash value of life insurance                54             51           158           149
      Other                                                   86             83           247           232
                                                       ----------      ---------     ---------     ---------
                   Total noninterest income                  537            513         1,523         1,432
                                                       ----------      ---------     ---------     ---------
Noninterest expense
      Salaries and employee benefits                       1,320          1,004         3,758         3,274
      Net occupancy                                          412            384         1,235         1,183
      Data processing fees                                   204            190           614           567
      Professional fees                                       71            219           358           521
      Marketing                                                5             32            86            88
      Other                                                  461            371         1,800         1,110
                                                       ----------      ---------     ---------     ---------
                   Total noninterest expense               2,473          2,200         7,851         6,743
                                                       ----------      ---------     ---------     ---------
Income before income taxes                                   397            460           661         2,086
Income tax expense                                           168            111           197           616
                                                       ----------      ---------     ---------     ---------
Net income                                               $   229        $   349       $   464       $ 1,470
                                                       ==========      =========     =========     =========

Net income per share
      Basic                                                $0.12          $0.18         $0.24         $0.76
      Diluted                                               0.12           0.18          0.23          0.75

Weighted average shares outstanding
      Basic                                                1,971          1,949         1,969         1,935
      Diluted                                              1,982          1,963         1,980         1,954

Cash dividends declared per share                          $0.08          $0.08         $0.24         $0.24

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
            Condensed Consolidated Statements of Comprehensive Income
                                 (in thousands)

                                                                        (Unaudited)                   (Unaudited)
                                                                     Three months ended            Nine months ended
                                                                        September 30                  September 30,
                                                                 --------------------------     ---------------------------
                                                                    2007          2006             2007            2006
                                                                 -----------   ------------     ------------     ----------
Net income                                                            $ 229          $ 349            $ 464        $ 1,470
Other comprehensive income, net of tax
     Change in unrealized gains and losses on
       available-for-sale securities                                    132            206                -             35
     Less reclassification adjustment for realized gains
       included in net income                                             -              -                -              -
                                                                 -----------   ------------     ------------     ----------
             Other comprehensive income                                 132            206                -             35
                                                                 -----------   ------------     ------------     ----------
Comprehensive income                                                  $ 361          $ 555            $ 464        $ 1,505
                                                                 ===========   ============     ============     ==========

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                   (Unaudited)
                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                              2007              2006
                                                                          -------------      ------------
Cash Flows from Operating Activities:
   Net income                                                                 $    464          $  1,470
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation                                                               533               539
        Provision for loan losses                                                  261               655
        Gain on loan sales                                                        (691)             (703)
        Origination of loans held for sale                                     (37,578)          (38,113)
        Proceeds from loans held for sale                                       38,520            39,506
        Compensation expense on stock options                                       52                34
        ESOP compensation                                                          157                83
        Amortization of unearned compensation on restricted stock                   22                12
        Amortization of premiums and discounts on securities                        17                25
        Deferred income taxes                                                       63              (235)
        FHLB stock dividend                                                          -               (90)
        Amortization of loan fees                                                 (160)             (278)
        Amortization of intangibles, net                                           196               195
        Loss on sale of premises and equipment                                       -                32
        Increase in cash value of life insurance                                  (158)             (148)
    Changes in:
             (Increase) in interest receivable and other assets                   (104)             (536)
             Increase in interest payable and other liabilities                    499               149
                                                                          -------------      ------------
                 Net cash provided by operating activities                       2,093             2,597
                                                                          -------------      ------------
Cash Flows from Investing Activities:
   Purchase of interest-bearing deposits                                             -              (100)
   Proceeds from maturities of interest-bearing deposits                             -               100
   Purchases of available-for-sale securities                                   (1,995)           (1,491)
   Proceeds from maturities of available-for-sale securities                     3,884             1,532
   Proceeds from sales of available-for-sale securities                              -               211
   Proceeds from maturities of held-to-maturity securities                         152                68
   Net decrease (increase) in loans                                              3,984            (5,200)
   Purchases of premises and equipment                                            (399)             (461)
   Proceeds from sale of FHLB stock                                                  -               476
                                                                          -------------      ------------
        Net cash provided by (used in) investing activities                      5,626            (4,865)
                                                                          -------------      ------------
Cash Flows from Financing Activities:
   Net increase in deposits                                                      7,574             1,210
   Net (decrease) increase in short-term borrowings                            (20,235)            2,172
   Proceeds from issuance of long-term debt                                     10,000                 -
   Repayment of long-term debt                                                       -            (3,000)
   Repurchase and retirement of common stock                                       (37)                -
   Proceeds from exercise of stock options                                           -               412
   Cash dividends paid                                                            (472)             (463)
                                                                          -------------      ------------
        Net cash (used in) provided by financing activities                     (3,170)              331
                                                                          -------------      ------------
Net increase (decrease) in cash and cash equivalents                             4,549            (1,937)
Cash and cash equivalents at beginning of period                                23,579            21,563
                                                                          -------------      ------------
Cash and cash equivalents at end of period                                    $ 28,128          $ 19,626
                                                                          =============      ============
Supplemental Cash Flow Information:
    Interest paid                                                             $  9,384          $  8,453
    Income taxes paid                                                               35               985
    Real estate acquired in settlement of loans                                  2,271               181

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

2. Stock-Based Compensation
For the three months and nine months ended September 30, 2007 and September 30, 2006, the Company recorded $9,000 and $52,000, respectively, and $8,000 and $34,000, respectively, in employee stock-based compensation expense, which is included in salaries and employee benefits. As of September 30, 2007 and September 30, 2006, there was $36,000 and $31,000, respectively, of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a weighted-average period of 1.4 and 1.5 years, respectively.

3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the nine months ended September 30 follows (in thousands):

                                                 2007           2006
                                                 ----           ----
Beginning balance                               $3,745         $2,911
Provision for loan losses                          261            655
Loans charged off                               (1,049)            (1)
Recoveries                                           9              4
                                                ------         ------
       Ending balance                           $2,966         $3,569
                                                ======         ======

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                      Three months ended
                                                                                         September 30,
                                                                                      2007          2006
                                                                                      ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                       $229          $349
                                                                                      ====          ====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             1,971         1,949
                                                                                     =====         =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             1,971         1,949
     Plus: dilutive effect of stock options                                             11            14
                                                                                     -----         -----
           Adjusted weighted average shares                                          1,982         1,963
                                                                                     =====         =====

Net income per share data:
     Basic                                                                           $0.12         $0.18
                                                                                     =====         =====
     Diluted                                                                         $0.12         $0.18
                                                                                     =====         =====

                                                                                      Nine months ended
                                                                                         September 30,
                                                                                      2007          2006
                                                                                      ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                       $464        $1,470
                                                                                      ====        ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             1,969         1,935
                                                                                     =====         =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             1,969         1,935
     Plus: dilutive effect of stock options                                             11            19
                                                                                     -----         -----
           Adjusted weighted average shares                                          1,980         1,954
                                                                                     =====         =====

Net income per share data:
     Basic                                                                           $0.24         $0.76
                                                                                     =====         =====
     Diluted                                                                         $0.23         $0.75
                                                                                     =====         =====

Options to purchase 30,500 common shares for the three months ended September 30, 2007 and 17,500 common shares for the nine months ended September 30, 2007 and 17,000 common shares for both the three months and nine months ended September 30, 2006, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.

5.  Contingencies and Subsequent Event
On July 18, 2007 a jury in the case of Larry Sutherland, et.al., v. Harrodsburg First Financial Bancorp, Inc., in the Circuit Court of Anderson County in the Commonwealth of Kentucky returned a verdict awarding damages to the plaintiffs of $403,620. The lawsuit originated from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The plaintiffs alleged that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. Management, after discussion with legal counsel, decided to record an accrual of $403,620 as of June 30, 2007 relating to the lawsuit. Notwithstanding the accrual, the Company believes that it has strong basis for appeal and thus filed an appeal in the Kentucky Court of Appeals in October 2007. Reference is made to Part II, Item 1 of this report on Form 10-Q for additional information.

6.  Recently Issued Accounting Standards
In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation are recognized as an adjustment to the beginning balance of retained earnings. The Company adopted the Interpretation on January 1, 2007 as required. The Company and its subsidiaries file a consolidated U.S. Corporation income tax return, a combined unitary return in the state of Indiana and a corporate income tax return in the state of Kentucky. The only periods subject to examination for the Company's federal return are the 2005 and 2006 tax years. A federal examination audit of the tax year 2004 was completed in 2006 with no material adjustments. The periods subject to examination for the Company's state returns in Kentucky and Indiana are all years after 2003. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company chose to continue its policy for recording interest related to unrecognized tax benefits in other interest expense and penalties in other noninterest expense. No penalties or interest were recorded during the first nine months of 2007 and no such accruals existed as of January 1, 2007.

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

General
The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At September 30, 2007, the Company had total assets, deposits and stockholders' equity of $340.8 million, $261.7 million, and $40.5 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

On July 18, 2007 a jury in the case of Larry Sutherland, et.al., v. Harrodsburg First Financial Bancorp, Inc., in the Circuit Court of Anderson County in the Commonwealth of Kentucky returned a verdict awarding damages to the plaintiffs of $403,620. The lawsuit originated from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The plaintiffs alleged that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. Management, after discussion with legal counsel, decided to record an accrual of $403,620 as of June 30, 2007 relating to the lawsuit. Notwithstanding the accrual, the Company believes that it has strong basis for appeal and thus filed an appeal in the Kentucky Court of Appeals in October 2007.

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

Overview
Net income for the quarter ended September 30, 2007 was $229,000 or $0.12 per diluted share compared to $349,000 or $0.18 per diluted share for the comparable period in 2006. Net income for the nine months ended September 30, 2007 was $464,000 or $0.23 per diluted share compared to $1,470,000 or $0.75 per diluted share for the comparable period in 2006. The decrease in net income and net income per diluted share for the nine-month period was primarily due to a decrease in net interest income after taxes of $529,000, an increase in noninterest expenses after taxes of $731,000 (which includes $259,000 after taxes relating to the litigation accrual made in the second quarter of 2007 previously discussed) and an increase in tax expense due to an adjustment relating to the tax deduction for employee benefit plans which increased income tax expense approximately $41,000. Partially offsetting these factors was a decrease of $260,000 after taxes in the provision for loan losses and an increase in noninterest income after taxes of $60,000. The decrease in net income and net income per diluted share for the quarter was primarily due to a decrease in net interest income after taxes of $192,000 and an increase in noninterest expenses after taxes of $180,000 and the increase of $41,000 in income tax expense discussed above. Partially offsetting these factors was a decrease of $315,000 after taxes in the provision for loan losses and an increase in noninterest income after taxes of $16,000.

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

Net interest income was $2.4 million and $7.3 million, respectively, for the three months and nine months ended September 30, 2007, a decrease of $0.3 million or 11% and $0.8 million or 10%, respectively, from $2.7 million and $8.1 million, respectively, for the comparable periods of 2006. On an annualized basis, the net interest spread and net interest margin were 2.67% and 3.08%, respectively, for the current quarter, compared to 2.94% and 3.39% for the same period of 2006. For the nine months ended September 30, 2007 the net interest spread and net interest margin were 2.73% and 3.16%, respectively, compared to 3.03% and 3.45% for the first nine months of 2006. The decrease in the net interest margin was primarily due to a faster increase in interest rates on interest-bearing liabilities compared to the rates on interest-earning assets, a decrease in the volume of net earning assets and the reversal of $96,000 of interest income on certain loans which were placed on nonaccrual in the third quarter of 2007. Changes in volume resulted in a decrease in net interest income of $0.1 million and $0.3 million, respectively, for the third quarter and first nine months of 2007 compared to the same periods in 2006, and changes in interest rates and the mix resulted in a decrease in net interest income of $0.2 million and $0.5 million, respectively, for the third quarter and first nine months of 2007 versus the comparable periods in 2006.

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

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of September 30, 2007, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest income would increase by 1.4% and increase by 0.4%, respectively.

Provision for Loan Losses
The provision for loan losses was $66,000 and $261,000 for the three months and nine months ended September 30, 2007, compared to $543,000 and $655,000 for the same periods in 2006. Nonperforming loans were $5.0 million at September 30, 2007 and $3.7 million at December 31, 2006, or 1.89% and 1.36%, respectively, of total loans. The increase in nonperforming loans is primarily due to an increase in nonperforming real estate construction and development loans, primarily in the 1-4 family markets. The allowance for loan losses was $3.0 million and $3.7 million at September 30, 2007 and December 31, 2006, or 1.11% and 1.37%, respectively, of total loans. Net charge-offs were $1,040,000 in the first nine months of 2007 compared to a net recovery of $3,000 in the same period in 2006. The increase in net charge-offs in 2007 was primarily due to three large borrowers in the real estate construction and commercial and industrial portfolios. These charge-offs taken in the first quarter of 2007 had been adequately reserved for in previous periods.

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

Noninterest Income
Noninterest income was $0.5 million for the three months ended September 30, 2007, compared to $0.5 million for the same period in 2006 and $1.5 million for the nine months ended September 30, 2007, compared to $1.4 million for the first nine months of 2006. The gain on loan sales was down for the third quarter and first nine months of 2007 versus the same periods of 2006 due to a decrease in volume in the third quarter that reversed an increase in volume in the first half of 2007 versus a softened housing market leading to a slow down in secondary market mortgage activity and lower margins in 2006. The gain on loan sales was $239,000 for the three months ended September 30, 2007, compared to $277,000 for the comparable period in 2006 and $691,000 for the first nine months of 2007 compared to $703,000 for the first nine months of 2006. Service charge income was $158,000 for the three months ended September 30, 2007, compared to $134,000 for the comparable period in 2006 and $427,000 for the first nine months of 2007 compared to $380,000 for the first nine months of 2006. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositor. Currently, the Company is pursuing a strategy to increase its core deposit base by expanding the Company's offering of remote deposit capture products for current and prospective business depositors.

Noninterest Expense
Noninterest expense was $2.5 million for the quarter ended September 30, 2007 compared to $2.2 million the same period in 2006 and $7.9 million for the nine months ended September 30, 2007 compared to $6.7 million for the first nine months of 2006. Contributing to the increases were an increase in salaries and employee benefits due to merit and promotional salary increases and management additions including the hiring of an experienced commercial lending team in the second quarter of 2007, increased health care costs, increased stock option expense and increased restricted stock expense. Partially offsetting these increases in salaries and employee benefits was a reduction in the amount of expense necessary to cover the Company's 401(k) match as the match is now covered by released ESOP shares. Additional factors contributing to the overall increase in noninterest expenses were an increase in data processing expenses which was primarily due to the growth of the Bank's services and its commitment to upgrade systems productivity and various increases in other noninterest expenses including an increase in expenses relating to other real estate owned due to the higher levels of other real estate owned and as previously discussed the litigation accrual made in the second quarter of 2007 of $404,000. Other factors were an increase in net occupancy expenses relating to the Bank's branch expansion plans and certain equipment upgrades. Partially offsetting these increases was a decrease in professional fees due to a reduced amount of services required nothwithstanding an increased amount of services required regarding preparation work for compliance with certain of the upcoming requirements of the Sarbanes-Oxley Act of 2002 and a decrease in marketing expense for the third quarter of 2007 versus the third quarter of 2006.

Income Tax Expense (Benefit)
The effective income tax rate on income before income taxes was 42.3% for the three months ended September 30, 2007 compared to 24.1% for the same period in 2006 and 29.8% for the first nine months of 2007 compared to 29.5% for the first nine months of 2006. The increase in the effective tax rate for the third quarter of 2007 was primarily due to an adjustment relating to the tax deduction for employee benefit plans which increased income tax expense approximately $41,000. The effective tax rate for the nine-month period of 2007 was flat compared to the same period in 2006 primarily due to an increase in the percentage of tax exempt interest income compared to income before income taxes which offset the adjustment discussed above.

Financial Condition
The Company's total assets were $340.8 million at September 30, 2007 compared to $342.8 million at December 31, 2006, a decrease of 2.0 million or 0.6%. Net loans decreased $6.5 million, investments decreased $2.1 million, loans held for sale decreased $0.3 million, while other real estate owned went up $2.4 million, cash and cash equivalents increased $4.5 million, and bank owned life insurance went up $0.2 million.

Net loans were $264.0 million at September 30, 2007, compared to $270.5 million at December 31, 2006, a decrease of $6.5 million or 2.4%. The decrease in loans was primarily due to a decrease in residential real estate loans which decreased $13.8 million or 11.4%. The decrease in total loans was partially offset by increases in real estate construction and real estate commercial loan portfolios, which increased $3.7 million or 5.8% and $5.6 million or 11.2%, respectively. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from approximately 45% to 41% of total loans and home equity loans which decreased from 5% to 4%. The decrease in residential real estate loans as a percentage of total loans is partly due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.

Deposits increased $7.6 million or 3.0% to $261.7 million at September 30, 2007 compared to $254.1 million at December 31, 2006. This increase was attributable to an increase in savings, NOW and money market deposits of $38.2 million which more than offset a decrease in time deposits of $30.7 million while demand deposits remained flat. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign promoting a more competitively priced NOW account product in an effort to reduce the Company's dependency on higher costing time deposits.

Short-term borrowings decreased $20.2 million to $16.3 million at September 30, 2007, compared to $36.5 million at December 31, 2006 while long-term debt increased $10.0 million to $20.3 million at September 30, 2007, compared to $10.3 million at December 31, 2006. The increase in long-term debt was due to the Company deciding to utilize a long-term FHLB fixed rate advance and thus reducing the level of short-term FHLB advances. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of September 30, 2007, unused loan commitments and performance letters of credit were $43,219,000 and $4,456,000, respectively.

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

At September 30, 2007 and December 31, 2006, brokered deposits were $17.1 million and $23.7 million, respectively. The weighted average cost and maturity of brokered deposits were 4.85% and six months at September 30, 2007 compared to 4.86% and six months at December 31, 2006. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand when pricing for brokered deposits is more favorable than short-term borrowings or rates within the Company's local markets.

At September 30, 2007 and December 31, 2006, the Bank had total FHLB advances outstanding of $26.0 million and $36.0 million, respectively, with $11.0 million and $1.0 million, respectively, included in long-term debt in the accompanying condensed consolidated balance sheet and the remaining amount included in short-term borrowings. Additionally, the Bank had $55.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $53.8 million.

The Company's liquidity depends primarily on dividends paid to it as sole stockholder of the Bank. At September 30, 2007, the Bank may pay up to $9.2 million in dividends to the Company without regulatory approval, subject to the ongoing capital requirements of the Bank.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet with $4.1 million of the debentures being variable rate obligations with interest rates that reprice quarterly (March 26, June 26, September 26 and December 26) and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. The weighted average rate on the variable rate obligations was 8.50% for both the third quarter and first nine months of 2007, respectively, compared to 8.61% and 8.15% for the same periods in 2006. At September 30, 2007 the rate on the variable rate obligations was 8.35% compared to 8.52% at September 30, 2006. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR rate plus 3.15%.

Stockholders' equity increased $0.2 million from $40.3 million at December 31, 2006 to $40.5 million at September 30, 2007. The individual items within stockholders' equity that changed were net income of $0.5 million, cash dividends declared of $0.5 million ($0.24 per share) and an increase of $0.2 million relating to stock option and ESOP plan transactions and other miscellaneous equity transactions.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The following table presents these ratios as of September 30, 2007 and December 31, 2006 for the Consolidated Company and the Bank along with the regulator's minimum ratio to be considered well capitalized.

                                                                                                 To Be Well
                                                     September 30, 2007     December 31, 2006    Capitalized
                                                     ------------------     -----------------    -----------
Total risk-based capital to risk-weighted assets
        Consolidated company                                15.6%                 15.9%             N/A%
        Bank                                                14.9                  14.7             10.0
Tier 1 capital to risk-weighted assets
        Consolidated company                                14.5                  14.6              N/A
        Bank                                                13.8                  13.5              6.0
Tier 1 capital to average assets
        Consolidated company                                11.5                  11.6              N/A
        Bank                                                11.0                  10.7              5.0

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations - Net Interest Income."

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at September 30, 2007.

On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The Plaintiffs allege that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. In the lawsuit, the plaintiffs sought to recover compensatory and punitive damages in connection with the shares they sold in the tender offer and their attorneys' fees. On April 14, 2006 a partial summary judgment was entered against the plaintiffs. In the partial summary judgment, the Circuit Court held that the only remedy available to the plaintiffs is the return of the stock upon the tender of the consideration received by the plaintiffs in exchange for the stock. Subsequent to the partial summary judgment, the plaintiffs amended their complaint to allege certain additional material misrepresentations had been made by the Company. On July 18, 2007 a jury in the Circuit Court of Anderson County in the Commonwealth of Kentucky returned a verdict awarding damages to the plaintiffs of $403,620. Management, after discussion with legal counsel, decided to record an accrual of $403,620 as of June 30, 2007 relating to the lawsuit. Notwithstanding the accrual, the Company believes that it has strong basis for appeal and thus filed an appeal in the Kentucky Court of Appeals in October 2007.

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

           3.2 Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB filed on December 29, 2004).

           3.3 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 21, 2007).

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


                                    1st INDEPENDENCE FINANCIAL GROUP, INC.


Date: November 6, 2007              By:     /s/ R. Michael Wilbourn
                                                ---------------------------
                                                R. Michael Wilbourn
                                                Executive Vice President
                                                and Chief Financial Officer

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

           3.2 Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB filed on December 29, 2004).

           3.3 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 21, 2007).

          31.1 Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer ("Section 302 Certifications").

          31.2 Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer ("Section 302 Certifications").

          32.1      Section 1350 Certifications ("Section 906 Certifications").