Form 10-K
period 2007-12-31
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2008-04-11
CIK 946738

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

                   For the fiscal year ended December 31, 2007
                         Commission file number: 0-26570

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    61-1284899
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         8620 Biggin Hill Lane                           40220-4117
         Louisville, Kentucky                            (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code: (502)753-0500
           Securities registered pursuant to Section 12(b) of the Act:
     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer  |_|    Accelerated filer           |_|
      Non-accelerated filer    |_|    Smaller reporting company   |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $27,858,435 as of June 30, 2007.

         The number of shares outstanding of the registrant's common stock as of March 14, 2008 was 1,995,744.

================================================================================

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2007

                                      INDEX

                                      PART I                               Page

Item 1.   Business.......................................................    3
Item 1B.  Unresolved Staff Comments......................................   13
Item 2.   Properties.....................................................   13
Item 3.   Legal Proceedings..............................................   14
Item 4.   Submission of Matters to a Vote of Security Holders............   14

                                      PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities............   15
Item 6.   Selected Financial Data........................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation.....................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ....   26
Item 8.   Financial Statements and Supplementary Data....................   27
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................   54
Item 9A.  Controls and Procedures........................................   54
Item 9B.  Other Information..............................................   55

                                      PART III

Item 10.  Directors, Executive Officers and Corporate Governance.........   55
Item 11.  Executive Compensation.........................................   58
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...................   65
Item 13.  Certain Relationships and Related Transactions, and Director
            Independence.................................................   66
Item 14.  Principal Accounting Fees and Services.........................   67

                                      PART IV

Item 15.  Exhibits, Financial Statement Schedules........................   68
Signatures...............................................................   70

                                     PART I

Item 1.  Business.

General
         1st Independence Financial Group, Inc. (the "Company") was organized as a Delaware corporation in June 1995 and is a bank holding company based in Louisville, Kentucky which owns 1st Independence Bank, Inc. (the "Bank"). During 2004, the Company merged with Independence Bancorp, New Albany, Indiana. The Bank currently serves its customers through a network of eight branch offices located in Harrodsburg, Lawrenceburg and Louisville (Stony Brook main office branch and St. Matthews branch office), Kentucky and New Albany, Jeffersonville, Marengo and Clarksville, Indiana. The Bank also operates a mortgage division, 1st Independence Mortgage, which originates one-to-four family residential mortgage loans. 1st Independence Mortgage operates throughout the Bank's branch network. The Bank also offers limited trust services. On November 1, 2004, the Bank formed a title insurance company, Foundation Title Company, LLC, located in Jeffersonville, Indiana. The Company decided to exit the title insurance business at the end of November 2005 and sold the title insurance company at its carrying value.
         The Company provides commercial and retail banking services, with an emphasis on commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At December 31, 2007, the Company had total assets, deposits and equity of $347.7 million, $254.6 million, and $35.3 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank and its subsidiaries.
         In January 2005, the Company completed the sale of its entire interest in its majority owned subsidiary, Citizens Financial Bank, Inc., Glasgow, Kentucky ("Citizens) to another financial institution for $2.3 million. The sale of Citizens reflected the Company's revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the financial position and results of operations of Citizens prior to the sale were removed from the detail line items in the Company's financial statements and presented separately as "subsidiary held for disposal." In a related transaction the Bank purchased in January 2005 a commercial building located in Louisville, Kentucky, for $2.3 million from an affiliate of the financial institution which purchased Citizens. The Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building in April 2005. The Bank also received regulatory approval during the second quarter of 2005 to establish a full service branch at this location which it opened in November 2005. See note 3 to the Company's consolidated financial statements, presented herein, for additional information. Additionally, the financial tables also presented herein, have been revised to reflect the discontinued operations of Citizens prior to the sale.
         On February 27, 2008, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with MainSource Financial Group, Inc. ("MainSource"). The Merger Agreement provides that the Company's stockholders would receive $5.475 in cash and 0.881036 shares of MainSource common stock for each share of the Company's stock owned. Based on MainSource's February 26, 2008 closing price of $14.60 per share, the transaction values the Company at $18.34 per share or $37.0 million in the aggregate, including the cashout value of the Company's in-the-money stock options. The merger is currently expected to close in the third quarter of 2008, and is subject to the approval of the Company's stockholders, receipt of certain regulatory approvals, and certain other customary conditions. See note 22 to the Company's consolidated financial statements, presented herein, for additional information.

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

                                                                    December 31,
                       -----------------------------------------------------------------------------------------------------
                               2007                  2006                2005                2004                 2003
                       --------------------  ------------------  ------------------  ------------------   ------------------
                               Percent of            Percent of           Percent of          Percent of          Percent of
                       Amount  Total loans   Amount  Total loans  Amount  Total loans  Amount Total loans  Amount Total loans
                       ------- -----------   ------  -----------  ------  -----------  ------ -----------  ------ ----------
Real estate:
    Commercial        $ 60,357      22%     $ 49,943      18%    $ 46,731     17%     $ 35,746     15%     $13,128     16%
    Residential        108,557      40       121,216      45      128,949     48       125,433     53       61,495     73
    Construction        64,710      23        64,244      23       51,877     19        33,600     14        2,977      3
Commercial              25,092       9        20,393       7       23,757      9        21,040      9        3,365      4
Consumer
    Home equity         12,309       4        14,026       5       16,615      6        16,672      7        1,963      2
    Other                4,563       2         4,401       2        1,960      1         3,706      2        1,327      2
                      --------     ---      --------     ---     --------    ---      --------    ---      -------    ---
Total loans            275,588     100%      274,223     100%     269,889    100%      236,197    100%      84,255    100%
                                   ===                   ===                 ===                  ===                 ===
Less: allowance for
  loan losses            7,140                 3,745                2,911                2,549                 391
                      --------              --------             --------             --------             -------
Loans, net            $268,448              $270,478             $266,978             $233,648             $83,864
                      ========              ========             ========             ========             =======

Loans held for sale     $2,874                $1,227               $1,278               $2,344              $    -
                        ======                ======               ======               ======              ======

Loan Maturity Tables
         The following table (in thousands) sets forth the maturity of the Company's loan portfolio at December 31, 2007. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                      Due after 1
                     Due within 1      through 5     Due after 5
                          year           years          years        Total
                          ----           -----          -----        -----
Real estate:
    Commercial          $17,794        $16,508        $ 26,055     $ 60,357
    Residential           9,751         14,724          84,082      108,557
    Construction         49,750         13,148           1,812       64,710
Commercial               14,955          2,688           7,449       25,092
Consumer                  3,027          9,977           3,868       16,872
                        -------        -------        --------     --------
    Total               $95,277        $57,045        $123,266     $275,588
                        =======        =======        ========     ========

         The following table (in thousands) sets forth as of December 31, 2007 the dollar amount of all loans that are due after December 31, 2008 and have either fixed rates of interest or floating or adjustable interest rates.

                                                 Floating or
                               Fixed rates     adjustable rates      Total
                               -----------     ----------------      -----
Real estate:
    Commercial                     $ 6,729        $ 35,834         $ 42,563
    Residential                     29,945          68,861           98,806
    Construction                       590          14,370           14,960
Commercial                           4,689           5,448           10,137
Consumer                             3,064          10,781           13,845
                                   -------        --------         --------
    Total                          $45,017        $135,294         $180,311
                                   =======        ========         ========

         Commercial Real Estate Loans. The commercial real estate loans originated are generally made to individuals, small businesses and partnerships located in the Company's primary market area. Such loans are generally secured by first mortgages on apartment buildings, office buildings, churches and other properties. Adjustable-rate loans for this type of lending have a margin that is 50 to 150 basis points higher than the margin added to single-family owner-occupied property loans. Commercial real estate loans are typically adjustable-rate loans with terms of 25 years or less and loan-to-value ratios typically not exceeding 80%. At December 31, 2007, commercial real estate loans totaled approximately $60.4 million or 22% of the total loan portfolio.
         Commercial real estate lending entails significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property.
         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. To minimize these risks, the Company generally limits loans of this type to its market area and to borrowers with which it has substantial experience and expertise in the commercial real estate market. The Company's underwriting procedures require verification of the borrower's credit history, income, financial statements, banking relationships, credit references, and income projections for the property. It is their current practice to obtain personal guarantees from substantially all principals obtaining this type of loan. The Company also obtains appraisals on each property.
         Included in the commercial real estate loan category are agricultural loans. At December 31, 2007, agricultural loans totaled $1.0 million, or less than 1/2 of 1% of the Company's loan portfolio.
         Residential Loans. The Company's residential loans consist of one- to four-family residential mortgage loans that are secured by property located in its primary market area. The Company generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 85% of the lesser of the appraised value or selling price of the mortgaged property. Loans in excess of 89.9% of the value of the mortgaged property typically carry higher rates commensurate with the higher risk associated with this type of loan. At December 31, 2007, one-to four-family residential mortgage loans totaled approximately $108.6 million, or 40% of the total loan portfolio.
         The Company offers three types of residential adjustable rate mortgage loans, all of which use the index value of the Weekly Average Yield on United States Treasury Securities Adjusted to a Constant Maturity of One Year plus a set margin added to it. The interest rates on these loans have an initial adjustment period of between one and five years, and generally adjust annually thereafter, with a maximum adjustment of 2% per year and a maximum increase of 5% over the life of the loan. The index margin on a non owner-occupied one- to four-family property loan is generally 50 basis points higher than on an owner-occupied property loan. The Company's adjustable-rate one-to- four family and multi-family mortgage loans are for terms of up to 30 years, amortized on a monthly basis, with principal and interest due each month. Borrowers may refinance or prepay loans at their option without penalty. Substantially all fixed rate one-to-four family loans with a term of ten to thirty years are originated and sold on the secondary market through 1st Independence Mortgage. At December 31, 2007, loans held for sale totaled approximately $2.9 million.
         Loan originations are generally obtained from existing and walk-in customers, members of the local community, and referrals from realtors, builders, depositors and borrowers within the Company's market area. Mortgage loans originated and held by the Company in its portfolio generally include due-on-sale clauses which gives it the contractual right to deem the loan immediately due and payable in the event that the borrower sells or otherwise transfers an interest in the property to a third party.
         During periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, adjustable-rate loans that provide for initial rates of interest below the fully indexed rates may be subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently replaces the lower, initial rate.
         Construction and Land Development Loans. The Company engages in construction lending involving loans to qualified borrowers for construction of one- to four-family dwellings, multi-family residential units, commercial buildings and churches, and single family subdivision land development loans with the intent of such loans converting to permanent financing upon completion of construction. All construction and development loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2007, construction loans totaled approximately $64.7 million, or 23%, of the Company's total loan portfolio.
         Construction/permanent loans generally have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except the loans generally provide for disbursement in stages during a construction period of up to twelve months, during which the borrower is not required to make monthly principal payments. Accrued interest must be paid at completion of construction to the first day of the following month, and monthly payments start the first day of the following month if the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing for the subject property and must execute a construction loan agreement.
         Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. The Company has sought to minimize this risk by requiring precise construction cost estimates, specifications, and drawing plans from qualified borrowers in their market area along with tighter underwriting guidelines relating to borrower cash flow and net worth.
         Commercial Loans. The Company originates fixed-rate and adjustable-rate commercial loans secured by commercial properties. These loans are typically originated with maximum loan-to-value ratios of 80% of the value of the respective property. At December 31, 2007, commercial loans totaled approximately $25.1 million, or 9%, of the total loan portfolio.
         Loans secured by commercial properties generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial lending are the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Company requires borrowers and loan guarantors, if any, to provide annual financial statements on commercial loans. In reaching a decision on whether to make a commercial loan, the Company considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Company generally requires an environmental survey for all commercial loans over $500,000.
         Consumer Lending. The Company originates consumer loans on either a secured or unsecured basis with revolving home equity lines of credit composing the majority of the consumer loan portfolio. The Company generally makes certificate of deposit loans for terms of up to the terms of the certificate of deposit collateralizing the loan and up to the face amount of the certificate. The interest rate charged on these loans is typically up to 2% higher than the rate paid on the certificate. These loans generally mature concurrently with the certificate of deposit or on demand and the account must be assigned to the Company as collateral for the loan. At December 31, 2007, consumer loans totaled approximately $16.9 million, or 6%, of the total loan portfolio.
         Consumer loans may entail greater risk than residential loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.
         Loan Approval Authority and Underwriting. The Company has established various lending limits for its officers and maintains a loan committee that consists of the President and Chief Executive Officer, the Senior Vice President and Senior Lending Officer, and other officers of the Bank. The loan committee approves loans that exceed the limits established for individual officers. The Bank's directors' loan committee, which consists of outside Bank directors, must approve all loans that exceed the lending limits of the loan committee.
         For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. All appraisals are reviewed by the Bank's loan officers designated by the Bank's Board of Directors. An independent appraiser designated and approved by the Bank's Board of Directors is utilized for all real estate mortgage loans. For construction/permanent loans, the funds advanced during the construction phase are disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by an independent contractor hired by the Bank or in some cases by an officer of the Bank. For real estate loans, the Bank requires either title insurance or a title opinion. Borrowers must also obtain fire and casualty, hazard or flood insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.
         Loan Commitments. The Company issues written commitments to prospective borrowers on all approved commercial real estate loans in excess of $500,000. Generally, the commitment requires acceptance within 20 days of the date of issuance. At December 31, 2007, the Company had approximately $67 million of commitments to cover originations and unused lines of credit. Nonperforming and Problem Assets
         Loan Delinquencies. The Company's collection procedures provide that when a loan is 10 days past due, a notice of nonpayment is sent. Delinquent notices are sent if the loan becomes delinquent for more than 30 days and generally the borrower will receive a letter or be personally contacted by an officer of the Bank. If payment is still delinquent after 60 days, the customer will again receive a letter and/or telephone call and may receive a visit from an officer representative of the Bank. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, management will generally initiate legal proceedings.
         Loans are reviewed on a monthly basis by management and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non- accrual status is charged against interest income. Subsequent interest payments are applied to the outstanding principal balance.
         Nonperforming Assets. The following table (in thousands except percentages) sets forth information regarding nonaccrual loans, other real estate owned and certain other repossessed assets and loans. Nonperforming asset balances related to the discontinued operations of Citizens have been eliminated. Additionally, as of the dates indicated, the Company had no loans categorized as troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 and impaired loans within the meaning of SFAS No. 114, as amended by SFAS No. 118, were approximately $6.3 million at December 31, 2007.

                                                                     December 31,
                                                    -----------------------------------------------------
                                                      2007        2006        2005        2004       2003
                                                      ----        ----        ----        ----       ----
Nonaccrual loans                                    $6,269      $3,698      $1,140        $893       $  -
Accruing loans past due 90 days or more                151          31         130         332        472
                                                    ------      ------      ------      ------       ----
    Total nonperforming loans                        6,420       3,729       1,270       1,225        472
Other real estate owned                                 58         433           -           -          -
                                                    ------      ------      ------      ------       ----
    Total nonperforming assets                      $6,478      $4,162      $1,270      $1,225       $472
                                                    ======      ======      ======      ======       ====

Total nonperforming loans to total loans             2.33%       1.36%       0.47%       0.52%      0.56%
                                                     =====       =====       =====       =====      =====
Total nonperforming assets to total assets           1.86%       1.21%       0.38%       0.41%      0.36%
                                                     =====       =====       =====       =====      =====

         In addition to the nonperforming loans discussed above, there were loans for which payments were current or less than 90 days past due where borrowers are experiencing financial difficulties. At December 31, 2007, these loans totaled approximately $23.2 million. These loans are monitored by management and considered in determining the level of the allowance for loan losses. Management does not believe these loans represent a significant exposure to loss.
         Classified Assets. Federal regulations provide for a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.
         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Office of Financial Institutions ("KOFI") which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.
         Allowance for Loan Losses. It is management's policy to provide for probable losses on loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current economic conditions, and the relationship of the allowance for loan losses to outstanding loans.
         The following table (in thousands except percentages) sets forth information with respect to the Company's allowance for loan losses at the dates and for the periods indicated below. Balances related to the discontinued operations of Citizens have been eliminated.

                                                                                       Three months
                                       Year ended      Year ended      Year ended          ended              Year ended
                                      December 31,    December 31,    December 31,      December 31,         September 30,
                                      ------------    ------------    ------------      ------------      ------------------
                                          2007            2006            2005             2004            2004         2003
                                          ----            ----            ----             ----            ----         ----
Allowance for loan losses
Balance at beginning of period           $3,745          $2,911           $2,549           $2,560        $  391         $390
Allowance of acquired company                 -               -                -                -         1,046            -
Provision for loan losses                 4,584             847              354                -         1,203            2
Net charge-offs (recoveries):
    Residential                             862              16             (11)                9           (2)            1
    Commercial                              321               1                2                -            67            -
    Consumer                                  6             (4)                1                2            15            -
                                         ------          ------           ------           ------        ------         ----
Balance at end of period                 $7,140          $3,745           $2,911           $2,549        $2,560         $391
                                         ======          ======           ======           ======        ======         ====

Total loans outstanding                $275,588        $274,223         $269,889         $236,197      $213,719      $84,796
                                       ========        ========         ========         ========      ========      =======
Average loans outstanding              $270,909        $276,629         $257,333         $224,201      $112,844      $84,335
                                       ========        ========         ========         ========      ========      =======

Allowance for loan losses to
     period-end loans                      2.59%           1.37%            1.08%            1.08%         1.20%        0.46%
                                          =====           =====            =====            =====         =====        =====
Net loans charged off to average loans     0.44%           0.00%            0.00%            0.00%         0.07%        0.00%
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

                                                                 December 31,
                    ----------------------------------------------------------------------------------------------------
                            2007                2006                2005                 2004                2003
                    ------------------  --------------------------------------------------------------------------------
                           Percent of           Percent of          Percent of           Percent of          Percent of
                    Amount Total loans  Amount  Total loans  Amount Total loans   Amount Total loans  Amount Total loans
                    ------ -----------  ------  -----------  ------ -----------   ------ -----------  ------ -----------
Real estate:
    Commercial      $3,280      22%     $1,508       18%     $ 715       17%      $ 651       15%      $ 61       16%
    Residential      1,263      40         832       45        581       48         255       53        285       73
    Construction     2,058      23         358       23        153       19         358       14         14        3
Commercial             356       9         856        7        859        9         957        9         16        4
Consumer               183       6         191        7        603        7         328        9         15        4
                    ------     ---      ------      ---     ------      ---      ------      ---       ----      ---
Total allowance for
  loan losses       $7,140     100%     $3,745      100%    $2,911      100%     $2,549      100%      $391      100%
                    ======     ===      ======      ===     ======      ===      ======      ===       ====      ===

Return on Equity and Assets Ratios
         Ratios have been adjusted to reflect the discontinued operations of Citizens.
                                  Year ended      Year ended       Year ended
                                  December 31,    December 31,     December 31,
                                      2007            2006             2005
                                      ----            ----             ----
Average equity to average assets     11.70%          11.57%           11.59%
Return on average equity            (11.95)           4.93            11.92
Return on average assets             (1.40)           0.57             1.38
Dividend payout ratio               (13.22)          31.96            16.83

Investment Activities
         The Company is required under federal regulations to maintain a sufficient amount of liquid assets that may be invested in specified short-term securities and certain other investments. However, the FDIC does not prescribe by regulation to a minimum or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.
         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2007, the Company had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $1.7 million and $15.0 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the fair market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2007, the Company's securities available for sale had an amortized cost of $15.0 million and fair market value of $15.0 million. Changes in the fair market value of securities available for sale do not affect the Company's net income. In addition, changes in the fair market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.
         At December 31, 2007, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) equity investments, and (viii) investment grade corporate bonds and commercial paper. The board of directors may authorize additional investments.
         As a source of liquidity and to supplement the Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities to investors.
          Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by quasi-governmental agencies, make up a majority of the pass-through certificates market.
         At December 31, 2007, the Company's securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Company's equity.
         Investment Portfolio. The following table (in thousands) sets forth the carrying value of the Company's investment securities at the dates indicated.

                                                        December 31,
                                              -------------------------------
                                                2007        2006       2005
                                                ----        ----       ----
Investment securities available for sale:
    Mortgage-backed                           $12,589     $11,795    $11,556
    U.S. government and federal agencies            -       1,985      1,974
    Municipal bonds                             2,456       2,641      2,610
                                              -------     -------    -------
        Total                                 $15,045     $16,421    $16,140
                                              =======     =======    =======
Investment securities held to maturity:
    Mortgage-backed                           $     -     $     -    $     -
    Municipal bonds                             1,745       1,900      1,975
                                              -------     -------    -------
        Total                                 $ 1,745     $ 1,900    $ 1,975
                                              =======     =======    =======
        Total investment securities           $16,790     $18,321    $18,115
                                              =======     =======    =======

         Investment Portfolio Maturities. The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Company's investment securities portfolio at December 31, 2007. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                      December 31, 2007
                                ----------------------------------------------------------------------------------------------------
                                                    More Than One to   More Than Five to
                                One Year or Less      Five Years          Ten Years        More Than Ten Years         Total
                                -----------------  -----------------  -------------------  -------------------  --------------------
                                Carrying  Average  Carrying  Average   Carrying   Average   Carrying   Average   Carrying   Average
                                Value     Yield     Value    Yield     Value      Yield     Value      Yield      Value      Yield
                                -------  --------  -----------------   -------   --------   -------   --------   --------   --------
Available-for-sale securities:
    Mortgage-backed  securities  $    -        -%   $1,046     5.33%    $1,895      4.68%   $ 9,648     5.49%    $12,589      5.35%
    U.S government and federal
        agencies                      -        -         -        -          -         -          -        -           -         -
    Municipal bonds                   -        -         -        -      1,004      5.33      1,452     6.16       2,456      5.82
                                 ------     ----    ------     ----     ------      ----    -------     ----      ------      ----
        Total                    $    -        -%   $1,046     5.33%    $2,899      4.90%   $11,100     5.58%    $15,045      5.43%
                                 ======     ====    ======     ====     ======      ====    =======     ====     =======      ====
Held-to-maturity securities:
    Mortgage-backed  securities  $    -        -%   $    -        -%    $    -         -%   $     -        -%    $     -         -%
    Municipal bonds                  40     5.00        15     5.62      1,443      4.41        247     5.56       1,745      4.60
                                 ------     ----    ------     ----     ------      ----    -------     ----     -------      ----
        Total                    $   40     5.00%   $   15     5.62%    $1,443      4.41%   $   247     5.56%    $ 1,745      4.60%
                                 ======     ====    ======     ====     ======      ====    =======     ====     =======      ====


Sources of Funds
         General. Deposits are the major external source of the Company's funds for lending and other investment purposes. The Company derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.
         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At December 31, 2007, the Company had brokered deposits totaling $38.2 million.
         The following table (in thousands) sets forth the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007.

                                                                Amount
                                                               -------
3 months or less                                               $35,865
Over 3 through 6 months                                         12,971
Over 6 through 12 months                                        18,921
Over 12 months                                                   2,749
                                                               -------
    Total                                                      $70,506
                                                               =======

         The following table (in thousands except rates) sets forth the Company's average balances and interest rates for interest-bearing demand deposits and time deposits for the periods indicated. Balances related to the discontinued operations of Citizens have been eliminated.

                           Year ended             Year ended             Year ended
                       December 31, 2007      December 31, 2006      December 31, 2005
                       -----------------      -----------------      -----------------
                       Average     Average     Average     Average    Average     Average
                       balance      rate       balance      rate      balance      rate
                       -------      ----       -------      ----      -------      ----
Demand and savings    $ 92,259      3.45%     $ 61,710      2.96%    $ 59,520      1.85%
Time                   152,606      4.80       187,463      4.39      177,801      3.24
                      --------                --------               --------
                      $244,865      4.29      $249,173      4.04     $237,321      2.89
                      ========                ========               ========

         Short-Term Borrowings. Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company can also obtain advances from the Federal Home Loan Bank of Cincinnati ("FHLB") and other short-term borrowings, such as federal funds purchased and issuance of securities sold under repurchase agreements to supplement its supply of lendable funds and to also supplement short-term liquidity. A pledge of the Bank's stock in the FHLB and a portion of its first mortgage loans typically secure FHLB advances. At December 31, 2007, the Company's short-term borrowings totaled $36.0 million; of which $35.0 million were short-term FHLB advances. See note 10 to the consolidated financial statements for additional information.
         Information regarding short-term FHLB advances follows:

                                 Year ended      Year ended      Year ended
                                December 31,    December 31,    December 31,
                                    2007            2006            2005
                                    ----            ----            ----
Amount outstanding:
    Period end                    $35,000         $35,000          $18,000
    Maximum month end
        balance during period      40,000          35,000           28,000
    Average balance during
        Period                     16,247          18,216           16,541
Weighted average interest rate:
    Period end                       4.66%           5.44%            4.33%
    During the period
                                     5.20            5.20             3.43
Personnel
         As of December 31, 2007, the Company had 90 full-time equivalent employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

Regulation of the Company
         General. The Company is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). In addition, the Company is subject to the provisions of Kentucky's banking laws regulating bank acquisitions and various activities of controlling bank shareholders. As a bank holding company, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file periodic reports with the FRB. The KOFI may also conduct examinations of the Company to determine whether it is in compliance with applicable Kentucky banking laws and regulations. In addition, the FRB has enforcement authority over the Company and any of its non-financial institution subsidiaries. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of the Company's stockholders.
         The Gramm-Leach-Bliley Act, which became effective in March 2001, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the FRB and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined by statute or by the FRB and the Department of the Treasury to be permissible. The Company has not submitted notice to the FRB of its intent to be deemed a financial holding company.
         Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The FRB's regulations define relevant capital measures for five capital categories. A "well capitalized" institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a leverage ratio of at least 5% and is not subject to regulatory direction to maintain a specific level for any capital measure. An "adequately capitalized" institution is one that has ratios greater than 8%, 4% and 4%. An institution is "undercapitalized" if its respective ratios are less than 8%, 4% and 4%. "Significantly undercapitalized" institutions have ratios of less than 6%, 3% and 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity to total assets that is 2% or less. Institutions with capital ratios at levels of "undercapitalized" or lower are subject to various limitations that, in most situations, will reduce the competitiveness of the institution
         Restrictions on Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Accordingly, the Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Regulation of the Bank - Dividend and Other Capital Distribution Limitations" for additional information regarding the Bank's ability to pay dividends to the Company.
         Acquisition of Banks. The BHC Act also requires a bank holding company to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisition of any additional banks would require prior approval from both the FRB and the KOFI.
         Non-Banking Activities. A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

Regulation of the Bank
         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws. The Bank is a Kentucky state-chartered stock-form commercial bank and its deposit accounts are insured under the Deposit Insurance Fund ("DIF"). The Bank is subject to extensive regulation and supervision by the KOFI as its chartering agency, and by the FDIC, as its deposit insurer. The Bank must file reports with the KOFI and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law.
         Federal and Kentucky banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends and other aspects of the Bank's operations. The regulatory structure also gives the respective regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including polices with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Supervision, regulation and examination of the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Bank.
         Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory subcategories within each capital group, based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The supervisory subgroup to which an institution is assigned is based on the supervisory evaluation provided to the FDIC by the institution's primary federal regulator, and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates are determined semiannually by the FDIC.
         Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank does not know of any practice, condition, or violation that might lead to the termination of deposit insurance.
         Regulatory Capital Requirements. The FDIC has adopted regulations requiring institutions under their respective jurisdictions to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. Specifically, all savings institutions and banks must maintain the following ratios: (1) Tier 1 or core capital equal to at least 4% (3% if the institution has received the highest rating on its most recent examination) of total adjusted assets; and (2) total capital (defined as Tier 1 capital plus supplementary Tier 2 capital) equal to 8% of total risk-weighted assets. At December 31, 2007, the Bank was in compliance with the capital requirements of the FDIC.
         Dividend and Other Capital Distribution Limitations. The KOFI imposes restrictions on the ability of Kentucky commercial banks to pay dividends and to make other capital distributions. In general, banks are prohibited from paying any dividends or other capital distributions if, after the distribution, they would be undercapitalized under applicable federal law.
         In addition, under applicable provisions of Kentucky law, the prior approval of the KOFI is required if the total of all dividends declared by the Bank in any calendar year exceeds its respective net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At January 1, 2008, the Bank was no longer able to pay dividends to the Company without regulatory approval due to the net loss incurred in the Bank in the fourth quarter of 2007 primarily due to the substantial increase in the provision for loan losses and the goodwill impairment charge. At January 1, 2008 the Bank's retained net losses, less dividends declared during the preceding two years was approximately $1,279,000. See note 13 to the consolidated financial statements for additional information.
         Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of twelve (12) regional federal home loan banks that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.
         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.
         Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2007, the Bank was in compliance with these FRB requirements.

Transactions with Affiliates
         Under current federal law, transactions between depository institutions, such as the Bank, and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. An affiliate is any company or entity that controls, is controlled by, or is under common control with the financial institution, other than a subsidiary. Generally, a bank's subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of a bank, and any companies that are controlled by such parent holding company, are affiliates of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as or no less favorable to, the bank or its subsidiary as similar transactions with non-affiliates.
         The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans made by the Bank to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act governs a bank's loans to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of a bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the bank's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10 % of more of voting securities of a bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as those offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers. Available Information
         The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the United States Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such reports can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D. C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. These reports are also available at the SEC's website at www.sec.gov. You also may obtain electronic or paper copies of our reports free of charge by contacting John F. Barron, Senior Vice President and Controller, 1st Independence Financial Group, Inc., 8620 Biggin Hill Lane, Louisville, Kentucky 40220-4117.

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

Louisville, Kentucky                        Branch banking facility               3,606       Leased
(St. Matthews Branch)
    4220 Shelbyville Road

Clarksville, Indiana                        Branch banking facility               2,817       Leased
    1305 Veterans Parkway, Suite 1000

Jeffersonville, Indiana                     Branch banking facility               3,562       Owned
    1711 East 10th Street

Marengo, Indiana                            Branch banking facility               2,870       Owned
    162 East State Road 64

New Albany, Indiana                         Branch banking facility             11,200        Leased
    3801 Charlestown Road


         See note 8 to the Company's consolidated financial statements herein for additional information. The New Albany, Indiana branch is leased from Chalfant Industries, Inc., a company owned by the Company's Chairman of the Board of Directors. The Marengo, Indiana branch opened on January 2, 2008 and replaced the Marengo, Indiana branch located at 309 South Bradley Street. The former branch building was donated to the City of Marengo in March 2008.

Item 3. Legal Proceedings.

         The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. Except as discussed below, there were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at December 31, 2007.
         On or about May 28, 2004, a complaint was filed in the Circuit Court of Anderson County in the Commonwealth of Kentucky by Larry Sutherland, Judy Sutherland, John Henry Disponett, Brenda Disponett, Todd Hyatt, Lois Ann Disponett, Sue Saufley, and Hugh Coomer. Soon thereafter, an amended complaint was filed which added Lois Hawkins and Norma K. Barnett as plaintiffs. The lawsuit arises from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The Plaintiffs alleged that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. In the lawsuit, the plaintiffs sought to recover compensatory and punitive damages in connection with the shares they sold in the tender offer and their attorneys' fees. On April 14, 2006 a partial summary judgment was entered against the plaintiffs. In the partial summary judgment, the Circuit Court held that the only remedy available to the plaintiffs is the return of the stock upon the tender of the consideration received by the plaintiffs in exchange for the stock. Subsequent to the partial summary judgment, the plaintiffs amended their complaint to allege certain additional material misrepresentations had been made by the Company. On July 18, 2007 a jury in the Circuit Court of Anderson County in the Commonwealth of Kentucky returned a verdict awarding damages to the plaintiffs of $403,620. Management, after discussion with legal counsel, decided to record an accrual of $403,620 as of June 30, 2007 relating to the lawsuit. The Company has now entered into a settlement with each of the Plaintiffs resolving the litigation. Under the terms of the settlement, the Company paid an aggregate amount equal to $281,288 to the Plaintiffs. The settlement was recorded effective in December 2007 and thus the Company reversed $122,332 of the accrual originally recorded in June 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The Company's common stock is traded on the NASDAQ Global Market System. The Company's trading symbol is FIFG. The quarterly high and low sales prices for the Company's common stock as reported by NASDAQ and any dividends declared during the quarter are set forth in the table below.

                                              Quarter Ended
                          -----------------------------------------------------
2007                      3/31            6/30            9/30           12/31
----                      ----            ----            ----           -----
High                     $17.28          $18.00          $17.99         $16.16
Low                       15.24           16.50           14.80           9.06
Cash dividend declared
  per share                0.08            0.08            0.08           0.08

                                              Quarter Ended
                          -----------------------------------------------------
2006                      3/31            6/30            9/30           12/31
----                      ----            ----            ----           -----
High                     $19.00          $18.80          $18.00         $17.90
Low                       17.49           16.20           15.67          16.40
Cash dividend declared
  per share                0.08            0.08            0.08           0.08

         The number of shareholders of record of common stock as of December 31, 2007, was approximately 395. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At December 31, 2007, there were 1,995,744 shares outstanding. The Company's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The payment of cash dividends by the Bank is limited by regulations of the FDIC and KOFI. See "Regulations of the Bank
- Dividend and Other Capital Distribution Limitations."

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

Comparative Stock Performance Graph
         The following performance graph compares the performance of the Company's Common Stock to the NASDAQ Market Index (U.S.) and the NASDAQ Financial Stocks Index for the five year period ended December 31, 2007. The graph assumes an investment of $100 in each of the Company's Common Stock, the NASDAQ Market Index (U.S.) and the NASDAQ Bank Stocks Index on December 31, 2002 and that all dividends were reinvested.

                                            [GRAPHIC OMITTED]

                                           12/31/02    12/31/03     12/31/04   12/31/05    12/31/06    12/31/07
                                           --------    --------    ---------   --------    --------    --------
1st Independence Financial Group, Inc.     $100.00     $182.65      $154.88    $154.15     $139.19     $ 83.28
NASDAQ Market Index (U.S.)                  100.00       69.13       103.36     112.49      114.88      126.22
NASDAQ Bank Stocks Index                    100.00      102.98       139.28     162.56      166.42      191.34

Item 6. Selected Financial Data.

Selected Consolidated Financial Data
(in thousands except per share data)

                                                                            Three months
                                                                               ended
                                            Year ended December 31,          December 31,   Year ended September 30,
                                       -----------------------------------  -------------  -------------------------
Results of operations:                     2007        2006        2005         2004           2004          2003
                                       ----------  ----------   ----------  ------------    -----------  -----------
Net interest income                     $  9,627    $ 10,623     $ 10,252     $  2,330     $  4,678      $  3,422
Provision for loan losses                  4,584         847          354            -        1,203             3
Noninterest income                         1,991       1,791        6,957          538          682           652
Noninterest expense                       13,001       8,839       10,093        2,537        6,026         2,715
Net income (loss)                         (4,771)      1,940        4,481          240       (1,093)        1,307

Per Share Data:
Income (loss) from continuing operations
    Basic                               $  (2.42)   $   1.00     $   2.38     $   0.13     $  (0.84)     $   0.94
    Diluted                                (2.42)       0.99         2.33         0.12        (0.84)         0.94
Income from subsidiary held for disposal
    Basic                                   0.00        0.00         0.00         0.00         0.02          0.20
    Diluted                                 0.00        0.00         0.00         0.00         0.02          0.20
Net income (loss)
    Basic                                  (2.42)       1.00         2.37         0.13        (0.83)         1.05
    Diluted                                (2.42)       0.99         2.32         0.13        (0.83)         1.05

Weighted average shares outstanding
    Basic                                  1,970       1,941        1,889        1,864        1,318         1,244
    Diluted                                1,970       1,957        1,929        1,917        1,318         1,245

Book value - end of period              $  17.68    $  20.20     $  19.61     $  19.68     $  19.38      $  16.98
Market value - end of period                9.62       16.40        18.50        18.98        20.00         19.42
Cash dividends declared                     0.32        0.32         0.40         0.00         0.38          0.60
Dividend payout ratio                     (13.22)%     31.96%       16.83%        0.00%      (47.30)%       54.94%

                                                       At December 31,                       At September 30,
                                       ------------------------------------------------  -------------------------
Balance Sheet Data:                       2007        2006         2005         2004         2004          2003
                                       ----------  ----------   ----------  -----------  -----------   -----------
Total assets                            $347,718    $342,806     $336,187     $337,191     $320,032      $173,764
Securities                                16,790      18,321       18,115       28,873       29,478        31,892
Loans, excluding held for sale           275,588     274,223      269,889      236,197      213,719        84,796
Allowance for loan losses                  7,140       3,745        2,911        2,549        2,560           391
Deposits                                 254,585     254,077      264,323      223,308      219,817       106,692
Short-term borrowings                     36,011      36,526       18,747       23,233        7,121             -
Long-term borrowings                      20,279      10,279       13,279       14,247       14,234         6,155
Stockholders' equity                      35,276      40,303       38,261       37,706       37,081        20,772

Shares outstanding at end of period        1,996       1,996        1,951        1,916        1,913         1,223

                                                                            Three months
                                                                               ended
                                            Year ended December 31,          December 31,   Year ended September 30,
                                       -----------------------------------  -------------  -------------------------
Financial Performance Ratios:             2007        2006         2005          2004          2004          2003
                                       ----------  ----------   ----------   -----------   -----------   -----------
Return on average assets                   (1.40)%      0.57%        1.38%        0.32%       (0.68)%        0.91%
Return on average stockholders' equity    (11.95)       4.93        11.92         2.51        (4.58)         5.65
Net interest margin                         3.12        3.40         3.44         3.45         3.13          2.82
Efficiency ratio (1)                      111.91       71.20        81.88        88.46       112.28         67.35

Asset Quality Ratios (2):
Nonperforming loans to total loans          2.33 %      1.36%        0.47%        0.52%        0.57 %        0.48%
Nonperforming assets to total assets        1.86        1.21         0.38         0.41         0.44          0.31
Net charge-offs (recoveries) to
  average loans                             0.44        0.00         0.00         0.00         0.07          0.00
Allowance for loan losses to total
  loans (excluding held for sale)           2.59        1.37         1.08         1.08         1.20          0.46
Allowance for loan losses to
  nonperforming loans (3)                 111.22      100.43       229.21       208.08       210.01         95.13

Liquidity and Capital Ratios:
Loans to deposits                         108.25 %    107.93%      102.11%      105.77%       97.23 %       79.48%
Average stockholders' equity
    to average assets                      11.70       11.57        11.59        12.76        14.79         16.08
Tangible equity to assets (4)               7.74        8.47         8.01         7.81         8.01         11.75
Leverage ratio                             10.50       11.60        10.20         9.60         9.90         11.40
Tier 1 risk-based capital ratio            13.20       14.60        13.10        13.30        13.90         20.60
Total risk-based capital ratio             14.50       15.90        15.10        15.60        16.20         21.10

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the periods presented, and certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere or incorporated by reference in this Annual Report on Form 10-K including note 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Critical Accounting Policies and Estimates" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words "plan," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, changes in general economic conditions; interest rates, deposit flows, loan demand, real estate values, competition and demand for financial services and loan, deposit, and investment products in the Company's local markets; changes in the quality and composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company's operations, pricing, and services, expected cost savings, synergies and other financial benefits from the Company's proposed merger with MainSource Financial Group, Inc. might not be realized within the expected time frames and costs or difficulties relating to integration matters might be greater than expected, the timing of the closing of the proposed merger, and other risks as detailed in the Company's various Securities and Exchange Commission filings.
         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

General
         The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At December 31, 2007, the Company had total assets, deposits and stockholders' equity of $347.7 million, $254.6 million, and $35.3 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.
         On February 26, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with MainSource Financial Group, Inc. ("MainSource"). The Merger Agreement provides that the Company would be merged with and into MainSource, with MainSource being the surviving corporation and that as a result of the merger the Bank would become a wholly owned subsidiary of MainSource.
         The Merger Agreement provides that the Company's stockholders would receive $5.475 in cash and 0.881036 shares of MainSource common stock for each share of the Company's stock owned. Based on MainSource's February 26, 2008 closing price of $14.60 per share, the transaction values the Company at $18.34 per share or $37.0 million in the aggregate, including the cashout value of the Company's in-the-money stock options.
         The consideration to be received by the Company's stockholders may be adjusted at closing based on the value of the Company's consolidated tangible stockholders' equity as of the end of the last day of the month prior to closing subject to certain adjustments as well as the average closing price of MainSource's common stock prior to the closing.
         The transaction, which is expected to close in the third quarter of 2008, is subject to various regulatory approvals and the approval of the Company's stockholders at a future stockholders meeting to be called by the Company's Board of Directors. A copy of the Merger Agreement was included as an exhibit to the Company's Current Report on Form 8-K, filed on February 27, 2008 with the Securities and Exchange Commission, a copy of which can be obtained free of charge at www.sec.gov.
         On July 18, 2007 a jury in the case of Larry Sutherland, et.al., v. Harrodsburg First Financial Bancorp, Inc., in the Circuit Court of Anderson County in the Commonwealth of Kentucky returned a verdict awarding damages to the plaintiffs of $403,620. The lawsuit originated from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The plaintiffs alleged that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. Management, after discussion with legal counsel, decided to record an accrual of $403,620 as of June 30, 2007 relating to the lawsuit. The case was settled effective in December 2007 for $281,288 and thus the Company reversed $122,332 of the accrual originally recorded in June 2007.
         During November 2007, the Company performed its annual impairment test of goodwill as of September 30, 2007 with no indication of any impairment. Even though the Company determined there was no goodwill impairment as of September 30, 2007, the future occurrence of a potential indicator of impairment being the more-likely-than-not-expectation that the Company will be sold, based upon the Merger Agreement with MainSource discussed previously, required the Company to perform an interim assessment and resulted in a goodwill impairment charge of $2.856 million recorded effective December 31, 2007.
         In January 2005, the Company sold its interest in Citizens Financial Bank, Inc., Glasgow, Kentucky ("Citizens") to another financial institution for $2.3 million. The sale of Citizens reflected the Company's revised strategic plan to exit the south central Kentucky market and to focus on the growing markets of southern Indiana, central Kentucky, and greater Louisville, Kentucky.
         The Bank also purchased property and a building, located in Louisville, Kentucky, that was previously used as an operations center and retail branch of an affiliate of the financial institution that purchased Citizens. The purchase price of the building and property was $2.3 million. The Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building in April 2005. The Bank also received regulatory approval during the second quarter of 2005 to establish a full service branch at this location and subsequently opened the branch in November 2005.

Critical Accounting Policies and Estimates
         The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
          On an ongoing basis, management evaluates the Company's accounting polices and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from regulators and third party professionals and other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
         The following critical accounting policies affect the Company's more significant judgements and estimates used to prepare the consolidated financial statements:
         Other Than Temporary Impairment of Securities. Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
         Allowance for Loan Losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. To assess the adequacy of the allowance, management uses historical information as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the methodology of assessing the adequacy of the allowance for loan losses, see the "Provision for Loan Losses" section elsewhere within this Management's Discussion and Analysis of Financial Condition and Results of Operations and note 5 to the Company's consolidated financial statements.
         Goodwill. Acquisitions accounted for under the purchase method of accounting require that assets acquired and liabilities assumed be recorded at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets with goodwill representing the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is subject to an annual impairment test or more often if events or circumstances, such as adverse changes in the business climate, more-likely-than-not-expectation that the Company will be sold or various other factors indicate there may be impairment and is evaluated using various fair value techniques. See note 7 to the Company's consolidated financial statements for further information.

Overview
         The Company recorded a loss for the year ended December 31, 2007 of ($4,771,000) or ($2.42) per diluted share compared to net income of $1,940,000 or $0.99 per diluted share for the year ended December 31, 2006. The decreases in net income and net income per diluted share for the year ended December 31, 2007 was primarily due to an increase of $2,466,000 after taxes in the provision for loan losses, a decrease in net interest income after taxes of $657,000, an increase in noninterest expenses after taxes of $3,718,000 (which includes a nontaxable goodwill impairment charge of $2,856,000 and $186,000 after taxes relating to the litigation settlement both items that were previously discussed). Partially offsetting these factors was an increase in noninterest income after taxes of $132,000.
         Net income for the year ended December 31, 2006 was $1,940,000 or $0.99 per diluted share compared to net income of $4,481,000 or $2.32 per diluted share for the year ended December 31, 2005. The decreases in net income and net income per diluted share for the year ended December 31, 2006 were primarily due to after tax securities gains of $3,308,000 taken in the first quarter of 2005 and the increase of $325,000 after taxes in the provision for loan losses in the year 2006 compared to the year 2005. Partially offsetting these factors was an increase in net interest income of $245,000 after taxes and an after tax charge of $235,000 recorded in the first quarter of 2005 for severance expenses related to the retirement of the Company's former Chairman and Chief Executive Officer. Other factors were decreased incentive expense, employee benefit expense, marketing expense, professional fees and other noninterest expense items. Partially offsetting these factors were increased net occupancy expense and data processing expense.

Results of Operations
Net Interest Income
         Net interest income is the most significant component of the Company's revenues. Net interest income is the difference between interest income on interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (deposits and borrowed funds). Net interest income depends on the volume and rate earned on interest-earning assets and the volume and rate paid on interest-bearing liabilities.
         Net interest income was $9.6 million for the year ended December 31, 2007, a decrease of $1.0 million or 9% from $10.6 million for the year ended December 31, 2006. Net interest spread and net interest margin were 2.73% and 3.12%, respectively, for the year ended December 31, 2007, compared to 2.98% and 3.40% for the year ended December 31, 2006. The decrease in the net interest margin was primarily due to a faster increase in interest rates on interest-bearing liabilities compared to the rates on interest-earning assets, a decrease in the volume of net earning assets and the reversal of $145,000 of interest income on certain loans which were placed on nonaccrual in the last half of 2007. Changes in volume resulted in a decrease in net interest income of $0.4 million for the year of 2007 compared to the year 2006, and changes in interest rates and the mix resulted in a decrease in net interest income of $0.6 million for the year 2007 versus the year 2006.
         Net interest income was $10.6 million for the year ended December 31, 2006, an increase of $0.3 million or 4% from $10.3 million for the year ended December 31, 2005. Net interest spread and net interest margin were 2.98% and 3.40%, respectively, for the year ended December 31, 2006, compared to 3.14% and 3.44% for the year ended December 31, 2005. The decrease in net interest spread and net interest margin for the year 2006 compared to the year 2005 was primarily due to the reversal of $57,000 of interest income on a $2.6 million loan which was placed on nonaccrual in August 2006 and a faster increase in interest rates on interest-bearing liabilities, including the effect of the increasing rate on the $4.1 million of variable rate subordinated debentures, compared to the rates on interest-earning assets. Partially offsetting these factors were increases in the volume of net earning assets. Changes in volume resulted in an increase in net interest income of $0.7 million for the year of 2006 compared to the year 2005, and changes in interest rates and the mix resulted in a decrease in net interest income of $0.4 million for the year 2006 versus the year 2005.
         For a detailed analysis of interest income and interest expense, see "Average Balance Sheets" and "Rate/Volume Analysis" below.

 Average Balance Sheets
         The following table set forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

                                         Year ended December 31,         Year ended December 31,        Year ended December 31,
                                                  2007                           2006                           2005 (1)
                                      --------------------------     ------------------------------   ----------------------------
                                      Average             Average    Average              Average     Average             Average
                                      Balance  Interest  Yield/Cost  Balance   Interest  Yield/Cost   Balance   Interest  Yield/Cost
                                      -------- --------  ----------  --------  --------  ----------   --------  --------  ----------
                                                                 (in thousands except percentages)
Earning assets:
  Loans, net of unearned income       $272,560  $20,411    7.49%     $277,974   $20,798    7.48%      $259,119   $17,009    6.56%
  Investment securities and other (2)   35,688    1,772    4.97        34,060     1,640    4.82         38,827     1,437    3.70
                                      --------  -------              --------   -------               --------   -------
        Total earning assets           308,248   22,183    7.20       312,034    22,438    7.19        297,946    18,446    6.19
                                                -------                         -------                          -------
Less allowance for loan losses           3,149                          3,157                            2,747
                                      --------                       --------                         --------
                                       305,099                        308,877                          295,199
Assets of discontinued operations
Non-earning assets:
    Cash and due from banks              8,802                          5,462                            4,604
    Premises and equipment, net          8,285                          8,259                            7,856
    Other assets                        19,003                         17,584                           16,431
                                      --------                       --------                         --------
        Total assets                  $341,189                       $340,182                         $324,090
                                      ========                       ========                         ========

Interest bearing liabilities:
    Deposits                          $244,865   10,507    4.29      $249,173    10,060    4.04       $237,321     6,852    2.89
    Borrowings                          36,029    2,049    5.69        31,433     1,755    5.58         31,302     1,342    4.29
                                      --------  -------              --------   -------               --------   -------
        Total interest bearing
          liabilities                  280,894   12,556    4.47       280,606    11,815    4.21        268,623     8,194    3.05
                                                -------                         -------                          -------
Liabilities of discontinued operations
Non-earning liabilities:
    Non-interest bearing deposits       18,380                         18,539                           16,016
    Other liabilities                    1,982                          1,674                            1,861
                                      --------                       --------                         --------
        Total liabilities              301,256                        300,819                          286,500

Minority interests                           -                              -                               13
Stockholders' equity                    39,933                         39,363                           37,577
                                      --------                       --------                         --------
        Total liabilities and
         stockholders' equity         $341,189                       $340,182                         $324,090
                                      ========                       ========                         ========

Net interest income                             $ 9,627                         $10,623                          $10,252
                                                =======                         =======                          =======
Net interest spread (3)                                    2.73%                           2.98%                            3.14%
                                                         ======                          ======                           ======
Net interest margin (4)                                    3.12%                           3.40%                            3.44%
                                                         ======                          ======                           ======
Ratio of average interest-earning assets
    to average interest-bearing liabilities              109.74%                         111.20%                          110.92%
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

                                              Year ended December 31,                 Year ended December 31,
                                                  2007 vs. 2006                          2006 vs. 2005 (1)
                                      ------------------------------------    ------------------------------------
                                      Increase (decrease) due to change in    Increase (decrease) due to change in
                                      ------------------------------------    ------------------------------------
                                         Volume       Rate       Net            Volume       Rate         Net
                                        --------   ---------  ---------        --------   ---------   ----------
                                                                      (in thousands)
Interest income
    Loans                                 $(414)      $  27      $(387)         $1,294      $2,495      $3,789
    Investment securities and other (2)      80          52        132            (192)        395         203
                                         ------      ------     ------         -------      ------     -------
        Total interest income              (334)         79       (255)          1,102       2,890       3,992
                                        -------      ------     ------         -------      ------     -------
Interest expense
    Deposits                               (174)        621        447             358       2,850       3,208
    Borrowings                              259          35        294               6         407         413
                                        -------      ------     ------         -------      ------     -------
        Total interest expense               85         656        741             364       3,257       3,621
                                        -------      ------     ------         -------      ------     -------
Net interest income                       $(419)      $(577)     $(996)         $  738      $ (367)     $  371
                                        =======      ======     ======         =======      ======     =======

(1) Average balances and changes in interest income and interest expense related to the discontinued operations of Citizens have been eliminated.
(2)  Includes interest-earning overnight deposits and term deposits with the FHLB.


Provision for Loan Losses
         The provision for loan losses was $4,584,000 for the year ended December 31, 2007, compared to $847,000 for the year 2006. The increase in the provision in 2007 including $4,131,000 in the fourth quarter 2007 compared to the fourth quarter of 2006 reflects the increasing risk in the loan portfolio related to the current economic weakness and the additional stress this places on borrowers. Nonperforming loans were $6.4 million at December 31, 2007 and $3.7 million at December 31, 2006, or 2.33% and 1.36%, respectively, of total loans. The increase in nonperforming loans is primarily due to an increase in nonperforming real estate construction and development loans, primarily in the 1-4 family markets. The allowance for loan losses was $7.1 million and $3.7 million at December 31, 2007 and December 31, 2006, or 2.59% and 1.37%, respectively, of total loans. Net charge-offs were $1,189,000 in 2007 compared to $13,000 in 2006. The increase in net charge-offs in 2007 was primarily due to three large borrowers in the real estate construction and commercial and industrial portfolios. These charge-offs taken in the first quarter of 2007 had been adequately reserved for in previous periods.
         The provision for loan losses was $847,000 for the year ended December 31, 2006, compared to $354,000 for the year 2005. Nonperforming loans were $3.7 million at December 31, 2006 and $1.3 million at December 31, 2005, or 1.36% and 0.47%, respectively, of total loans. The increase in the level of nonperforming loans was primarily due to the result of one loan of $2.6 million that was placed on nonaccrual status in August 2006 in addition to several other smaller loans totaling $0.9 million placed on nonaccrual status during the third quarter of 2006 and a $0.4 million increase in loans delinquent over 90 days but still accruing at December 31, 2006 compared to the amount at December 31, 2005. A softening in the 1-4 family residential real estate and real estate construction markets contributed to the increase in nonperforming loans. The allowance for loan losses was $3.7 million and $2.9 million at December 31, 2006 and December 31, 2005, or 1.37% and 1.08%, respectively, of total loans.
         The Company maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, loan commitments outstanding, and other information relevant to assessing the risk of loss inherent in the loan portfolio. As a result of management's analysis, a range of the potential amount of the allowance for loan losses is determined.
         The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management's estimate of credit losses and the related allowance.

 Noninterest Income
         Noninterest income was $2.0 million for the year ended December 31, 2007, compared to $1.8 million for the year 2006. The gain on loan sales was down slightly for 2007 versus 2006 due to a decrease in volume in the last half of 2007 that reversed an increase in volume in the first half of 2007 versus a softened housing market leading to a slow down in secondary market mortgage activity and lower margins in 2006. The gain on loan sales was $878,000 for the year 2007 compared to $892,000 for the year 2006. Service charge income was $590,000 for the year 2007 compared to $518,000 for the year 2006. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositor. Currently, the Company is pursuing a strategy to increase its core deposit base by expanding the Company's offering of remote deposit capture products for current and prospective business depositors. Other factors which contributed to the increase in noninterest income was a reduction of the loss on other real estate owned from $120,000 in 2006 to $32,000 in 2007, a loss on sale of premises and equipment in 2006 of $32,000 compared to none in 2007 and an increase in cash value of life insurance from $199,000 in 2006 to $212,000 in 2007.
         Noninterest income was $1.8 million for the year ended December 31, 2006, compared to $7.0 million for the year 2005. The significant decrease in noninterest income for the year 2006 compared to the year 2005 resulted primarily from a $5.0 million gain on sale of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock recorded in the first quarter of 2005. The gain on loan sales decreased for the year 2006 compared to the year 2005 due to a slow down in secondary market mortgage activity and lower margins in 2006. The gain on loan sales was $892,000 for the year 2006 compared to $1,041,000 for the year 2005. Service charge income was $518,000 for the year 2006 compared to $391,000 for the year 2005. During March 2005, the Bank began offering products which include overdraft privileges on certain individual deposit products and cash management services for business depositors. Both of these products are fee-based and resulted in increases in service charge income. Other factors which primarily offset each other was a reduction of the loss on sale of premises and equipment which decreased from $156,000 in 2005 to $32,000 in 2006 which offset a loss of $120,000 in 2006 relating to other real estate owned compared to no activity in 2005. Factors contributing to the decrease in other noninterest income for the year 2006 was the Company's decision to exit the title insurance business at the end of November 2005 and a decrease in fees due to reduced activity relating to secondary market mortgage lending and a one time gain of $32,000 on long-term portfolio loans sold in the first quarter of 2005. The Company's title insurance company had approximately $264,000 of title insurance revenue for the year ended December 31, 2005.

Noninterest Expense
         Noninterest expense was $13.0 million for the year ended December 31, 2007 compared to $8.8 million for the year ended 2006. Contributing to the increase were increases in salaries and employee benefits due to merit and promotional salary increases and management additions including the hiring of an experienced commercial lending team in the second quarter of 2007, increased health care costs, increased stock option expense and increased restricted stock expense. Partially offsetting these increases in salaries and employee benefits was a reduction in the amount of expense necessary to cover the Company's 401(k) match as the match is now covered by released ESOP shares. Additional factors contributing to the overall increase in noninterest expenses were an increase in data processing expenses which was primarily due to the growth of the Bank's services and its continuing commitment to upgrade systems productivity and various increases in other noninterest expenses including an increase in expenses relating to other real estate owned due to the higher levels of other real estate owned and as previously discussed the litigation settlement of $281,000 and the goodwill impairment charge of $2,856,000. Other factors were an increase in net occupancy expenses relating to the Bank's branch expansion plans and certain equipment upgrades. Partially offsetting these increases was a decrease in professional fees due to a reduced amount of services required notwithstanding an increased amount of services required regarding preparation work for compliance with certain of the requirements of the Sarbanes-Oxley Act of 2002 which became effective in 2007.
         Noninterest expense was $8.8 million for the year ended December 31, 2006 compared to $10.1 million for the year ended 2005. Contributing to the decrease was a decrease in salaries and employee benefits due to the $356,000 which the Company accrued during the first quarter of 2005 for the severance expense relating to the retirement of the Company's former Chairman and Chief Executive Officer, a reduction in the commissions related to reduced activity in mortgage loan sales, a reduction in incentive accruals and a decrease in employee benefit expense due to a plan revision and a lower amount of ESOP contributions. Additional factors contributing to the decrease were reduced marketing expense and a reduction in professional fees in the year 2006 compared to the year 2005 due to a reduced amount of services required. Other factors included a higher level of other noninterest expenses in the first quarter of 2005 primarily related to integration items associated with the Merger, the Citizens disposal in January 2005 and the expenses relating to the title insurance company that was sold which was previously mentioned. Partially offsetting those factors was an increase in net occupancy expense due to the Bank's purchase of a building, located in Louisville, Kentucky to accommodate expansion. In April 2005, the Bank moved its finance and accounting, loan and deposit operations, and mortgage banking operations into the building and in November 2005 established a full service branch at this location. An additional factor offsetting the overall decrease in noninterest expense was an increase in data processing expense which was primarily due to the growth of the Bank's services and its commitment to upgrade systems productivity and the effects of a refund received in the first quarter of 2005 from a previous third party data processing company of the Bank.

Income Tax Expense (Benefit)
         The effective income tax rate on income (loss) from continuing operations was (20.0%) for the year ended December 31, 2007 compared to 28.9% for the year 2006. The change in the effective tax rate is primarily due to the change in income from continuing operations and the effect of the nontaxable goodwill impairment charge.
         The effective income tax rate on income from continuing operations was 28.9% for the year ended December 31, 2006 compared to 33.6% for the year 2005. The decrease in the effective tax rate is primarily due to an increase in the percentage of tax exempt interest income compared to income from continuing operations.

Financial Condition
         The Company's total assets were $347.7 million at December 31, 2007 compared to $342.8 million at December 31, 2006, an increase of $4.9 million or 1.4%. Cash and cash equivalents increased $9.0 million, loans held for sale increased $1.7 million, interest receivable and other assets increased $1.2 million and bank owned life insurance went up $0.2 million, while net loans decreased $2.0 million, investments decreased $1.5 million, goodwill was written down $2.9 million, other real estate owned went down $0.4 million, and premises and equipment decreased $0.4 million.
         Loans, gross of the allowance for loan losses, were $275.6 million at December 31, 2007, compared to $274.2 million at December 31, 2006, an increase of $1.4 million or 0.5%. The increase was primarily due to increases in the real estate commercial and commercial loan portfolios, which increased $10.4 million or 20.9% and $4.7 million or 23.0%, respectively, coupled with a partially offsetting decrease in residential real estate loans which decreased $12.7 million or 10.4%. All loan categories increased or remained the same as a percentage of total loans, except residential real estate loans, which decreased from approximately 45% to 40% of total loans and home equity loans which decreased from 5% to 4%. The decrease in residential real estate loans as a percentage of total loans is partly due to those loans now being sold in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.
         Deposits increased $0.5 million or 0.2% to $254.6 million at December 31, 2007 compared to $254.1 million at December 31, 2006. This increase was attributable to an increase in savings, NOW and money market deposits of $24.0 million which offset a decrease in time deposits and demand deposits of $20.7 million and $2.8 million, respectively. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign promoting a more competitively priced NOW account product in an effort to reduce the Company's dependency on higher costing time deposits.
         Short-term borrowings decreased $0.5 million to $36.0 million at December 31, 2007, compared to $36.5 million at December 31, 2006 while long-term debt increased $10.0 million to $20.3 million at December 31, 2007, compared to $10.3 million at December 31, 2006. The increase in long-term debt was due to the Company deciding to utilize a long-term FHLB fixed rate advance and thus reducing the level of short-term FHLB advances. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Liquidity
         Liquidity to meet borrowers' credit and depositors' withdrawal demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from depositors. Additional sources of liquidity include brokered deposits, advances from the FHLB and other short-term borrowings, such as federal funds purchased and securities sold under repurchase agreements.
         At December 31, 2007 and December 31, 2006, brokered deposits were $38.2 million and $23.7 million, respectively. The weighted average cost and maturity of brokered deposits were 4.67% and four months at December 31, 2007 compared to 4.86% and six months at December 31, 2006. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand when pricing for brokered deposits is more favorable than short-term borrowings or rates within the Company's local markets.
         At December 31, 2007 and December 31, 2006, the Bank had total FHLB advances outstanding of $46.0 million and $36.0 million, respectively, with $11.0 million and $1.0 million, respectively, included in long-term debt in the accompanying consolidated balance sheet and the remaining amount included in short-term borrowings. Additionally, the Bank had $35.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $37.0 million.
         The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. At January 1, 2008, the Bank was no longer able to pay dividends to the Company without regulatory approval due to the net loss incurred in the Bank in the fourth quarter of 2007 primarily due to the substantial increase in the provision for loan losses and the goodwill impairment charge. At January 1, 2008 the Bank's retained net losses, less dividends declared during the preceding two years was approximately $1,279,000. The Company currently has sufficient assets at the holding company to allow it to pay another quarterly dividend in May 2008 (after the quarterly dividend that was paid in February 2008) at the current quarterly dividend rate and expects to request regulatory approval for any additional cash flow needs prior to closing the transaction with MainSource (see note 13 for additional information on capital requirements and restrictions on retained earnings and note 22 for additional information regarding the pending acquisition of the Company by MainSource).
         The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying consolidated balance sheet with $4.1 million of the debentures being variable rate obligations with interest rates that reprice quarterly (March 26, June 26, September 26 and December 26) and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. The weighted average rate on the variable rate obligations was 8.46% for 2007 compared to 8.24% in 2006. At December 31, 2007 the rate on the variable rate obligations was 8.01% compared to 8.52% at December 31, 2006. The remaining $5.2 million of debentures carry a fixed interest rate of 6.4% until March 26, 2008 when the debentures become variable rate obligations that reprice quarterly at the three-month LIBOR rate plus 3.15%. At the rates that were in effect at December 31, 2007, the Company's cash requirement to service interest on the debentures for 2008 was $660,000.

Sources and Uses of Cash
         The Company derives most of its cash flow from the Bank's activities. Cash flow of the Bank is provided primarily through financing activities, which include net increases in deposits and short-term borrowings. These funds are used to fund investing activities, which include making loans and increasing the investment portfolio.

Off-Balance Sheet Arrangements
         In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements. Such transactions include traditional off-balance sheet credit-related financial instruments, and commitments under long-term debt and operating lease agreements.
         The Company provides customers with off-balance sheet credit support through loan commitments, unused lines of credit, letters of credit, and commitments to sell loans. A summary of these financial instruments at December 31, 2007 follows:

                                                       Less than     1 to 3     3 - 5        Over 5
                                           Total       one year      years      years        years
                                           -----       --------      -----      -----        -----
                                                                (in thousands)
Off- balance sheet items:
    Commitments to make loans             $19,804       $19,804      $    -    $    -       $    -
    Unused lines of credit                 44,002        24,644       9,420     3,125        6,813
    Performance letters of credit           2,608           730       1,796        82            -
    Mortgage banking rate-lock              3,122         3,122           -         -            -


         Since many of the commitments and unused lines of credit are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements.

Contractual Obligations
         The Company is required to make future payments on long-term debt, which includes long-term FHLB advances and subordinated debentures. In addition to owned banking facilities, the Company has entered into long-term leases to support its activities. A summary of these aggregate contractual obligations at December 31, 2007 follows:

                                                                 Payments Due by Period
                                                    -----------------------------------------------
                                                    Less than       1 to 3       3 to 5      Over 5
                                         Total      one year        years        years       years
                                         -----      --------        -----        -----       ------
                                                                  (in thousands)
Aggregate contractual obligations:
    FHLB borrowings                     $11,000      $10,000         $  -        $1,000     $     -
    Subordinated debentures               9,279            -            -             -       9,279
    Operating lease commitments           2,805          264          563           572       1,406
                                        -------      -------         ----        ------     -------
           Total                        $23,084      $10,264         $563        $1,572     $10,685
                                        =======      =======         ====        ======     =======


Asset/Liability Management
         The Bank, like many other financial institutions, is vulnerable to an increase in interest rates to the extent interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. Historically, the lending activities of commercial banks emphasized the origination of short to intermediate term variable rate loans that are more closely matched with the deposit maturities and repricing of interest-bearing liabilities which occur closer to the same general time period. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during periods of declining interest rates, it is generally detrimental during periods of rising interest rates.
         To reduce the effect of interest rate changes on net interest income, the Bank has adopted various strategies to improve matching interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include; originating variable rate commercial loans that include interest rate floors; originating one-to-four family residential mortgage loans with adjustable rate features, or fixed rate loans with short maturities; maintaining interest-bearing demand deposits, federal funds sold, and U.S. government securities with short to intermediate term maturities; maintaining an investment portfolio that provides stable cash flows, thereby providing investable funds in varying interest rate cycles; lengthening the maturities of our time deposits and borrowings when it would be cost effective; and attracting low cost checking and transaction accounts, which tend to be less interest rate sensitive when interest rates increase.
         The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of December 31, 2007, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest income would increase by 1.5% and increase by 3.8%, respectively. The risk position of the Bank is within the Bank's policy limits.

Regulatory Matters
         On November 20, 2007, the Bank received its most recent Community Reinvestment Act ("CRA") Performance Evaluation prepared as of September 17, 2007. The Bank was assigned a "Satisfactory" rating which replaced the previous rating of "Needs to Improve" which the Bank had received on July 20, 2006. The previous rating was due in part to the Bank's low level of residential lending to low and moderate income borrowers within the Louisville, Kentucky Metropolitan Statistical Area. Management had taken appropriate steps to improve the residential lending issues cited by the Federal Deposit Insurance Corporation ("FDIC") during the 2006 CRA Performance Evaluation and those actions along with other steps taken resulted in the higher rating from the 2007 CRA Performance Evaluation. By statute, a bank with a "less than satisfactory" CRA rating has limitations on certain future business activities until the CRA rating improves. A "Satisfactory" rating has no such limitations.

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

             Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
1st Independence Financial Group, Inc.
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of 1st Independence Financial Group, Inc. (Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Louisville, Kentucky
April 11, 2008

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                        December 31,             December 31,
                                                                            2007                     2006
                                                                      ---------------          ---------------
Assets
Cash and and due from banks                                                 $ 11,118                 $ 16,678
Interest-bearing demand deposits                                               7,789                    6,370
Federal funds sold                                                            13,711                      531
                                                                      --------------            -------------
         Cash and cash equivalents                                            32,618                   23,579
Inerest-bearing deposits                                                         100                      100
Available-for-sale securities at fair value                                   15,045                   16,421
Held-to-maturity securities, fair value of $1,750 and
    $1,930 at December 31, 2007 and 2006, respectively                         1,745                    1,900
Loans held for sale                                                            2,874                    1,227
Loans, net of allowance for loan losses of $7,140 and
     $3,745 at December 31, 2007 and 2006, respectively                      268,448                  270,478
Premises and equipment, net                                                    7,954                    8,322
Federal Home Loan Bank (FHLB) stock                                            2,313                    2,313
Bank owned life insurance                                                      3,647                    3,435
Goodwill                                                                       8,286                   11,142
Other real estate owned                                                           58                      433
Interest receivable and other assets                                           4,630                    3,456
                                                                       -------------            -------------
         Total assets                                                       $347,718                 $342,806
                                                                       =============            =============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                               $ 15,491                 $ 18,261
       Savings, NOW and money market                                         102,064                   78,083
       Time                                                                  137,030                  157,733
                                                                       -------------            -------------
         Total depositsotal deposits                                         254,585                  254,077
Short-term borrowings                                                         36,011                   36,526
Long-term debt                                                                20,279                   10,279
Interest payable and other liabilities                                         1,567                    1,621
                                                                       -------------            -------------
         Total liabilities                                                   312,442                  302,503
                                                                       -------------            -------------
Commitments and contingencies                                                      -                        -
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                                  -                        -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,995,744 shares and 1,995,594 shares outstanding at
     December 31, 2007 and 2006, respectively                                    296                      296
Additional paid-in capital                                                    39,898                   39,775
Retained earnings                                                              9,767                   15,169
Unearned ESOP compensation                                                      (166)                    (291)
Accumulated other comprehensive income (loss)                                     56                      (71)
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at December 31, 2007 and
     and 2006, respectively                                                  (14,575)                 (14,575)
                                                                       -------------            -------------
         Total stockholders' equity                                           35,276                   40,303
                                                                       -------------            -------------
         Total liabilities and stockholders' equity                         $347,718                 $342,806
                                                                       =============            =============

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Consolidated Statements of Operations
                      (in thousands except per share data)

                                                            Year ended       Year ended       Year ended
                                                           December 31,     December 31,     December 31,
                                                               2007             2006             2005
                                                           ----------      -----------       -----------
Interest and dividend income
       Loans, including fees                                 $20,411          $20,798           $17,009
       Securities
           Taxable                                               651              649               693
           Tax exempt                                            176              183               125
       Federal funds sold                                        442              368               332
       Dividends                                                 193              158               143
       Deposits with financial institutions                      310              282               144
                                                           ---------        ---------         ---------
                   Total interest and dividend income         22,183           22,438            18,446
                                                           ---------        ---------         ---------
Interest expense
       Deposits                                               10,507           10,060             6,852
       FHLB advances                                           1,328            1,023               727
       Other                                                     721              732               615
                                                           ---------        ---------         ---------
                   Total interest expense                     12,556           11,815             8,194
                                                           ---------        ---------         ---------
Net interest income                                            9,627           10,623            10,252
Provision for loan losses                                      4,584              847               354
                                                           ---------        ---------         ---------
Net interest income after provision for loan losses            5,043            9,776             9,898
                                                           ---------        ---------         ---------
Noninterest income
       Service charges                                           590              518               391
       Gain on loan sales                                        878              892             1,041
       (Loss) on sale of premises and equipment                    -              (32)             (156)
       (Loss) on other real estate owned                         (32)            (120)                -
       Increase in cash value of life insurance                  212              199               188
       Net realized gains on sales of
         available-for-sale securities                             1                -             4,883
       Other                                                     342              334               610
                                                           ---------        ---------         ---------
                   Total noninterest income                    1,991            1,791             6,957
                                                           ---------        ---------         ---------
Noninterest expense
       Salaries and employee benefits                          4,977            4,162             4,850
       Net occupancy expense                                   1,647            1,586             1,431
       Data processing fees                                      820              759               630
       Professional fees                                         359              590               785
       Marketing expense                                          99              104               362
       Goodwill impairment                                     2,856                -                 -
       Other                                                   2,243            1,638             2,035
                                                           ---------        ---------         ---------
                   Total noninterest expense                  13,001            8,839            10,093
                                                           ---------        ---------         ---------
Income (loss) from continuing operations before income
    taxes and minority interest                               (5,967)           2,728             6,762
Income tax expense (benefit) from continuing operations       (1,196)             788             2,273
                                                           ---------        ---------         ---------
Income (loss) from continuing operations before minority
    interest and discontinued operations                      (4,771)           1,940             4,489
Income from subsidiary held for disposal                           -                -                 6
Income tax expense from subsidiary held for disposal               -                -                 2
                                                           ---------        ---------         ---------
Income (loss) before minority interest                        (4,771)           1,940             4,493
Minority interest in (income) of consolidated subsidiary
    and subsidiary held for disposal                               -                -               (12)
                                                           ---------        ---------         ---------
Net income (loss)                                            $(4,771)         $ 1,940            $4,481
                                                           =========        =========         =========

Income (loss) per share from continuing operations
       Basic                                                  ($2.42)           $1.00             $2.38
       Diluted                                                 (2.42)            0.99              2.33
Income per share from subsidiary held for disposal
       Basic                                                   $0.00            $0.00             $0.00
       Diluted                                                  0.00             0.00              0.00
Net income (loss) per share
       Basic                                                  ($2.42)           $1.00             $2.37
       Diluted                                                 (2.42)            0.99              2.32

Weighted average shares outstanding
       Basic                                                   1,970            1,941             1,889
       Diluted                                                 1,970            1,957             1,929

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
             Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                   Year ended     Year ended     Year ended
                                                                  December 31,   December 31,   December 31,
                                                                     2007           2006            2005
                                                                  ----------     ----------     -----------

Net income (loss)                                                  $(4,771)        $1,940          $4,481
Other comprehensive income (loss), net of tax
     Change in unrealized gains and losses on available-for-sale
         securities                                                    128             66            (686)
     Less reclassification adjustment for realized gains (losses)
         included in net income (loss)                                   1              -           3,223
                                                                  --------       --------        --------
             Other comprehensive income (loss)                         127             66          (3,909)
                                                                  --------       --------        --------
Comprehensive income (loss)                                        $(4,644)        $2,006            $572
                                                                  ========       ========        ========

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                 (in thousands except share and per share data)

                                Common Stock                                                   Accumulated
                              ----------------  Additional           Unearned                     Other                   Total
                              Number of          Paid-in   Retained    ESOP         Unearned   Comprehensive Treasury  Stockholders'
                               Shares   Amount   Capital   Earnings Compensation  Compensation Income (Loss)   Stock      Equity
                              --------- ------  ---------- -------- ------------  ------------ ------------  --------  -------------
Balance December 31, 2004     1,916,368   $289   $38,588   $10,122    $(490)          $  -      $ 3,772     $(14,575)    $37,706
Net income                            -      -         -     4,481        -              -            -            -       4,481
Cash dividends declared,
   $0.40 per share                    -      -         -      (754)       -              -            -            -        (754)
Change in other comprehensive
   income (loss), net of tax          -      -         -         -        -              -       (3,909)           -      (3,909)
Exercise of stock options        54,500      5       877         -        -              -            -            -         882
Retirement of stock received
  as part of exercise of
  stock options                 (20,960)    (2)     (411)        -        -              -            -            -        (413)
Issuance of restricted stock      2,000      -        38         -        -            (38)           -            -           -
Forfeiture of restricted stock     (500)     -        (9)        -        -              9            -            -           -
Amortization of unearned
  compensation                        -      -         -         -        -              5            -            -           5
ESOP shares released                  -      -       153         -      110              -            -            -         263
                              ---------   ----   -------   -------    -----           ----      -------     --------     -------
Balance December 31, 2005     1,951,408   $292   $39,236   $13,849    $(380)          $(24)     $  (137)    $(14,575)    $38,261
Net income                            -      -         -     1,940        -              -            -            -       1,940
Cash dividends declared,
   $0.32 per share                    -      -         -      (620)       -              -            -            -        (620)
Change in other comprehensive
   income (loss), net of tax          -      -         -         -        -              -           66            -          66
Exercise of stock options        51,500      5       736         -        -              -            -            -         741
Retirement of stock received
  as part of exercise of
  stock options                 (14,314)    (1)     (246)        -        -              -            -            -        (247)
Issuance of restricted stock      7,000      1        (1)        -        -              -            -            -           -
Accrual of compensation expense
  for stock options                   -      -        40         -        -              -            -            -          40
Amortization of unearned
  compensation                        -      -        19         -        -              -            -            -          19
ESOP shares released                  -      -        14         -       89              -            -            -         103
Other                                 -     (1)      (23)        -        -             24            -            -           -
                              ---------   ----   -------   -------    -----           ----      -------     --------     -------
Balance December 31, 2006     1,995,594   $296   $39,775   $15,169    $(291)          $  -      $   (71)    $(14,575)    $40,303
Net income (loss)                     -      -         -    (4,771)       -              -            -            -      (4,771)
Cash dividends declared,
   $0.32 per share                    -      -         -      (631)       -              -            -            -        (631)
Change in other comprehensive
   income (loss), net of tax          -      -         -         -        -              -          127            -         127
Repurchase and retirement of
  common stock                   (2,200)     -       (37)        -        -              -            -            -         (37)
Issuance of restricted stock      2,750      -         -         -        -              -            -            -           -
Forfeiture of restricted stock     (400)     -         -         -        -              -            -            -           -
Accrual of compensation expense
  for stock options                   -      -        59         -        -              -            -            -          59
Amortization of unearned
  compensation                        -      -        30         -        -              -            -            -          30
ESOP shares released                  -      -        72         -      125              -            -            -         197
Other                                 -      -        (1)        -        -              -            -            -          (1)
                              ---------   ----   -------   -------    -----           ----      -------     --------     -------
Balance December 31, 2007     1,995,744   $296   $39,898   $ 9,767    $(166)          $  -      $    56     $(14,575)    $35,276
                              =========   ====   =======   =======    =====           ====      =======     ========     =======

                 See notes to consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                        Year ended      Year ended      Year ended
                                                                       December 31,    December 31,    December 31,
                                                                           2007            2006            2005
                                                                       -----------     -----------     ------------
Cash Flows from Operating Activities:
   Net income (loss)                                                      $(4,771)        $ 1,940          $ 4,481
   Adjustments to reconcile net income (loss) to net cash provided by operations:
        Depreciation                                                          719             716              613
        Provision for loan losses                                           4,584             847              354
        Goodwill impairment                                                 2,856               -                -
        Gain on loan sales                                                   (878)           (892)          (1,041)
        Origination of loans held for sale                                (47,714)        (46,830)         (60,408)
        Proceeds from loans held for sale                                  46,945          47,773           62,515
        Compensation expense on stock options                                  59              40                -
        ESOP compensation                                                     197             103              210
        Amortization of unearned compensation on restricted stock              30              19                5
        Amortization of premiums and discounts on securities                   26              32              117
        Deferred income taxes                                              (1,401)           (395)               3
        FHLB stock dividend                                                     -            (122)            (100)
        Amortization of loan fees                                            (209)           (358)            (330)
        Amortization of intangibles, net                                      224             259              336
        Net realized (gains) losses on available-for-sale securities           (1)              -           (4,883)
        Loss on sale of premises and equipment                                  -              32              156
        Minority interest in income of consolidated subsidiary and
             subsidiary held for disposal                                       -               -               12
        Increase in cash value of life insurance                             (212)           (199)            (188)
        (Income) from subsidiary held for disposal                              -               -               (4)
   Changes in:
          Decrease (increase) in interest receivable and other assets       2,888             (70)            (594)
          (Decrease) increase in interest payable and other liabilities      (119)            120              507
                                                                          -------         -------          -------
                 Net cash provided by operating activities                  3,223           3,015            1,761
                                                                          -------         -------          -------
Cash Flows from Investing Activities:
   Purchase of interest-bearing deposits                                        -            (100)               -
   Proceeds from maturities of interest-bearing deposits                        -             100                -
   Purchases of available-for-sale securities                              (4,009)         (2,538)          (7,319)
   Proceeds from maturities and calls of available-for-sale securities      5,550           2,321            5,474
   Proceeds from sales of available-for-sale securities                         -               -           11,267
   Proceeds from maturities of held-to-maturity securities                    152              68              165
   Net (increase) in loans                                                 (4,851)         (4,901)         (33,578)
   Purchases of premises and equipment                                       (351)           (855)          (3,635)
   Proceeds from sales of premises and equipment                                -               -               24
   Proceeds from sale of FHLB stock                                             -             498                -
   Proceeds, net  from sale of subsidiaries                                     -               -            2,260
                                                                          -------         -------          -------
        Net cash (used in) investing activities                            (3,509)         (5,407)         (25,342)
                                                                          -------         -------          -------
Cash Flows from Financing Activities:
   Net increase (decrease) in deposits                                        508         (10,245)          40,968
   Net (decrease) increase in short-term borrowings                          (515)         17,779           (4,486)
   Proceeds from issuance of long-term debt                                10,000               -                -
   Repayment of long-term debt                                                  -          (3,000)          (1,000)
   Repurchase and retirement of common stock                                  (37)              -                -
   Proceeds from exercise of stock options                                      -             494              470
   Cash dividends paid                                                       (631)           (620)            (754)
                                                                          -------         -------          -------
        Net cash provided by financing activities                           9,325           4,408           35,198
                                                                          -------         -------          -------
Net increase in cash and cash equivalents                                   9,039           2,016           11,617
Cash and cash equivalents at beginning of period                           23,579          21,563            9,946
                                                                          -------         -------          -------
Cash and cash equivalents at end of period                                $32,618         $23,579          $21,563
                                                                          =======         =======          =======
Supplemental Cash Flow Information:
    Interest paid                                                         $12,525         $11,664          $ 7,800
    Income taxes paid                                                         137           1,248            1,965
    Net increase in cash and cash equivalents of
         discontinued operations
       Net cash (used in) provided by operating activities                      -               -               (5)
       Net cash provided by investing activities                                -               -            1,647
       Net cash (used in) financing activities                                  -               -             (361)
                                                                          -------         -------     ------------
    Net increase in cash and cash equivalents of discontinued operations        -               -            1,281
                                                                          -------         -------     ------------
    Real estate acquired in settlement of loans                             2,328             710               33
    Sale and financing of foreclosed assets                                 2,807               -                -

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and goodwill impairment. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

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

Bank Owned Life Insurance
The Bank has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value.

Goodwill
Goodwill is tested for impairment annually (as of the end of the third quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

Treasury Stock
Treasury stock is stated at cost. Cost is determined by the average cost method.

Stock Options
The Company has two stock-based employee compensation plans ("Plans"), which are described more fully in note 16. Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company followed the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense was recognized for the year ended December 31, 2005 for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and basic and diluted net income per share had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123 (in thousands except per share data):

                                            Year ended
                                            December 31,
                                                2005
                                                ----
Net income as reported                         $4,481
Less total stock-based employee
compensation expense (including
forfeitures of $65) determined under
fair value method for all awards, net of
related tax effects                               (47)
                                               ------
Pro forma net income                           $4,528
                                               ======
Basic net income per share
    As reported                                 $2.37
    Pro forma                                    2.40
Diluted net income per share
    As reported                                 $2.32
    Pro forma                                    2.35

The weighted average fair value of stock options granted in 2007, 2006 and 2005 was $4.45, $4.87 and $6.65, respectively, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                     Year ended       Year ended     Year ended
                                    December 31,     December 31,   December 31,
                                       2007             2006             2005
                                       ----             ----             ----
Risk-free interest rate                4.82%            4.72%             4.17%
Dividend yield                         1.94%            1.80%             1.69%
Volatility factor                        22%              22%               27%
Expected term of options (in years)       7                7                10

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.123R, "Share-Based Payment" ("SFAS 123R"). This Statement requires expensing of stock options and other share-based payments over the related vesting period and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options and showing pro forma disclosure only. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. Beginning in January 2006, the Company adopted the Statement as required and elected the "modified prospective" method and thus has not restated prior financial statements. For the year ended December 31, 2007 and 2006, the Company recorded $60,000 and $40,000, respectively, in employee stock-based compensation expense, which is included in salaries and employee benefits. As of December 31, 2007 and 2006, there was $24,000 and $22,000, respectively, of unrecognized stock-compensation expense for previously granted unvested options that will be recognized for both years over a weighted-average period of 1.4 years.

Income Taxes
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's financial statements.

The Company records interest related to income tax matters as other interest expense and penalties related to income tax matters as other noninterest expense.

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

Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS 157") which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB proposed FASB Staff Positions (FSP) 157-a, 157-b, and 157-c. FSP 157-a amends SFAS 157 to exclude Financial Accounting Standards No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-a and 157-b were due in January 2008, while public comments on FSP 157-c were due in February 2008. Based upon pronouncements issued to date, the Company has determined that the adoption of this Standard will not have a material impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 in the first quarter of 2008. The Company has determined that the adoption of this Standard will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which replaces Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the potential impact this Statement may have on the Company's future financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." ("SFAS 160"). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The Statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Statement also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the potential impact this Statement may have on the Company's financial position, results of operations and cash flows, but does not believe the impact of the adoption will be material.

Reclassifications
Certain prior year amounts have been reclassified to conform with current classifications. These reclassifications had no effect on net income.

2.  Restrictions on Cash and Due from Banks
The Bank is required by law to maintain average reserve balances, in the form of vault cash and non-interest bearing balances with the Federal Reserve Bank, against a percentage of certain deposit liabilities. The reserve required was approximately $4,945,000 and $2,252,000 at December 31, 2007 and 2006,
respectively.

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

4.  Securities
The amortized cost and approximate fair value of securities are as follows (in thousands):

                                                                    Gross          Gross
                                                  Amortized      Unrealized      Unrealized      Approximate
                                                    Cost            Gains         (Losses)        Fair Value
                                                 -----------    ------------    ------------    -------------
Available-for-sale securities
      December 31, 2007
          U.S. government agencies                $     -           $  -          $   -            $     -
          State and municipal                       2,448             18            (10)             2,456
          Mortgage-backed                          12,513            100            (24)            12,589
                                                  -------           ----          -----            -------
                                                  $14,961           $118          $ (34)           $15,045
                                                  =======           ====          =====            =======
      December 31, 2006
          U.S. government agencies                $ 1,999           $  -          $ (14)           $ 1,985
          State and municipal                       2,638             20            (17)             2,641
          Mortgage-backed                          11,892             30           (127)            11,795
                                                  -------           ----          -----            -------
                                                  $16,529           $ 50          $(158)           $16,421
                                                  =======           ====          =====            =======
Held-to-maturity securities
      December 31, 2007
          State and municipal                     $ 1,745           $ 20          $ (15)           $ 1,750
          Mortgage-backed                               -              -              -                  -
                                                  -------           ----          -----            -------
                                                  $ 1,745           $ 20          $ (15)           $ 1,750
                                                  =======           ====          =====            =======
      December 31, 2006
          State and municipal                     $ 1,900           $ 54          $ (24)           $ 1,930
          Mortgage-backed                               -              -              -                  -
                                                  -------           ----          -----            -------
                                                  $ 1,900           $ 54          $ (24)           $ 1,930
                                                  =======           ====          =====            =======

The amortized cost and approximate fair value of available-for-sale securities and held-to-maturity securities at December 31, 2007, by contractual maturity, are shown in the following table (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Available for Sale                  Held to Maturity
                                               ---------------------------       ---------------------------
                                               Amortized       Approximate       Amortized       Approximate
                                                 Cost           Fair Value          Cost          Fair Value
                                               ---------      ------------      -----------     ------------
Due within one year                             $     -         $     -           $   40           $   40
Due after one year through five years                 -               -               15               15
Due after five years through ten years            1,012           1,004            1,443            1,445
Due after ten years                               1,436           1,452              247              250
Mortgage-backed securities                       12,513          12,589                -                -
                                                -------         -------           ------           ------
                                                $14,961         $15,045           $1,745           $1,750
                                                =======         =======           ======           ======

The approximate fair value of available-for-sale securities pledged as collateral to secure public deposits and for other purposes, was $3,352,000 and $3,312,000 at December 31, 2007 and 2006, respectively.

Gross gains of $1,000 and no gross losses resulting from early calls of available-for-sale securities were realized for the year ended December 31, 2007 and gross gains of $5,012,000 and gross losses of $129,000 resulting from sales of available-for-sale securities were realized for the year ended December 31, 2005. There were no sales of securities for the year ended December 31, 2006.

The following table is a summary of investment securities with gross unrealized losses at December 31, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

                                    Less than 12 months          12 months or longer                 Total
                                    -------------------          -------------------        -----------------------
                                                Unrealized                   Unrealized                   Unrealized
                                 Fair Value       Losses       Fair Value      Losses      Fair Value       Losses
                                 ----------     ----------     ----------    ----------    ----------     ----------
December 31, 2007
U.S. government agencies           $    -           $ -         $     -        $   -        $     -        $   -
State and municipal                     -             -           1,074          (25)         1,074          (25)
Mortgage-backed                        54             -           4,296          (24)         4,350          (24)
                                   ------           ---         -------        -----        -------        -----
Total temporarily impaired         $   54           $ -         $ 5,370        $ (49)       $ 5,424        $ (49)
                                   ======           ===         =======        =====        =======        =====

December 31, 2006
U.S. government agencies           $  998           $(1)        $   987        $ (13)       $ 1,985        $ (14)
State and municipal                     -             -           2,757          (41)         2,757          (41)
Mortgage-backed                     1,373            (5)          8,386         (122)         9,759         (127)
                                   ------           ---         -------        -----        -------        -----
Total temporarily impaired         $2,371           $(6)        $12,130        $(176)       $14,501        $(182)
                                   ======           ===         =======        =====        =======        =====


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

5.  Loans and Allowance for Loan Losses
The composition of the loan portfolio at each of the dates indicated was as follows (in thousands):

                                         December 31,     December 31,
                                            2007             2006
                                            ----             ----
Residential real estate                   $108,557         $121,216
Commercial real estate                      60,357           49,943
Commercial                                  25,092           20,393
Construction                                64,710           64,244
Consumer                                     4,563            4,401
Home equity                                 12,309           14,026
                                          --------         --------
          Total loans                      275,588          274,223
Less allowance for loan losses               7,140            3,745
                                          --------         --------
           Net loans                      $268,448         $270,478
                                          ========         ========

Activity in the allowance for loan losses was as follows (in thousands):

                                    Year ended     Year ended      Year ended
                                    December 31,   December 31,    December 31,
                                       2007           2006            2005
                                       ----           ----            ----
Balance at the beginning of period   $3,745         $2,911          $2,549
Provision for loan losses             4,584            847             354
Loans charged off                    (1,198)           (17)            (11)
Recoveries on loans                       9              4              19
                                     ------         ------          ------
Balance at end of period             $7,140         $3,745          $2,911
                                     ======         ======          ======

Impaired loans were as follows (in thousands):

                                               Year ended     Year ended     Year ended
                                               December 31,   December 31,   December 31,
                                                  2007           2006           2005
                                                  ----           ----           ----
Impaired loans at end of period                 $6,321         $3,398           $514
Impaired loans at end of period with
  allowance allocated                            5,424          3,351            448
Allowance allocated for impaired loans             840            610            128
Average impaired loans during the period         3,930          3,372            511
Interest income recognized during the period       334            114             19
Interest income received during the period         202            114             18



Nonperforming loans were as follows (in thousands):

                                       December 31,    December 31,
                                          2007            2006
                                          ----            ----
Loans past due 90 days or more
  and still on accrual                  $  151          $   31
Nonaccrual loans                         6,269           3,698
                                        ------          ------
Total nonperforming loans               $6,420          $3,729
                                        ======          ======

Loans held for sale activity is as follows (in thousands):

                                     Year ended     Year ended      Year ended
                                     December 31,   December 31,    December 31,
                                        2007           2006            2005
                                        ----           ----            ----
Balance at the beginning of period   $ 1,227        $ 1,278         $ 2,344
Origination of loans held for sale    47,714         46,830          60,408
Sales proceeds                       (46,945)       (47,773)        (62,515)
Gain on sales of loans                   878            892           1,041
                                     -------        -------         -------
Balance at end of period             $ 2,874        $ 1,227         $ 1,278
                                     =======        =======         =======

In conjunction with the mortgage banking activities, the Company enters into commitments to originate and commitments to sell loans, both of which are considered derivatives. The Company's commitments are generally for fixed rate mortgage loans, lasting 45 days and are at market rates when initiated. The Company had commitments to originate $3,122,000 and $5,773,000 in loans as of December 31, 2007 and 2006, respectively, which it intends to sell.

6.  Premises and Equipment
A summary of premises and equipment follows (in thousands):

                                       December 31,    December 31,
                                          2007            2006
                                          ----            ----
Land                                   $ 1,487         $ 1,487
Buildings and improvements               6,456           6,473
Furniture, fixtures and equipment        3,028           2,598
Construction in progress                     -              63
                                       -------         -------
                                        10,971          10,621
Less accumulated depreciation            3,017           2,299
                                       -------         -------
    Net premises and equipment         $ 7,954         $ 8,322
                                       =======         =======

Depreciation expense was $719,000, $716,000 and $613,000 for the year ended December 31, 2007, 2006 and 2005, respectively.

7.  Goodwill and Intangible Assets
During November 2007, the Company performed its annual impairment test of goodwill as of September 30, 2007 with no indication of any impairment. Even though the Company determined there was no goodwill impairment as of September 30, 2007, the future occurrence of a potential indicator of impairment being the more-likely-than-not-expectation that the Company will be sold (see note 22 for more information) required the Company to perform an interim assessment. The fair value of the Company was determined based on a weighted distribution of values derived from the following different approaches: asset value method, earnings value method, transaction value method, and acquisition analysis. The Company then calculated the fair value of its net assets (assets less liabilities) which was greater than the fair value of the Company. As such, the fair value of the Company was not sufficient to support the goodwill and resulted in a goodwill impairment charge of $2,856,000 recorded effective December 31, 2007. The change in the carrying amount of goodwill is as follows (in thousands):

                                     Year ended      Year ended     Year ended
                                     December 31,    December 31,   December 31,
                                        2007            2006           2005
                                        ----            ----           ----
Balance at the beginning of period   $11,142         $11,142        $11,142
Impairment                            (2,856)              -              -
                                     -------         -------        -------
Balance at end of period             $ 8,286         $11,142        $11,142
                                     =======         =======        =======

The Company also has a core deposit intangible of $258,000 that was recorded in 2004 relating to an acquisition. The amount is being amortized over eight years using an accelerated method. Net core deposit intangible is as follows (in thousands):

                                  December 31,     December 31,    December 31,
                                     2007             2006            2005
                                     ----             ----            ----
Core deposit intangible              $258             $258            $258
Less accumulated amortization         165              125              78
                                     ----             ----            ----
    Net core deposit intangible      $ 93             $133            $180
                                     ====             ====            ====

Estimated amortization expense for each of the next five years follows (in thousands):

                           2008                                        $33
                           2009                                         26
                           2010                                         19
                           2011                                         11
                           2012                                          4

8.  Leases
A lease was entered into in December 2000 to lease an office facility which is now the Bank's New Albany, Indiana branch from an entity owned by the Company's Chairman of the Board of Directors under an operating lease for 15 years. Base monthly rentals are currently $11,239, with the next increase in January 2011 equal to the percentage increase in the U. S. Consumer Price Index - All Urban Consumers ("CPI-U") for the prior five-year period. The Company may purchase the facility at any time for $1,187,000, plus an increase equal to the percentage increase in the CPI-U from January 1, 2001, until the month of purchase.

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

A lease was entered into in May 2004 to lease an office facility for the Bank's Clarksville, Indiana branch from an entity owned by the Company's Chairman of the Board of Directors under an operating lease starting in October 2004 for 15 years. In March 2006 that entity sold the office facility to an unrelated third party which assumed the lease arrangement. The lease contains a provision for additional rent in addition to the base rent for common area expenses. This common area expense rent adjusts annually based upon the actual expenses paid by the landlord. Monthly payments are $5,236, $5,603 and $6,302 through September 2009, 2014 and 2019, respectively.

Rent expense for operating leases was $313,000, $260,000 and $267,000 for the year ended December 31, 2007, 2006 and 2005, respectively. Rent expense paid to related parties was $139,000, $140,000 and $181,000 for the year ended December 31, 2007, 2006 and 2005, respectively. Rent commitments under noncancelable operating leases at December 31, 2007 were as follows, before considering renewal options (in thousands):

                           2008                                         $264
                           2009                                          277
                           2010                                          286
                           2011                                          286
                           2012                                          286
                           Thereafter                                  1,406
                                                                      ------
                                                                      $2,805
                                                                      ======

9.  Interest-bearing deposits
Interest-bearing time deposits in denominations of $100,000 or more were $70,506,000, $60,929,000 and $68,962,000 on December 31, 2007, 2006 and 2005,
respectively. Time deposits include $38,161,000, $23,724,000 and $59,618,000 of brokered deposits at December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, the scheduled maturities of time deposits are as follows (in thousands):

                           2008                                     $126,605
                           2009                                        7,241
                           2010                                        1,514
                           2011                                          383
                           2012                                        1,162
                           Thereafter                                    125
                                                                    --------
                                                                    $137,030
                                                                    ========

10.  Short-term Borrowings
Short-term borrowings were as follows (in thousands):

                                                 December 31,     December 31,
                                                    2007             2006
                                                    ----             ----
Securities sold under agreements to repurchase   $ 1,011          $ 1,526
Single maturity FHLB advance with variable
    rate of 4.42% and maturity date of  March
    19, 2008                                      25,000                -
Single maturity FHLB advance with fixed
    rate of 5.25% and maturity date of February
    29, 2008                                      10,000                -
Single maturity FHLB advance with variable
    rate of 5.44% and maturity date of March
    21, 2007                                           -           15,000
Single maturity FHLB advance with variable
    rate of 5.44% and maturity date of March
    21, 2007                                           -           15,000
Single maturity FHLB advance with variable
    rate of 5.44% and maturity date of February
    16, 2007                                           -            5,000
Single maturity FHLB advance with variable
    rate of 4.33% and maturity date of March
    22, 2006                                           -                -
                                                 -------          -------
                                                 $36,011          $36,526
                                                 =======          =======


Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by the underlying securities and such collateral is held by First Tennessee Bank. The maximum amount of outstanding agreements at any month end during the year ended December 31, 2007, 2006 and 2005, totaled $1,291,000, $1,526,000 and $747,000, respectively, and the average of such agreements totaled $859,000, $912,000 and $514,000 for the year ended December 31, 2007, 2006 and 2005, respectively. The agreements at December 31, 2007, mature within one to three days.

The Company had a $2.5 million line of credit with an unaffiliated institution that the Company elected to cancel in January 2006. The Company had never borrowed against the line of credit.

11.  Long-term Debt
Long-term debt was as follows (in thousands):

                                             December 31,     December 31,
                                                2007             2006
                                                ----             ----
FHLB advance with fixed rate of 5.20% with
    maturity date of March 7, 2011           $ 1,000          $ 1,000
FHLB advance with fixed rate of 5.16% with
    maturity date of May 30, 2008             10,000                -
FHLB advance with fixed rate of 1.95% with
    maturity date of June 9, 2006                  -                -
Subordinated debentures                        9,279            9,279
                                             -------          -------
                                             $20,279          $10,279
                                             =======          =======


The FHLB advances shown here and in note 10 are secured by qualifying first mortgage loans; the minimum balance required was approximately $57,500,000, $45,000,000 and $27,800,000 at December 31, 2007, December 31, 2006 and
December 31, 2005, respectively. The advances are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of FHLB borrowings at December 31, 2007, were (in thousands):

                           2008                            $10,000
                           2011                              1,000

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

The $5,155,000 subordinated debentures bear interest at 6.4% through March 26, 2008 and thereafter a variable rate with repricing quarterly based on the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. The $4,124,000 subordinated debentures bear interest at a variable rate repricing quarterly based on the three-month LIBOR plus 3.15%. At December 31, 2007 that rate was 8.01%.

12.  Income Taxes
The provision for income taxes includes these components (in thousands):

                                  Year ended       Year ended      Year ended
                                  December 31,     December 31,    December 31,
                                     2007             2006            2005
                                     ----             ----            ----
Current                           $   205           $1,183          $2,270
Deferred                           (1,401)            (395)              3
                                  -------           ------          ------
     Income tax expense (benefit) $(1,196)          $  788          $2,273
                                  =======           ======          ======

A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below (in thousands):

                                       Year ended     Year ended     Year ended
                                      December 31,   December 31,   December 31,
                                         2007           2006           2005
                                         ----           ----           ----
Computed at the statutory rate of 34% $(2,029)          $928         $2,296
Increase (decrease) resulting from:
    State income taxes                    (56)            48             97
    Tax exempt interest                   (93)           (97)           (79)
    Goodwill impairment                   971              -              -
    Nondeductible expenses                  8             15             13
    Compensation expense on
        stock options                      21             14              -
    Increase in cash surrender
        value of life insurance           (72)           (68)           (64)
    Other                                  54            (52)            10
                                      -------           ----         ------
        Income tax expense (benefit)  $(1,196)          $788         $2,273
                                      =======           ====         ======

The significant components of deferred tax assets and liabilities are reflected in the following table (in thousands):

                                                       December 31,      December 31,     December 31,
                                                          2007              2006             2005
                                                          ----              ----             ----
Deferred tax assets
    Allowance for loan losses                          $ 2,508            $1,288           $  971
    ESOP liability                                          23                35               57
    Deferred loan fees                                     192               230              283
    Transaction costs                                       33                35               35
    Accrued expenses                                       101                27                -
    Building donation                                       92                92               90
    Unrealized losses on available-for-sale securities       -                37               71
    Tax credit carryforward                                 20                 -                -
    Other                                                   13                22                4
                                                       -------            ------           ------
        Total deferred tax assets                        2,982             1,766            1,511
                                                       -------            ------           ------
Deferred tax liabilities
    Depreciation                                           254               322              386
    Federal Home Loan Bank stock dividends                 580               580              532
    Core deposit intangible                                 33                48               64
    Fair market value adjustments                            1                67              141
    Unrealized gains on available-for-sale securities       29                 -                -
    Other                                                    2                 1                1
                                                       -------            ------           ------
        Total deferred tax liabilities                     899             1,018            1,124
                                                       -------            ------           ------
        Net deferred tax (assets) liabilities          $(2,083)           $ (748)          $ (387)
                                                       =======            ======           ======


Retained earnings at December 31, 2007, December 31, 2006 and December 31, 2005, include approximately $2,135,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $726,000 at December 31, 2007, December 31, 2006 and December 31, 2005.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There were no interest and penalties recorded in the consolidated statement of income or accrued for the year ended December 31, 2007 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. Corporation income tax return, a combined unitary return in the state of Indiana and a corporate income tax return in the state of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2004. A federal examination audit of the tax year 2004 was completed in 2006 with no material adjustments.

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

At year-end 2007, the Bank was considered well capitalized under these regulations. Actual and required capital amounts and ratios are presented below (in thousands except ratios).

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                    For Capital Adequacy        Prompt Corrective
                                                   Actual                 Purposes              Action Provisions
                                             -----------------       ------------------         ------------------
                                             Amount      Ratio       Amount        Ratio        Amount       Ratio
                                             ------      -----       ------        -----        ------       -----
As of December 31, 2007
    Total capital (to risk-weighted assets)
         Consolidated                       $39,158       14.5%     $21,684          8.0%      $   N/A         N/A%
         Bank                                37,586       13.9       21,666          8.0        27,082        10.0
    Tier 1 capital (to risk-weighted
assets)
         Consolidated                        35,724       13.2       10,842          4.0           N/A         N/A
         Bank                                34,154       12.6       10,833          4.0        16,249         6.0
    Tier 1 capital (to average assets)
         Consolidated                        35,724       10.5       13,576          4.0           N/A         N/A
         Bank                                34,154       10.1       13,557          4.0        16,946         5.0

As of December 31, 2006
    Total capital (to risk-weighted assets)
         Consolidated                       $41,233       15.9%     $20,800          8.0%      $   N/A         N/A%
         Bank                                38,200       14.7       20,767          8.0        25,958        10.0
    Tier 1 capital (to risk-weighted
assets)
         Consolidated                        37,977       14.6       10,400          4.0           N/A         N/A
         Bank                                34,949       13.5       10,383          4.0        15,575         6.0
    Tier 1 capital (to average assets)
         Consolidated                        37,977       11.6       13,144          4.0           N/A         N/A
         Bank                                34,949       10.7       13,099          4.0        16,374         5.0


The Bank is subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year's net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. The Company's ability to pay dividends is substantially determined by the Bank's ability to pay dividends to the Company. At January 1, 2008, the Bank was no longer able to pay dividends to the Company without regulatory approval due to the net loss incurred in the Bank in the fourth quarter of 2007 primarily due to the substantial increase in the provision for loan losses and the goodwill impairment charge. At January 1, 2008 the Bank's retained net losses, less dividends declared during the preceding two years was approximately $1,279,000.

14.  Related Party Transactions
Loans to executive officers and directors, including loans to affiliated companies of which executive officers and directors are principal owners, and loans to members of the immediate family of such persons are summarized as follows (in thousands):

                                     Year ended      Year ended     Year ended
                                    December 31,    December 31,   December 31,
                                       2007            2006           2005
                                       ----            ----           ----
Balance at beginning of period      $ 6,925          $9,983         $5,397
Chnages in composition of related
    parties                               -               -          4,308
New loans, including renewals and
    advances                          4,473           2,019          4,026
Payments, including renewals         (1,354)         (5,077)        (3,748)
                                    -------          ------         ------
Balance at end of period            $10,044          $6,925         $9,983
                                    =======          ======         ======

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

Deposits from related parties held by the Bank at December 31, 2007, December 31, 2006 and December 31, 2005, totaled $1,035,000, $1,016,000 and $839,000, respectively.

Leases from related parties are disclosed in Note 8.

15.  Employee Benefits
The Bank has a retirement savings 401(k) plan covering substantially all employees. The plan allows employees to contribute up to 15% of their compensation with 1st Independence Bank, which is matched at a discretionary rate determined annually by the board of directors. Effective January 1, 2006, the 401(k) plan was combined with the Company's ESOP plan and now a portion of the released ESOP shares are used as the Company's 401(k) match. Employer contributions charged to expense for 2007, 2006 and 2005 were $95,000, $88,000 and $91,000, respectively.

As part of the conversion of the Bank from the mutual to stock form of ownership, in 1995 the Company established an employee stock ownership plan ("ESOP") covering substantially all employees of the Bank. The ESOP acquired 174,570 shares of Company common stock at $10 per share at the time of the conversion with funds provided by a loan from the Company. Accordingly, $1,745,700 of common stock acquired by the ESOP was shown as a reduction of stockholders' equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on allocated and unallocated shares are used to reduce the Bank's obligation to repay the loan and are treated as a reduction in compensation expense. Compensation expense is recorded equal to the fair market value of the stock as the shares are released for allocation.

ESOP expense for 2007, 2006 and 2005 was $197,000, $103,000 and $210,000,
respectively. The following table summarizes activity in the ESOP for the years 2007, 2006 and 2005.

                                                   2007       2006        2005
                                                   ----       ----        ----
Allocated shares at beginning of year            129,477    120,563     119,925
Shares released for allocation during the year    12,533      8,914      10,941
Unearned shares at end of year                    16,577     29,110      38,024
Less shares sold to fund distributions to
    former employees during the year              (3,130)         -     (10,303)
                                                --------   --------    --------
        Total ESOP shares at end of year         155,457    158,587     158,587
                                                ========   ========    ========

Fair value of unearned shares at end of year    $159,471   $477,404    $703,444
                                                ========   ========    ========

16.  Stock Incentives
The Company had two stock option plans, however the 1996 plan terminated on January 28, 2007. The 1996 plan was a fixed option plan under which the Company could grant options that vest over four years (20% immediate and 20% on each of the next four anniversary dates) to selected employees and directors for up to 200,000 shares of common stock. The exercise price of each option was intended to equal the fair value of the Company's stock on the date of grant. An option's maximum term was 10 years. Under the plan's terms, no options could be granted after January 28, 2007. At December 31, 2007, no options granted under the 1996 Plan were still outstanding.

In July 2004, the Company formed a second plan for up to 300,000 shares of the Company's common stock. The plan allows for both incentive and non-qualified options to be granted to selected employees and directors at the discretion of the Company's board of directors, generally with ten year maturities and with a three year vesting schedule (25% immediate and 25% on each of the next three anniversary dates). Commensurate with the Company's acquisition of Independence Bancorp, 60,300 options of Independence Bancorp were transferred into the plan at their existing terms. At December 31, 2007, 210,700 options remain available to be granted under this plan.

In addition to the two stock option plans described above, the Company has a restricted stock plan that was approved by the stockholders of the Company in 2006. This plan superceded a previous restricted stock plan that had been approved by the stockholders of the Company in 1997. The current restricted stock plan allows for awards to selected employees for up to 80,500 shares of the Company's common stock. Awards made to employees and directors under the plan have a five year vesting schedule (20% on each of the five anniversary dates following the date of grant). The Company expenses the restricted stock awards over the years during which the shares vest based on the fair market value of the common stock at the date of the grant to the employee or director. As of December 31, 2007, 6,350 shares had been awarded and were still outstanding under the current plan with 74,150 shares remaining available to be awarded. The previous plan had 4,500 shares that had been awarded that were still outstanding.

The following summarizes activity under the plans for the years 2005, 2006 and 2007:

                                                                                           Restricted
                                                            Options                          Stock
                                  --------------------------------------------------     -------------
                                                     Range of
                                                     Exercise       Weighted Average
                                    Shares            Prices         Exercise Price         Shares
                                  ----------     ----------------   ----------------      -----------
Outstanding December 31, 2004       252,300      $8.00 to $16.50         $14.58                  -
   Granted                           10,000               $18.99         $18.99              2,000
   Exercised                        (54,500)     $8.00 to $16.50         $15.61                  -
   Forfeited                        (22,500)    $13.50 to $18.99         $16.11               (500)
                                    -------                                                 ------
Outstanding December 31, 2005       185,300      $8.00 to $18.99         $14.33              1,500
   Granted                            9,500               $17.75         $17.75              7,000
   Exercised                        (51,500)     $8.00 to $16.50         $13.60                  -
   Forfeited                        (10,750)    $10.00 to $16.50         $16.41                  -
                                    -------                                                 ------
Outstanding December 31, 2006       132,550      $8.00 to $18.99         $14.69              8,500
   Granted                           16,500     $16.44 to $17.20         $16.48              2,750
   Exercised                              -                    -              -                  -
   Forfeited                        (84,750)    $16.44 to $17.75         $16.51               (400)
                                    -------                                                 ------
Outstanding December 31, 2007        64,300      $8.00 to $18.99         $12.75             10,850
                                    =======                                                 ======
   (Weighted average contractual
     life of 5.6 years)

Exercisable Options:
   December 31, 2005                179,675      $8.00 to $18.99         $14.18
   December 31, 2006                122,050      $8.00 to $18.99         $14.38
   December 31, 2007                 48,236      $8.00 to $18.99         $11.29
   (Weighted average contractual
     life of 4.6 years)


The aggregate intrinsic value (difference between the Company's closing stock price on last trading day of the year and the exercise price, multiplied by the number of stock options) of in-the-money stock options outstanding and exercisable at December 31, 2007 and 2006 was $35,000 and $267,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

                                       Options Outstanding                         Options Exercisable
                      ---------------------------------------------------  ---------------------------------
                                             Weighted
                                             Average          Weighted                          Weighted
      Range of              Number         Contractual        Average           Number          Average
  Exercise Prices        Outstanding           Life        Exercise Price    Exercisable     Exercise Price
  ---------------        -----------           ----        --------------    -----------     --------------
           $8.00            21,300           2.1 years           $8.00          21,300            $8.00
          $10.00            13,750           5.2 years          $10.00          13,750           $10.00
$16.44 to $18.99            29,250           8.3 years          $17.50          13,186           $17.96
                            ------                                              ------
 $8.00 to $18.99            64,300           5.6 years          $12.75          48,236           $11.29
                            ======                                              ======

The weighted average fair value of stock options granted in 2007, 2006 and 2005 was $4.45, $4.87 and $6.65, respectively. The total intrinsic value of stock options (the amounts by which the stock price exceeded the exercise price of the stock option on the date of exercise) exercised during 2006 and 2005 was $198,000 and $214,000, respectively. There were no stock options exercised during 2007. The total fair value of stock options vested during 2007, 2006 and 2005 was $42,000, $23,000 and $17,000, respectively.

Cash received from stock options exercised during 2006 and 2005 was $494,000 and $470,000, respectively. There were no stock options exercised in 2007. The actual tax benefit realized for the tax deductions from the stock options exercised during 2006 and 2005 was $44,000 and $31,000, respectively.

The following table summarizes the status of the Company's nonvested restricted stock as of December 31, 2007 and changes during the year:

                                                                Weighted
                                                                 Average
                                                  Number of    Grant-Date
                                                    Shares     Fair Value
                                                  ---------    ----------
Restricted stock granted and not vested
  at beginning of year                               8,200       $17.79
Restricted stock granted during the year             2,750       $11.98
Restricted stock vested during the year             (1,700)      $17.83
Restricted stock forfeited during the year            (400)      $17.75
                                                    ------
Total nonvested restricted stock at end of year      8,850       $15.97
                                                    ======

17.  Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                    Year ended       Year ended      Year ended
                                                                   December 31,     December 31,    December 31,
                                                                      2007             2006            2005
                                                                      ----             ----            ----
Income (numerator) amounts used for basic and diluted per
share computations:

    Income (loss) from continuing operations                       $(4,771)          $1,940          $4,489
                                                                   =======           ======          ======
    Income from discontinued operations                            $     -           $    -          $    4
                                                                   =======           ======          ======
    Net income (loss)                                              $(4,771)          $1,940          $4,481
                                                                   =======           ======          ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding             1,970            1,941           1,889
                                                                     =====            =====           =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding             1,970            1,941           1,889
     Plus: dilutive effect of stock options                              -               16              40
                                                                     -----            -----           -----
           Adjusted weighted average shares                          1,970            1,957           1,929
                                                                     =====            =====           =====

Basic net income (loss) per share:
    Income (loss) from continuing operations                        $(2.42)           $1.00           $2.38
    Income from discontinued operations                                  -               -                -
    Net income (loss)                                                (2.42)            1.00            2.37

Diluted net income (loss) per share:
    Income (loss) from continuing operations                        $(2.42)           $0.99           $2.33
    Income from discontinued operations                                  -               -                -
    Net income (loss)                                                (2.42)            0.99            2.32

Options to purchase 64,300 common shares, which equates to 9,783 incremental common equivalent shares for the year ended December 31, 2007 were excluded from the diluted calculations above as their effect would have been antidilutive. In addition, options to purchase 16,500 and 7,500 common shares for the year ended
December 31, 2006 and 2005, respectively, were excluded from the diluted calculations above because the exercise price on the options were greater than the average market price for certain periods within the year.


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

                                             December 31, 2007              December 31, 2006
                                             -----------------              -----------------
                                           Carrying         Fair          Carrying         Fair
                                            Amount          Value          Amount          Value
                                           --------       -------        --------       --------
Financial assets
    Cash and cash equivalents             $ 32,618        $ 32,618       $ 23,579       $ 23,579
    Interest-bearing deposits                  100             100            100            100
    Available-for-sale securities           15,045          15,045         16,421         16,421
    Held-to-maturity securities              1,745           1,750          1,900          1,930
    Loans held for sale                      2,874           2,874          1,227          1,227
    Loans, net of allowance for
         loan losses                       268,448         269,019        270,478        271,995
    FHLB stock                               2,313           2,313          2,313          2,313
    Interest receivable                      1,858           1,858          1,927          1,927

Financial liabilities
    Deposits                              $254,585        $254,647       $254,077       $253,764
    Short-term borrowings                   36,011          36,011         36,526         36,526
    Long-term debt                          20,279          20,401         10,279         10,264
    Interest payable                           848             848            817            817


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

19.  Significant Estimates and Concentrations and Contingencies
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Estimates related to goodwill impairment are reflected in the footnote regarding goodwill and intangible assets. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

On July 18, 2007 a jury in the case of Larry Sutherland, et.al., v. Harrodsburg First Financial Bancorp, Inc., in the Circuit Court of Anderson County in the Commonwealth of Kentucky returned a verdict awarding damages to the plaintiffs of $403,620. The lawsuit originated from offers to purchase securities made by the Company in connection with an offer to purchase up to 300,000 shares of its stock in a tender offer on or about May 28, 2003. The plaintiffs alleged that the Company made certain material misrepresentations in connection with certain statements made in the tender offer. Management, after discussion with legal counsel, decided to record an accrual of $403,620 as of June 30, 2007 relating to the lawsuit. The case was settled effective in December 2007 for $281,288 and thus the Company reversed $122,332 of the accrual originally recorded in June 2007.

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

At December 31, 2007 and 2006, the Bank had outstanding commitments to originate loans aggregating approximately $19,804,000 and $21,385,000, respectively. Also at December 31, 2007 and 2006, the Bank had commitments to originate approximately $3,122,000 and $5,773,000, respectively, of fixed rate loans for sale into the secondary market. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

Loan Concentrations
The Bank grants commercial, residential and consumer loans to customers throughout central Kentucky and southern Indiana. Although the Bank has a diversified loan portfolio, loans aggregating approximately $54,000,000 at December 31, 2007 are secured by speculative construction and land development projects in the Bank's operating area.

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

The Bank had total outstanding letters of credit amounting to approximately $2,608,000 and $2,405,000, at December 31, 2007 and 2006, respectively.

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

At December 31, 2007 and 2006, the Bank had granted unused lines of credit to borrowers aggregating approximately $44,002,000 and $43,983,000, respectively.

Cash and Cash Equivalents
At December 31, 2007 and 2006, the Company had approximately $13,082,000 and $8,517,000, respectively, of deposits with correspondent banks in excess of federally insured amounts.

At December 31, 2007 and 2006, the Company had approximately $13,711,000 and $531,000, respectively, of federal funds sold with one correspondent bank.

Bank Owned Life Insurance
As of December 31, 2007, the Company's investment in life insurance of $3,647,000 was with one insurance company.

21. Selected Quarterly Financial Data (unaudited) All amounts are in thousands except per share data.

                                                                               Quarter
                                                              --------------------------------------------
2007                                                              1st         2nd         3rd          4th
----                                                          -------      ------      ------      -------
Interest and dividend income                                   $5,533      $5,638      $5,575       $5,437
Interest expense                                                3,127       3,193       3,176        3,060
Net interest income                                             2,406       2,445       2,399        2,377
Provision for loan losses                                         175          20          66        4,323
Net interest income after provision for loan losses             2,231       2,425       2,333       (1,946)
Noninterest income                                                452         534         537          468
Noninterest expense                                             2,556       2,822       2,473        5,150
Net income (loss)                                                 110         125         229       (5,235)

Net income (loss) per share:
    Basic                                                        0.06        0.06        0.12        (2.65)
    Diluted                                                      0.06        0.06        0.12        (2.65)

2006
----
Interest and dividend income                                   $5,221      $5,637      $5,797       $5,783
Interest expense                                                2,610       2,886       3,107        3,212
Net interest income                                             2,611       2,751       2,690        2,571
Provision for loan losses                                          81          31         543          192
Net interest income after provision for loan losses             2,530       2,720       2,147        2,379
Noninterest income                                                440         479         513          359
Noninterest expense                                             2,255       2,288       2,200        2,096
Net income                                                        494         627         349          470

Net income per share:
    Basic                                                        0.26        0.32        0.18         0.24
    Diluted                                                      0.25        0.32        0.18         0.24

The increase in the provision for loan losses in the fourth quarter of 2007 reflects the increased risk in the loan portfolio related to the current economic weakness and the additional stress this places on borrowers. Noninterest expense in the fourth quarter of 2007 includes a goodwill impairment charge of
$2.856 million.


22.  Subsequent Event
On February 27, 2008, the Company announced that it had entered into an Agreement and Plan of Merger with MainSource Financial Group, Inc. ("MainSource"). If the merger is completed, the Company's stockholders would receive, in exchange for shares of Company common stock, shares of MainSource common stock or cash, or a combination of stock and cash, subject to MainSource's ability to limit such stock consideration to 75% of the total consideration. The stock portion of the consideration furnished to the Company's shareholders is intended to qualify as a tax-free transaction. The merger is currently expected to close in the third quarter of 2008, and is subject to the approval of the Company's stockholders, receipt of certain regulatory approvals, and certain other customary conditions. While the Company believes the transaction will occur, there can be no assurance. If the transaction is terminated, the Company could incur certain costs.

Upon the closing of the proposed transaction, the Company will record a number of charges including certain change-in-control payments to certain officers that will have a material impact on the consolidated financial statements. At December 31, 2007, no accrual has been made for these charges.

23.  1st Independence Financial Group, Inc. (parent company only)

                            Condensed Balance Sheets
                                 (in thousands)
                                                            December 31,      December 31,
                                                               2007               2006
                                                           -------------     -------------
Assets
Cash and cash equivalents                                      $ 1,120          $ 1,366
Investment in subsidiaries                                      42,589           46,162
Available-for-sale securities                                        -              986
Note receivable                                                    229              388
Debt issuance costs, net of accumulated amortization               118              122
Other assets                                                       532              715
                                                               -------          -------
          Total assets                                         $44,588          $49,739
                                                               =======          =======
Liabilities and Stockholders' Equity
Subordinated debentures                                        $ 9,279          $ 9,279
Other liabilities                                                   33              157
Stockholders' equity                                            35,276           40,303
                                                               -------          -------
          Total liabilities and stockholders' equity           $44,588          $49,739
                                                               =======          =======

                       Condensed Statements of Operations
                                 (in thousands)

                                                                        Year ended      Year ended     Year ended
                                                                        December 31,    December 31,   December 31,
                                                                           2007            2006           2005
                                                                       -------------   ------------    ------------
Income
       Cash dividends from subsidiaries                                     $     -       $    -         $    -
       Other income                                                              68          103             85
                                                                            -------       ------         ------
            Total income                                                         68          103             85
                                                                            -------       ------         ------
Expenses
       Interest expense                                                         687          675            600
       Amortization of core deposit intangibles and debt issuance costs           5            5              5
       Other expenses                                                           641          520            733
                                                                            -------       ------         ------
            Total expenses                                                    1,333        1,200          1,338
                                                                            -------       ------         ------
Income (loss) from continuing operations before income
    taxes, equity in undistributed net income of subsidiary, and
    equity in undistributed net income of subsidiary held for disposal       (1,265)      (1,097)        (1,253)
Income tax expense (benefit) from continuing operations                        (390)        (420)          (467)
                                                                            -------       ------         ------
Income (loss) from continuing operations before equity in
    undistributed net income (loss) of subsidiary, and equity in
    undistributed net income of subsidiary held for disposal                   (875)        (677)          (786)
Equity in undistributed net income (loss) of subsidiary from
    continuing operations                                                    (3,896)       2,617          5,266
Equity in undistributed net income of subsidiary held for disposal                -            -              1
                                                                            -------       ------         ------
Net income (loss)                                                           $(4,771)       $1,940         $4,481
                                                                            =======       ======         ======

                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                    Year ended     Year ended     Year ended
                                                                   December 31,   December 31,   December 31,
                                                                      2007           2006           2005
                                                                  ------------   ------------   -----------
Cash flows from operating activities:
   Net income (loss)                                                  $(4,771)       $ 1,940       $ 4,481
   Adjustments to reconcile net income (loss) to net cash (used in)
   operations:
        Amortization of core deposit intangibles and debt
          issuance costs                                                    5              5             5
        Amortization of unearned compensation on restricted stock          30             19             5
        Compensation expense on stock options                              59             40             -
        Undistributed (net income) net loss of subsidiary               3,896         (2,617)       (5,266)
        Undistributed net income of unconsolidated statutory trusts         -              -             2
    Changes in:
             Decrease (increase) in other assets                          177            418          (304)
             (Decrease) increase in other liabilities                    (125)           124            24
                                                                  -----------     ----------   -----------
                 Net cash (used in) operating activities                 (729)           (71)       (1,053)
                                                                  -----------     ----------   -----------
Cash flows from investing activities:
   Proceeds from maturity of available-for-sale security                1,000              -             -
   Repayment of note receivable                                           158            154           132
   Proceeds from sale of subsidiary                                         -              -         2,300
   Additional capital contributed to subsidiary                            (7)           (11)          (20)
                                                                  -----------     ----------   -----------
        Net cash provided by investing activities                       1,151            143         2,412
                                                                  -----------     ----------   -----------
Cash flows from financing activities:
   Repurchase and retirement of common stock                              (37)             -             -
   Proceeds from exercise of stock options                                  -            494           470
   Cash dividends paid                                                   (631)          (620)         (754)
                                                                  -----------     ----------   -----------
        Net cash (used in) financing activities                          (668)          (126)         (284)
                                                                  -----------     ----------   -----------
Net (decrease) increase in cash and cash equivalents                     (246)           (54)        1,075
Cash and cash equivalents at beginning of period                        1,366          1,420           345
                                                                  -----------     ----------   -----------
Cash and cash equivalents at end of period                            $ 1,120        $ 1,366        $1,420
                                                                  ===========     ==========   ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

         Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the material weakness described below.

Management's Report on Internal Control Over Financial Reporting

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officer, or persons performing similar functions, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
         The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
         Management has completed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making the assessment, management used the framework in "Internal Control -Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria.
         As of December 31, 2007, Management concluded that the Company's internal control over financial reporting was not effective. The Company identified a material weakness in its internal control over financial reporting related to determining the allowance for loan losses after management performed an additional review of the fourth quarter 2007 evaluation of the adequacy of the allowance for loan losses. The additional review was performed to address concerns raised during the annual audit of the 2007 consolidated financial statements by BKD, LLP, ("BKD") the Company's registered independent public accounting firm, regarding certain areas of the initial fourth quarter 2007 evaluation of the adequacy of the allowance for loan losses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness resulted due to an inappropriate change and an inappropriate application of methodology made in the fourth quarter 2007 evaluation of the adequacy of the allowance for loan losses. These inappropriate items were not communicated effectively to senior management, the Audit Committee of the Company's Board of Directors, or the Company's entire Board of Directors and the lack of effective communication contributed to ineffective monitoring. The effected areas dealt with the subjective factors in the calculations as opposed to specific reserves.
         This material weakness resulted in a misstatement in the allowance for loan losses of approximately $3.3 million, which was detected and corrected prior to the issuance of the Company's December 31, 2007 consolidated financial statements in this Form 10-K (see Item 8 - Financial Statements and Supplementary Data) and resulted in more than a remote likelihood that a material misstatement of our consolidated financial statements would not have been prevented or detected.
         As a result of the findings above, the Company implemented the following actions: (1) Sought to thoroughly understand the nature of the issues through discussions with BKD, with a third party firm who regularly consults with the Company regarding the quarterly calculation of the adequacy of the allowance for loan losses and with the Audit Committee of the Board of Directors, (2) implemented procedures that any changes to the quarterly analysis of the adequacy in loan losses must be communicated in writing and approved by senior management and the Audit Committee of the Board of Directors, and (3) implemented more timely independent monitoring of the quarterly analysis of the adequacy in the allowance for loan losses. While the Company believes that these actions will remediate this material weakness, it has not yet evaluated (tested) the operating effectiveness of such controls.

Changes in Internal Control over Financial Reporting

         Other than as described below, there was no change in the Company's internal control over financial reporting identified by the principal executive officer or principal financial officer that occurred in the three month period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Subsequent to December 31, 2007, however, the Company, as mentioned previously, corrected a misstatement in the allowance for loan losses of approximately $3.3 million, which was detected and corrected prior to the issuance of the Company's December 31, 2007 consolidated financial statements in this Form 10-K (see Item 8 - Financial Statements and Supplementary Data). The Company also began implementing the changes described in the previous paragraph. These actions have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting. When fully implemented, the Company will test the operating effectiveness of such controls, as performed, in the normal course of business.

Item 9B. Other Information.

         Not applicable.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors
         The directors of the Company are listed in the table below along with their age, period they have served as a director and their business experience over the past five years. Each director serves for a term of three years and until the election and qualification of his successor. The following directors have been determined by the Company to be independent under the applicable NASDAQ listing standards: Matthew C. Chalfant, Jack L. Coleman, Jr., Thomas Les Letton, Stephen R. Manecke, Charles L. Moore II, Dr. Ronald L. Receveur, W. Dudley Shryock and H. Lowell Wainwright, Jr. The age of each director is as of March 14, 2008. Each director has listed when his term will expire.

     NAME                AGE               OFFICE AND BUSINESS EXPERIENCE
     ----                ---               ------------------------------
Matthew C. Chalfant.......44  A director since 2004.  Mr. Chalfant's term will expire at the 2008 Annual Meeting. Mr. Chalfant is the President of Forms America and Chalfant Industries, Inc.

Jack L. Coleman, Jr.......54  A director since 1991.  Mr. Coleman's term will expire at the 2010 Annual Meeting. Mr. Coleman is a partner and majority stockholder of Coleman's Lumber Yard and owner of Coleman's Home Center all located in Harrodsburg, Kentucky. He is a former member of the Kentucky House of Representatives and is a current member of the Mercer County Chamber of Commerce.

Thomas Les Letton.........55  A director since 1985.  Mr. Letton's term will expire at the 2010 Annual Meeting. Mr. Letton is the President of The Letton Company,Inc., a real estate investment company and Old Bridge, Inc., a golf course and development company, all located in Danville, Kentucky. He is also an owner of WFL Group which owns thirteen Papa Johns Pizza franchises.

Stephen R. Manecke........52  A director since 2004.  Mr. Manecke's term will expire at the 2009 Annual Meeting. Mr. Manecke is a certified public accountant and owner of Business Advisory Services, a business management consulting company.

Charles L. Moore II.......45  A director since 2004.  Mr. Moore's term will expire at the 2010 Annual Meeting. Mr. Moore is a real estate investor and owner of Riverside Properties, a property management company. He is also a councilman on the Clark County Indiana Council.

Dr. Ronald L. Receveur....52  A director since 2004. Dr. Receveur's term will expire at the 2009 Annual Meeting. Dr. Receveur's principal occupation is as a dentist. Dr. Receveur is owner and managing partner of The Center for Advanced Dentistry, LLC. Dr. Receveur also is owner or has partial interest in various real estate development companies including Janus Partners, L. P., Janus Development, Inc., The Artisan Co., LLC and Luxury Views, LLC.

W. Dudley Shryock.........51  A director since 1998. Mr. Shryock's term will expire at the 2009 Annual Meeting. Mr. Shryock is a certified public accountant, practicing in Lawrenceburg, Kentucky. Mr. Shryock is treasurer for the Anderson County Fiscal Court.

H. Lowell Wainwright, Jr..51  A director since 2005. Mr. Wainwright's term will expire at the 2009 Annual Meeting. Mr. Wainwright is a Managing Director with Sterne, Agee & Leach Inc. an Investment Firm.

N. William White..........42  A director since 2004. Mr. White's term will expire at the 2008 Annual Meeting. Mr. White is the President and Chief Executive Officer of the Company and the Bank. Prior to the merger of Harrodsburg First Financial Bancorp, Inc. and Independence Bancorp, Mr. White served as President and Chief Executive Officer of Independence Bancorp and Independence Bank.

Executive Officers Who Are Not Directors
         The executive officers of the Company, who are not also directors of the Company, are listed in the table below. The age of each executive officer is as of March 14, 2008.

     NAME                AGE               OFFICE AND BUSINESS EXPERIENCE
     ----                ---               ------------------------------
Kathy L. Beach............44  Ms. Beach joined the Company and the Bank in May
                              2004. Ms. Beach is Executive Vice President and Chief Operations Officer of the Company and the Bank. Previously, Ms. Beach was Chief Operations Officer at Porter Bancorp, Inc., Shepherdsville, Kentucky.

R. Michael Wilbourn.......46  Mr. Wilbourn is Executive Vice President and Chief
                              Financial Officer of the Company and the Bank. Prior to the Merger, Mr. Wilbourn served in the same capacity to Independence Bancorp and Independence Bank. Previous to his employment at Independence Bancorp and Independence Bank, Mr. Wilbourn served as Vice President-Senior Consultant and Analyst of Commercial Finance of Bank One, Kentucky.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the 1934 Act requires the Company's directors, executive officers and stockholders who own more than 10% of the Company's stock to file reports of ownership and changes in ownership of their equity securities of the Company with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Based solely upon a review of such reports, the Company believes that all of the filings by the Company's directors, executive officers and stockholders who own more than 10% of the Company's stock were made on a timely basis during 2007.

                      COMMITTEES OF THE BOARD OF DIRECTORS

         The Company's Board of Directors conducts its business through meetings of the Board and through activities of its committees. All committees act for both the Company and the Bank. During the year ended December 31, 2007, the Board of Directors held twelve regular meetings and one special meeting. All directors attended at least 75% of the meetings of the Board and the committees to which they belonged. It is the Company's policy to encourage the directors to attend the Company's Annual Meeting of Stockholders. All of the directors attended the Annual Meeting of Stockholders held in 2007.
         In addition to other committees, as of December 31, 2007, the Company had a standing Compensation Committee and Audit Committee.

         NAME                             COMPENSATION             AUDIT
         ----                             ------------             -----
Matthew C. Chalfant................
Jack L. Coleman, Jr................
Thomas Les Letton..................             X
Stephen R. Manecke.................                                   *
Charles L. Moore II................                                   X
Ronald L. Receveur.................             *
W. Dudley Shryock..................             X                     X
H. Lowell Wainwright, Jr...........             X                     X
N. William White...................
------------
X  Member
*  Chairman

Nominating Committee
         The Board of Directors had no standing nominating committee or any committee performing similar functions during 2007. Because such functions are performed by the independent (as such is defined under the NASDAQ listing standards) members of the Board of Directors, the Board of Directors believes that it is appropriate not to have a standing nominating committee. In the nomination process, the independent members of the Board of Directors identify director nominees through a combination of referrals, including by management, existing board members and stockholders. The Company does not have a formal policy with respect to the consideration of any nominees recommended by a stockholder, however, the Board of Directors will consider written recommendations from stockholders of the Company regarding potential nominees for election as directors. To be considered for inclusion in the slate of nominees proposed by the Board of Directors at the next Annual Meeting of Stockholders of the Company, such recommendations must be received in writing by the Secretary of the Company not less than 60 or more than 90 days prior to the date of the meeting. Once a candidate has been identified, the independent members of the Board of Directors review the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If determined to be appropriate, certain independent Directors may meet with the proposed nominee before making a final determination. The independent members of the Board of Directors consider all factors they deem relevant regarding a possible director nominee, including his or her business experience, civic involvement, and general reputation in the community. In this respect, the Company has not identified any specific minimum qualifications which must be met to be considered as a nominee.

Compensation Committee
         The Board of Directors appoints the members of the Compensation Committee. The Compensation Committee is currently composed of four non-employee directors, each of whom meets the criteria for independence under the NASDAQ listing standards. The Compensation Committee met one time during the year ended December 31, 2007.
         The Compensation Committee has retained an independent compensation consulting firm, Mercer Human Resource Consulting, to advise it and the Company on executive compensation matters in the past but did not utilize their services in 2007.
         The Compensation Committee is responsible for approving and evaluating the Company's employee compensation and benefit programs, ensuring the competitiveness of those programs, and advising the Board of Directors regarding the development of key executives. The Compensation Committee is responsible for annually reviewing, approving, and recommending to the Board of Directors for its approval all elements of the compensation of the Chief Executive Officer and other executive officers. The Compensation Committee is also responsible for determining awards to employees of restricted stock or stock options pursuant to the Company's incentive plans.
         The Board of Directors has adopted a Compensation Committee Charter which details all the duties and responsibilities of the Committee. A copy of the Compensation Committee Charter can be found on the Company's website at www.1stindependence.com under the investor relations section.

Audit Committee
         The Audit Committee of the Company is comprised of four independent directors as that term for audit committee members is defined by the NASDAQ listing standards and Rule 10A-3 of the Securities and Exchange Act of 1934. W. Dudley Shryock and Stephen R. Manecke have been determined by the Board of Directors to be "audit committee financial experts" (as defined by the SEC) for purposes of fulfilling the duties of the Committee. The Audit Committee met four times during the year ended December 31, 2007.

Among other duties, the Audit Committee is responsible for:

         o overseeing that management has maintained the reliability and integrity of the accounting policies and financial reporting and disclosure practices of the Company;

         o overseeing that management has established and maintained processes to assure that an adequate system of internal control over key business risks is functioning within the Company; and

         o overseeing that management has established processes to assure compliance by the Company with all applicable laws, regulations and Company policies.

         The Board of Directors has adopted an Audit Committee Charter which details all the duties and responsibilities of the Committee. A copy of the Audit Committee Charter can be found on the Company's website at www.1stindependence.com under the investor relations section.

                                 CODE OF ETHICS

         The Company adopted a Code of Conduct for its Principal Executive Officer and Senior Financial Officers (the "Code of Conduct") in June 2003. The Code of Conduct is available free of charge by writing to the Secretary of the Company at 8620 Biggin Hill Lane, Louisville, Kentucky, 40220-4117.

Item 11. Executive Compensation.

                           DIRECTOR COMPENSATION TABLE
                          Director Compensation in 2007

------------------------------ ------------ ------------ ------------- -------------- ---------------- ---------------
          Name (1)                 Fees        Stock        Option       Non-Equity       All Other         Total
                                  Earned       Awards       Awards       Incentive      Compensation
                                 or Paid        (3)           (4)          Plan              (4)
                                 in Cash                                    (4)
                                   (2)
------------------------------ ------------ ------------ ------------- -------------- ---------------- ---------------
Matthew C. Chalfant                 $9,000     $1,745      $    -         $    -        $     -            $10,745
Jack L. Coleman, Jr.                $9,000     $1,745      $    -         $    -        $     -            $10,745
Thomas Les Letton                   $9,000     $1,745      $    -         $    -        $     -            $10,745
Stephen R. Manecke                 $15,000     $1,745      $    -         $    -        $     -            $16,745
Charles L. Moore II                 $9,000     $1,745      $    -         $    -        $     -            $10,745
Ronald L. Receveur                  $9,000     $1,745      $    -         $    -        $     -            $10,745
W. Dudley Shryock                   $9,000     $1,745      $    -         $    -        $     -            $10,745
H. Lowell Wainwright, Jr.           $9,000     $1,745      $    -         $    -        $     -            $10,745
------------------------------ ------------ ------------ ------------- -------------- ---------------- ---------------

(1) N. William White, the Company's President and Chief Executive Officer is not included in this table as
    Mr. White is also a Named Executive Officer of the Company and his compensation for service as a Director is reflected in the Summary Compensation Table.
(2) Fees earned or paid in cash included $750 per month for each Director with the exception of the Chairman of the Audit Committee (Mr. Stephen R. Manecke) who received $1,250 per month. No additional fees are paid for committee meetings.
(3) Represents the amount of compensation expense recorded during 2007 on 500 shares of the Company's Common Stock awarded on September 20, 2006 (award vests 20% annually beginning with the first anniversary date). The market value of the 500 shares granted on September 20, 2006 was $8,725 (calculated using the closing stock price of the Company's Common Stock on September 20, 2006 of $17.45). The number of shares of stock awards that have not vested at December 31, 2007 was 400 shares with a market value of $3,848 using the December 31, 2007 closing market price of the Company's Common Stock of $9.62.
(4) No annual stock option grants, non-equity incentive plan compensation payments or other compensation payments were made as compensation for director services in 2007 or are contemplated under the Company's current compensation structure with the exception of possible stock option grants. There were no stock options outstanding at December 31, 2007 for any directors.

                             EXECUTIVE COMPENSATION

Retirement Plan
         The 1st Independence Employee Stock Ownership & 401(k) Plan (the "ESOP") is maintained by 1st Independence Financial Group, Inc. The ESOP consists of the following two components: (i) an employee stock ownership plan, and (ii) a qualified cash or deferred arrangement 401(k).
         The purposes of the Plan are to enable eligible employees to (i) provide for their future financial security by deferring a portion of their compensation and having those funds accumulate under the ESOP, (ii) share in the growth and prosperity of the Company, (iii) accumulate capital for their future economic security, and (iv) acquire beneficial stock ownership interests in the Company. The ESOP is also designed to assist the Company in meeting some of its corporate financial objectives. Subject to Internal Revenue Service limitations, the Company matches 50% of participant contributions up to 6% of the participant's compensation. To be eligible to receive a matching contribution, a participant must be employed on the last day of the year.

Stock Option Plan
         The 1st Independence Stock Option Plan was developed to enable the Company to attract and retain employees and Non-employee Directors by providing them with appropriate incentives and rewards for superior performance by granting stock options.
         The Plan is intended to encourage stock ownership by recipients by providing for their proprietary interests in the Company, thereby encouraging them to remain employed or otherwise in service.

Restricted Stock Plan
         1st Independence Financial Group, Inc. established a Restricted Stock Plan, approved by stockholders at the 2006 Annual Meeting. This is an equity-based incentive compensation plan that provides for the award of restricted stock. The Plan is designed to promote the interests of the Company and its Subsidiaries by encouraging officers, key employees and Non-employee Directors, upon whose judgment, initiative and industry the Company and its Subsidiaries are largely dependent for the successful conduct and growth of their business, to continue their association with the Company and its Subsidiaries by providing additional incentive and opportunity for unusual industry and efficiency through stock ownership, and by increasing their proprietary interest in the Company and their personal interest in its continued success and progress. The restricted stock vests in 20% increments over a 5 year period.

Deductibility Cap on Executive Compensation
         Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), subject to an exception for qualifying performance-based compensation, we cannot deduct compensation of over $1,000,000 in annual compensation paid to certain executive officers. We have never paid compensation for which a deduction was disallowed.
         If an executive officer is entitled to deferred compensation under Code
Section 409A, and such benefits do not comply with the Code Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20 percent of the amount includible in income. Our compensation program has been structured to comply with Code Section 409A.

Tabular Disclosures Regarding Executive Officers
         The following tables provide compensation information for the Company's Principal Executive Officer, the Principal Financial Officer and the Company's most highly compensated executive officer (collectively, the "named executive officers"):

                           Summary Compensation Table

------------------------------ -------- ------------ ------------ ------------ ------------ ----------------- ------------
          Name and              Year      Salary        Bonus        Stock       Option        All Other         Total
          Principal                         ($)          ($)        Awards       Awards       Compensation        ($)
          Position                                                    ($)          ($)            ($)
------------------------------ -------- ------------ ------------ ------------ ------------ ----------------- ------------
N. William White,                 2007     $170,000   $     -     $3,674(1)   $17,421(3)       $36,019(6)        $227,114
    President and Chief           2006     $154,000   $     -     $3,378(1)   $ 4,156(2)       $27,529(7)        $189,063
    Executive Officer
R. Michael Wilbourn,              2007     $106,108   $     -     $3,674(1)    $5,651(4)       $13,874(8)        $129,307
    Executive Vice                2006     $105,000   $     -     $3,378(1)    $4,156(2)        $6,906(9)        $119,440
    President and Chief
    Financial Officer
Kathy L. Beach,                   2007      $93,323   $     -     $3,674(1)    $9,576(5)        $8,737(10)       $115,310
    Executive Vice                2006      $90,000   $     -     $3,378(1)    $4,156(2)        $5,832(11)       $103,366
    President and Chief
    Operations Officer
------------------------------ -------- ------------ ------------ ------------ ------------ ----------------- ------------

(1)  Represents the amount of compensation expense recorded during 2007 and 2006 on 500 shares of the
     Company's Common Stock awarded on February 24, 2005 and 500 shares of the Company's Common Stock awarded on March 17, 2006 (both awards vest 20% annually beginning with the first anniversary date).  The market value of the 500 shares granted on February 24, 2005 was $9,495 (calculated using the closing stock price of the Company's Common Stock on February 24, 2005 of $18.99) and the market value of the 500 shares granted on March 17, 2006 was $8,875 (calculated using the closing stock price of the Company's
     Common Stock on March 17, 2006 of $17.75).
(2)  Represents the amount of compensation expense recorded during 2006 on 2,500 stock options on the
     Company's Common Stock awarded on February 24, 2005 (options vest 25% annually beginning with the grant date).  The market value of the 2,500 stock options was $6.65 per stock option based upon the
     Black-Scholes option-pricing model.  See the caption "stock options" in note 1 to the Company's consolidated financial statements included in item 8 of this Annual Report on Form 10-K for additional information.
(3)  Represents the amount of compensation expense recorded during 2007 on 2,500 stock options on the
     Company's Common Stock awarded on February 24, 2005 and 5,000 stock options on the Company's Common
     Stock awarded on January 17, 2007 (both option awards vest 25% annually beginning with the grant date).
     The market value of the 2,500 stock options was $6.65 per stock option and the market value of the 5,000 stock options was $4.43 per stock option with both market values based upon the Black-Scholes option-pricing model.  See the caption "stock options" in note 1 to the Company's consolidated financial statements included in item 8 of this Annual Report on Form 10-K for additional information.
(4)  Represents the amount of compensation expense recorded during 2007 on 2,500 stock options on the
     Company's Common Stock awarded on February 24, 2005 and 1,250 stock options on the Company's Common
     Stock awarded on January 17, 2007 (both option awards vest 25% annually beginning with the grant date).
     The market value of the 2,500 stock options was $6.65 per stock option and the market value of the 1,250 stock options was $4.43 per stock option with both market values based upon the Black-Scholes option-pricing model.  See the caption "stock options" in note 1 to the Company's consolidated financial statements included in item 8 of this Annual Report on Form 10-K for additional information.
(5)  Represents the amount of compensation expense recorded during 2007 on 2,500 stock options on the
     Company's Common Stock awarded on February 24, 2005 and 2,500 stock options on the Company's Common
     Stock awarded on January 17, 2007 (both option awards vest 25% annually beginning with the grant date).
     The market value of the 2,500 stock options awarded on February 24, 2005 was $6.65 per stock option and the market value of the 1,250 stock options awarded on January 17, 2007 was $4.43 per stock option with both market values based upon the Black-Scholes option-pricing model.  See the caption "stock options"
     in note 1 to the Company's consolidated financial statements included in item 8 of this Annual Report on
     Form 10-K for additional information.


(6)  Includes 1,366 shares allocated to Mr. White's account pursuant to the ESOP at a cost of $10 per share (with an aggregate market value of $9.62 per share at December 31, 2007 totaling $13,141), a matching contribution to the 401(k) portion of the ESOP of $9,048, director fees of $9,000, value of personal use of a Company owned vehicle of $4,475 and premiums paid of $355 for $500,000 of term life insurance where Mr. White's minor children are the beneficiary.
(7)  Includes 407 shares allocated to Mr. White's account pursuant to the ESOP at a cost of $10 per share (with an aggregate market value of $16.40 per share at December 31, 2006 totaling $6,675), a matching contribution to the 401(k) portion of the ESOP of $6,160, director fees of $9,000, value of personal use of a Company owned vehicle of $5,339 and premiums paid of $355 for $500,000 of term life insurance where Mr. White's minor children are the beneficiary.
(8)  Includes 913 shares allocated to Mr. Wilbourn's account pursuant to the ESOP at a cost of $10 per share (with an aggregate market value of $9.62 per share at December 31, 2007 totaling $8,783) and a matching contribution to the 401(k) portion of the ESOP of $5,091.
(9)  Includes 229 shares allocated to Mr. Wilbourn's account pursuant to the ESOP at a cost of $10 per share (with an aggregate market value of $16.40 per share at December 31, 2006 totaling $3,756) and a matching contribution to the 401(k) portion of the ESOP of $3,150.
(10) Includes 447 shares allocated to Ms. Beach's account pursuant to the ESOP at a cost of $10 per share (with an aggregate market value of $9.62 per share at December 31, 2007 totaling $4,300) and a matching contribution to the 401(k) portion of the ESOP of $4,437.
(11) Includes 191 shares allocated to Ms. Beach's account pursuant to the ESOP at a cost of $10 per share (with an aggregate market value of $16.40 per share at December 31, 2006 totaling $3,132) and a matching contribution to the 401(k) portion of the ESOP of $2,700.

                       Grants of Plan-Based Awards in 2007

---------------------------- ------------ ----------------- ------------------ ----------------- -------------------
           Name                 Grant        All Other         All Other          Exercise or           Grant
                                Date       Stock Awards:     Option Awards:      Base Price of        Date Fair
                                             Number of         Number of            Option         Value of Stock
                                             Shares of        Securities            Awards           and Option
                                               Stock          Underlying            ($/SH)           Awards ($)
                                                (#)             Options
                                                                  (#)
---------------------------- ------------ ----------------- ------------------ ----------------- -------------------
N. William White                1/17/07           -            1,250(1)            $16.44           $5,537.50(5)
                                1/17/07           -            1,250(2)            $16.44           $5,537.50(5)
                                1/17/07           -            1,250(3)            $16.44           $5,537.50(5)
                                1/17/07           -            1,250(4)            $16.44           $5,537.50(5)
R. Michael Wilbourn             1/17/07           -              312(1)            $16.44           $1,382.16(5)
                                1/17/07           -              312(2)            $16.44           $1,382.16(5)
                                1/17/07           -              312(3)            $16.44           $1,382.16(5)
                                1/17/07           -              314(4)            $16.44           $1,391.02(5)
Kathy L. Beach                  1/17/07           -              625(1)            $16.44           $2,768.75(5)
                                1/17/07           -              625(2)            $16.44           $2,768.75(5)
                                1/17/07           -              625(3)            $16.44           $2,768.75(5)
                                1/17/07           -              625(4)            $16.44           $2,768.75(5)
---------------------------- ------------ ----------------- ------------------ ----------------- -------------------

(1)  Vesting date of January 17, 2007.
(2)  Vesting date of January 17, 2008.
(3)  Vesting date of January 17, 2009.
(4)  Vesting date of January 17, 2010.
(5)  Using market value of $4.43 per stock option based upon the Black-Scholes option-pricing model.
     See the caption "stock options" in note 1 to the Company's consolidated financial statements included in item 8 of this Annual Report on Form 10-K for additional information.

                   Outstanding Equity Awards at 2007 Year-End

-------------------------- ---------------------------------------------------------------- ------------------------------
                                                    Option Awards                                   Stock Awards
-------------------------- ---------------------------------------------------------------- ------------------------------
          Name                Number of         Number of         Option        Option        Number of        Market
                             Securities         Securities       Exercise     Expiration      Shares of       Value of
                             Underlying         Underlying         Price         Date         Stock That      Shares of
                             Unexercised       Unexercised          ($)                        Have Not      Stock That
                               Options           Options                                        Vested        Have Not
                                 (#)               (#)                                           (#)           Vested
                            (Exercisable)     (Unexercisable)                                                    ($)
-------------------------- ---------------- ------------------- ------------ -------------- --------------- --------------
N. William White                4,000                -              $8.00        1/27/10         300(5)        $2,886(7)
                                1,500                -             $10.00        1/28/13         400(6)        $3,848(7)
                                2,500                -             $10.00       12/31/13
                                1,875                -             $18.99        2/24/15
                                    -              625(1)          $18.99        2/24/15
                                1,250                -             $16.44        1/17/17
                                    -            1,250(2)          $16.44        1/17/17
                                    -            1,250(3)          $16.44        1/17/17
                                    -            1,250(4)          $16.44        1/17/17
R. Michael Wilbourn             1,000                -             $10.00        2/16/11         300(5)        $2,886(7)
                                1,500                -             $10.00        1/28/13         400(6)        $3,848(7)
                                2,500                -             $10.00       12/31/13
                                1,875                -             $18.99        2/24/15
                                    -              625(1)          $18.99        2/24/15
                                  312                -             $16.44        1/17/17
                                    -              312(2)          $16.44        1/17/17
                                    -              312(3)          $16.44        1/17/17
                                    -              314(4)          $16.44        1/17/17
Kathy L. Beach                  1,875                -             $18.99        2/24/15         300(5)        $2,886(7)
                                    -              625(1)          $18.99        2/24/15         400(6)        $3,848(7)
                                  625                -             $16.44        1/17/17
                                    -              625(2)          $16.44        1/17/17
                                    -              625(3)          $16.44        1/17/17
                                    -              625(4)          $16.44        1/17/17
-------------------------- ---------------- ------------------- ------------ -------------- --------------- --------------

(1)  Vesting date of February 24, 2008.
(2)  Vesting date of January 17, 2008.
(3)  Vesting date of January 17, 2009.
(4)  Vesting date of January 17, 2010.
(5)  Vest at 100 shares per year on vesting dates of February 24, 2008, February 24, 2009 and February 24, 2010.
(6)  Vest at 100 shares per year on vesting dates of March 17, 2008, March 17, 2009, March 17, 2010 and March 17, 2011.
(7)  Valued using December 31, 2007 closing market price of the Company's Common Stock of $9.62.

                    Option Exercises and Stock Vested in 2007

------------------------------ ------------------------------------ ----------------------------------
                                          Option Awards                       Stock Awards
------------------------------ ------------------------------------ ----------------------------------
            Name                    Number of            Value        Number of           Value
                                      Shares           Realized         Shares           Realized
                                     Acquired         on Exercise      Acquired        on Vesting
                                   on Exercise            ($)         on Vesting           ($)
                                       (#)                               (#)
------------------------------ --------------------- -------------- --------------- ------------------
N. William White                            -                -            100           $1,715(1)
                                            -                -            100           $1,697(2)
R. Michael Wilbourn                         -                -            100           $1,715(1)
                                            -                -            100           $1,697(2)
Kathy L. Beach                              -                -            100           $1,715(1)
                                            -                -            100           $1,697(2)
------------------------------ --------------------- -------------- --------------- ------------------

(1) Valued using the closing market price of $17.15 of the Company's Common Stock on the vesting date of February 24, 2007.
(2) Valued using the closing market price of $16.97 of the Company's Common Stock on the vesting date of March 17, 2007.


Potential Payments Upon Termination or Change in Control

         Employment Agreements. During 2004, the Company and the Bank entered into three year employment agreements with N. William White, R. Michael Wilbourn and Kathy L. Beach (collectively the "Employment Agreements"). Under the Agreements, Mr. White, Mr. Wilbourn and Ms. Beach's employment may be terminated by the Company or the Bank for "just cause" as defined below. The executive may also terminate employment for "good reason" as defined below.
         On December 31, 2007 amendments were completed to each of the Employment Agreements to comply with the requirements of Code Section 409A and to specify the circumstances under which the Executive should receive a payment upon the occurrence of a "Change in Control" of the Company.
         Termination by Company or Bank for "cause", or by executive without "good reason", or due to death or disability. If an executive is terminated by the Company or the Bank for "cause", or if an executive terminates employment without "good reason", death, or disability, he or she will be entitled to all benefits payable under insurance, health, retirement, bonus and salary programs through the date of termination, and will be paid amounts due under those arrangements in accordance with such arrangements.
         Termination by Company or Bank without "cause" or by executive for "good reason". If an executive is terminated by the Company or the Bank without "cause", or if an executive terminates employment for "good reason", he or she will be entitled to all benefits payable under insurance, health, retirement, bonus and salary programs through the date of termination, and will be paid amounts due under those arrangements in accordance with such arrangements.
         If the termination does not occur during the two-year period following a "Change in Control", the executive will continue to receive his or her salary for the period of time remaining in the term of the Agreement. Payment will be made in accordance with the Bank's payroll beginning on the first payroll after the date of termination.
         If the termination occurs during the two-year period following a "Change in Control", as defined below, the executive will be paid an amount equal to 2.99 times the executive's "base amount" (as defined in Code Section 280G(b)(3) less the value of any benefits or rights accelerated by the Change in Control. This amount will be paid in a single sum within 30 days of termination of employment; provided, however, the amount will be reduced in such a way as to prevent the payment from constituting an "excess parachute payment" in accordance with Code Section 280G. In lieu of COBRA coverage, the Company or the Bank shall maintain the welfare benefit plans in effect for the executive for the remaining term of the Agreement, unless an equivalent benefit is available for the executive from a subsequent employer.
         During the three-month period following termination by the Company or the Bank without "cause" or by the executive for "good reason" following a "Change in Control", the executive may purchase all options, whether or not they are exercisable or have terminated at the fair market value of the shares as of the date of termination.
         No payment of "deferred compensation" (as defined by Code Section 409A) will be made to an executive during the six months following termination of employment for reasons other than death, if he or she is a key employee (as defined by Code Section 409A).
         Confidentiality and Non-Compete/Non-Solicitation Covenants. The executive agrees to hold confidential all trade secrets and confidential information. The executive also agrees to not compete with the Company or Bank during the one year following termination in the geographical areas where the Company and Bank are actually doing business or intend to do business as evidenced by a formal proposal for business. The executive agrees to not influence customers for the one-year period following termination. The executive lastly agrees not to solicit any employees of the Company or Bank during the one-year period following termination of employment.
         Restricted Stock Plan. In the event of a Change in Control of the Company (i) the restrictions on the transfer of all shares of Restricted Stock will immediately lapse, and (ii) all of the shares of Restricted Stock subject to forfeiture will immediately become fully vested and nonforfeitable.
         For purposes of the Agreements, "Cause" is defined as: (i) executive's personal dishonesty of a material nature affecting executive's ability to perform his or her duties under the Agreement; (ii) executive's incompetence in the performance of his or her duties under the Agreement; (iii) executive's willful misconduct or gross negligence; (iv) executive's breach of fiduciary duty involving personal profit; (v) executive's intentional failure to perform stated duties; (vi) executive's conviction of any felony; (vii) any requirement of a governmental agency or authority having jurisdiction over the Company and the Bank; or (viii) any material violation by the executive of any material provision or covenant of the Agreement.
         For purposes of the Agreements, "Good Reason" is defined as (i) any action by the Company's or the Bank's Board of Directors to remove the executive without the prior written consent of executive, except where the Company's and the Bank's Board of Directors properly act to remove executive from such office for "cause"; (ii) any action by the Company's or the Bank's Board of Directors to materially limit, increase, or modify executive's duties and/or authority (including his or her authority, subject to corporate controls no more restrictive than those in effect on the date hereof, to hire and discharge executives who are not bona fide officers of the Company) without the prior written consent of executive, except such change in duties as may be required by any government agency or authority having jurisdiction over the Company or the Bank, or as may be required for the Board to perform its fiduciary obligations;
(iii) any failure of the Company to obtain the assumption of the obligation to perform this Agreement by any successor; or (iv) any material violation by the Company or the Bank of any material provision or covenant of this Agreement. For purposes of the Agreements, "Change in Control" is defined as (i) any merger, tender offer, consolidation or sale of substantially all of the assets of the Company, or related series of such events, as a result of which stockholders of the Company immediately prior to such event hold less than 50% of the outstanding voting securities of the Company or its survivor or successor immediately after such event; persons holding less than 25% of such securities before such event own more than 50% of such securities after such event; or persons constituting a majority of the Board of Directors were not directors of the Company for at least 24 preceding months; (ii) any sale, lease, exchange, transfer, or other disposition of all or any substantial part of the assets of the Company; or (iii) any acquisition by any person or entity, directly or indirectly, of the beneficial ownership of 40% or more of the outstanding voting stock of the Company, excluding acquisitions by individuals or entities who at the date of this Agreement were either a Director of the Company or the beneficial owner (either directly or indirectly) of 10% or more of the voting securities of the Company.
         The following table sets forth information concerning potential payments and benefits for the named executive officers under the Employment Agreements discussed above assuming a change in control event had occurred on December 31, 2007.

                                            N. William      R. Michael      Kathy L.
                                               White         Wilbourn        Beach
----------------------------------------- -------------- --------------- --------------
Termination in connection with
  a Change in Control (assumed
  date of December 31, 2007):

    Lump sum severance payment (1)           $508,300        $317,263       $279,036
    Lump sum welfare benefits (2)              22,080               -         12,996
    Acceleration of restricted
      stock awards (3)                          6,734           6,734          6,734
    Acceleration of vesting of
      stock option awards (4)                       -               -              -
                                             --------        --------       --------
                 Total                       $537,114        $323,997       $298,766
                                             ========        ========       ========

(1) Determined based upon 2.99 times his or her base compensation.
(2) Estimated based upon welfare benefits for a period of three years.
(3) Reflects the assumed fair value of $9.62 per share which was the closing stock price per share of the
    Company's Common Stock on December 31, 2007 (the last trading day of the year) times the unvested restricted stock awards that would vest due to the change in control.
(4) Reflects the excess of the assumed fair value of $9.62 per share which was the closing stock price per share of the Company's Common Stock on December 31, 2007 (the last trading day of the year) over the exercise price for those stock options becoming vested due to the change in control. There was no excess based upon the assumed fair value of $9.62.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth, as of March 14, 2008 certain information regarding the beneficial ownership of the Company's Common Stock by each person or group who own more than 5% of the Common Stock. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock as of that date.

                                              Amount and         Percent of
                                               nature of         shares of
                                              beneficial        common stock
   Name and address of beneficial owner       ownership         outstanding
----------------------------------------      ----------        -----------

Tontine Financial Partners, L.P. (1)
Tontine Management, L.L.C.
Jeffrey L. Gendell
55 Railroad Avenue
Greenwich, Connecticut 06830                    178,405             8.9%

1st Independence Employee Stock
Ownership & 401K Plan (2)
8620 Biggin Hill Lane
Louisville, Kentucky 40220-4117                 155,457             7.8%

(1) Based solely upon information provided in a Schedule 13F/A filed with the United States Securities and Exchange Commission by such persons on February 22, 2008.

(2) The Employee Stock Ownership & 401K Plan ("KSOP") purchased such shares for the exclusive benefit of plan participants with funds borrowed from the Company. These shares are held in a suspense account and will be allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The Bank's Board of Directors has appointed a committee consisting Mr. N. William White - President and Chief Executive Officer of the Company, Mr. R. Michael Wilbourn - Executive Vice President and Chief Financial Officer of the Company and Ms. Terry L. Batson - Senior Vice President Human Resources of the Company to serve as the KSOP administrative committee ("KSOP Committee") and First Bankers Trust Services, Inc. to serve as the KSOP trustees ("KSOP Trustee"). The KSOP Committee instructs the KSOP Trustee regarding investment of KSOP plan assets. The KSOP Trustee must vote all shares allocated to participant accounts under the KSOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received, will be voted by the KSOP Trustee as directed by the KSOP Committee. As of December 31, 2007, 138,880 shares have been allocated under the ESOP to participant accounts.

                        SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of March 14, 2008 certain information regarding beneficial ownership of the Company's common stock by: (i) each of the Company's directors, nominees and named executive officers; and (ii) all current directors and executive officers as a group.

                            Amount and Nature of
                                 Beneficial           Percent of Shares of
   Name of Beneficial Owner      Ownership (1)     Common Stock Outstanding (2)
-----------------------------    -------------     ----------------------------
Matthew C. Chalfant                  58,188                     2.9%
Jack L. Coleman, Jr.                 15,365                       *
Thomas Les Letton                    23,600                     1.2
Stephen R. Manecke                   21,750                     1.1
Charles L. Moore II                  81,571                     4.1
Ronald L. Receveur                   43,343                     2.2
W.Dudley Shryock                      7,127                       *
H. Lowell Wainwright, Jr.            10,500                       *
N. William White                     40,259                     2.0
All directors and executive
officers of the Company as
a group (12 persons) (1) (2)
 (3)                                328,039                    16.1
________________

(1) The share amounts also include shares of common stock that the following persons may acquire through the exercise of stock options within 60 days of March 14, 2008: Stephen R. Manecke - 5,000; Charles L. Moore II - 3,400; Ronald L. Receveur - 3,400; N. William White - 13,000.

(2) Excludes 155,457 shares of Common Stock held by the KSOP for which such individuals serve as a member of the KSOP Committee and has shared voting power. Such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity.

(3) The share amount also includes 11,874 shares of common stock that may be acquired through the exercise of stock options within 60 days of March 14, 2008 by other executive officers.

* Represents less than 1% of the Company's outstanding common stock.

         Set forth below is information as of December 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                       Equity Compensation Plan Information
                                                                                                  (c)
                                                   (a)                 (b)                Number of securities
                                          Number of securities    Weighted-average       remaining available for
                                            to be issued upon       exercise price       future issuance under
                                               exercise of          of outstanding      equity compensation plan
                                          outstanding options,    options, warrants      [excluding securities
                                           warrants and rights        and rights         reflected in column (a)]
                                         ----------------------  -------------------    ------------------------
Equity compensation plans approved
   by stockholders:

2004 Omnibus Stock Option Plan                    64,300                 $ 12.75                   210,700
1996 Stock Option Plan (1)                             -                       -                         -
Restricted Stock Plan                                  -                       -                    74,150

Equity compensation plans not
   approved by stockholders                          n/a                     n/a                       n/a
                                                  ------                 -------                   -------
 Total                                            64,300                 $ 12.75                   284,850
                                                  ======                 =======                   =======

(1) Plan terminated and no longer eligible for grant as of January 28, 2007.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. Applicable laws and regulations require the loans to be made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.
         In addition, Federal Reserve Board Regulation O governs the extension of credit to insiders, including executive officers, directors, and principal stockholders. All extensions of credit to insiders are approved by the Company's Board of Directors.
         Management is responsible for reviewing and approving any transaction between the Company and any director or officer of the Company or members of their immediate family or entities with which they are affiliated. In addition, on an annual basis, each director and executive officer is obligated to complete a "Director and Officer Questionnaire" which requires the director or executive to disclose any related party transactions or business relationships involving the Company or its subsidiaries which are required to be disclosed pursuant to
Item 404 of SEC Regulation S-K.
         The following table illustrates the expenses of products and services provided to the Company in 2007 from businesses with ownership interests by directors or executive officers.


  Director or             Director or Executive      Expense Paid by the      Service or Product
Executive Officer        Officer Related Entity            Company                Provided
-----------------       -------------------------    -------------------     -------------------
Matthew C. Chalfant     Chalfant Industries, Inc.         $134,868           Leased office space
Jack L. Coleman, Jr.    Patterson - Coleman LLC              4,500           Land lease for ATM

         Information regarding the independence of each of the directors of the Company is provided in Item 10, "Directors, Executive Officers and Corporate Governance."

Item 14. Principal Accounting Fees and Services.

                          REPORT OF THE AUDIT COMMITTEE

Review of Audited Financial Statements with Management.

         The Audit Committee reviewed and discussed the audited financial statements for the year ended December 31, 2007 with the management of the Company.

Review of Financial Statements and Other Matters with Independent Registered Public Accounting Firm.

         The Audit Committee discussed with BKD, LLP, the Company's independent registered public accounting firm, the matters required to be discussed by the Statement on Auditing Standards No. 61 ("Communications with Audit Committees"), as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from BKD, LLP required by Independence Standards Board Standard No. 1 ("Independence Discussions with Audit Committees"), as may be modified or supplemented, and has discussed with BKD, LLP its independence.

Recommendation that Financial Statements be Included in Annual Report.

         Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the United States Securities and Exchange Commission.

Submitted by the Audit Committee:

            Stephen R. Manecke, Chairman
            Charles L. Moore II
            W. Dudley Shryock
            H. Lowell Wainwright, Jr.

                                   AUDIT FEES

         The following table sets forth fees for professional audit services rendered by BKD, LLP, the Company's independent registered public accounting firm, for the audits of the Company's annual financial statements for the years ended December 31, 2007 and December 31, 2006, and fees for other services rendered by BKD, LLP during those periods:

                                       Year ended                Year ended
                                    December 31, 2007         December 31, 2006
                                    -----------------         -----------------
   Audit fees (1)                        $227,775                  $118,534
   Audit-related fees (2)                       -                    11,268
   Tax fees (3)                                 -                     8,811
   All other fees (4)                           -                         -
                                         --------                  --------
            Total fees                   $227,775                  $138,613
                                         ========                  ========
-------------
(1) Audit fees consist of fees for professional services rendered for the annual audit and review of Form 10-K as well as fees for the reviews of quarterly financial information filed with the SEC on Form 10-Q.

(2) Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements including due diligence services.

(3) Tax fees consist of compliance fees for the preparation of state and federal tax returns and consulting on various tax matters. During 2005, the Company engaged another accounting firm to begin providing tax compliance and consulting services. Fees for 2006 were assistance relating to an IRS audit of prior year federal tax returns.

(4) All other fees consist of other services not included in the first three categories above.

Pre-Approval Policies and Procedures
         The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specified audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the full Audit Committee at its next scheduled meeting.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following exhibits are filed as part of this report.

     (1) Financial Statements.

         The consolidated financial statements of the Company are listed in the index under Part II, Item 8 of this Annual Report on Form 10-K.

     (2) Financial Statement Schedules.

         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or related notes in Part II, Item 8 of this Annual Report on Form 10-K.

     (3)  Exhibits.

         Exhibit
         number                              Description
         -------    -----------------------------------------------------------
           2.1      Stock Purchase Agreement, dated as of October 22, 2004,
                    between Porter Bancorp, Inc. and 1st Independence Financial
                    Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on October 22, 2004).

           2.2 Contract of Sale, dated as of October 22, 2004, between Ascencia Bank, Inc. and 1st Independence Bank, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on October 22, 2004).

           2.3 Agreement and Plan of Merger, dated as of February 26, 2008, among MainSource Financial Group, Inc., 1st Independence Financial Group, Inc. and 1st Independence Bank, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 27, 2008).

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

          10.4* First Amendment of the N. William White Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 7, 2008).

          10.5* Form of Employment Agreement for R. Michael Wilbourn (incorporated by reference to Exhibit 10.7 to the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163).

          10.6* First Amendment of the R. Michael Wilbourn Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 7, 2008).

          10.7* Form of Employment Agreement for Kathy L. Beach (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB filed on December 29, 2004).

          10.8* First Amendment of the Kathy L. Beach Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on January 7, 2008).

          10.9* 2004 Omnibus Stock Option Plan (incorporated by reference to Appendix G to the proxy statement/prospectus contained in the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163).

          10.10* 1st Independence Restricted Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement, initially filed on August 18, 2006, Registration No. 333-136725).

          10.11* Form of Stock Option Award under the 1996 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company's Form S-8 Registration Statement, initially filed on
                    August 13, 2004, Registration No. 333-118198).

          10.12* Form of Restricted Stock Agreement under the Restricted Stock Plan and Trust Agreement (incorporated by reference to Exhibit 99.5 to the Company's Form S-8 Registration Statement, initially filed on August 13, 2004, Registration No. 333-118198).

          10.13* Form of Stock Award Agreement under the 2004 Omnibus Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Post Effective Amendment No. 1 Under Cover of Form S-8 to Form S-4 Registration Statement, initially filed on August 13, 2004, Registration No. 333-113163).

          10.14* Form of Restricted Stock Award Agreement under the 1st Independence Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 Registration Statement, initially filed on August 18, 2006, Registration No. 333-136725).

          10.15* Severance Agreement and Release, dated March 31, 2005, by and among the Company, 1st Independence Bank and Arthur L. Freeman (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed on April 1, 2005).

          10.16* Form of Change of Control Agreement for Gregory A. DeMuth (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 31, 2006).

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

                                    1St INDEPENDENCE FINANCIAL GROUP, INC.

Date:   March 31, 2008             By /s/ N. William White
                                      ---------------------------------------
                                          N. William White, President and
                                          Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                          Title                     Date
         ---------                          -----                     ----

/s/ Matthew C. Chalfant           Chairman of the Board and       March 31, 2008
------------------------------    Director
Matthew C. Chalfant

/s/ N. William White
------------------------------
N. William White                  President, Chief Executive      March 31, 2008
                                  Officer and Director
                                  (Principal Executive Officer)

/s/ Jack L. Coleman, Jr.
------------------------------
Jack L Coleman, Jr.               Director                        March 31, 2008

/s/ Thomas Les Letton
------------------------------
Thomas Les Letton                 Director                        March 31, 2008

/s/ Stephen R. Manecke
------------------------------
Stephen R. Manecke                Director                        March 31, 2008

/s/ Charles L. Moore II
------------------------------
Charles L. Moore II               Director                        March 31, 2008

/s/ Ronald L. Receveur
------------------------------
Ronald L. Receveur                Director                        March 31, 2008

/s/ W. Dudley Shryock
------------------------------
W. Dudley Shryock                 Director                        March 31, 2008

/s/ H. Lowell Wainwright, Jr.
------------------------------
H. Lowell Wainwright, Jr.         Director                        March 31, 2008

/s/ R. Michael Wilbourn
------------------------------
R. Michael Wilbourn               Executive Vice President        March 31, 2008
                                  and Chief Financial Officer
                                  (Principal Financial and
                                   Accounting Officer)

/s/ John F. Barron
------------------------------
John F. Barron                    Senior Vice President           March 31, 2008
                                  and Controller

                                       Exhibit Index
                                       -------------

         Exhibit
         number                             Description
         -------    -----------------------------------------------------------
           2.1      Stock Purchase Agreement, dated as of October 22, 2004,
                    between Porter Bancorp, Inc. and 1st Independence
                    Financial Group, Inc. (incorporated by reference to
                    Exhibit 2.1 to the Company's Form 8-K filed on
                    October 22, 2004).

           2.2 Contract of Sale, dated as of October 22, 2004, between Ascencia Bank, Inc. and 1st Independence Bank, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on October 22, 2004).

           2.3 Agreement and Plan of Merger, dated as of February 26, 2008, among MainSource Financial Group, Inc., 1st Independence Financial Group, Inc. and 1st Independence Bank, Inc. (incorporated by reference to
                    Exhibit 2.1 to the Company's Form 8-K filed on
                    February 27, 2008).

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

          10.4* First Amendment of the N. William White Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 7, 2008).

          10.5* Form of Employment Agreement for R. Michael Wilbourn (incorporated by reference to Exhibit 10.7 to the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163).

          10.6* First Amendment of the R. Michael Wilbourn Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 7, 2008).

          10.7* Form of Employment Agreement for Kathy L. Beach (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB filed on December 29, 2004).

          10.8* First Amendment of the Kathy L. Beach Employment Agreement (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on January 7, 2008).

          10.9* 2004 Omnibus Stock Option Plan (incorporated by reference to Appendix G to the proxy statement/prospectus contained in the Company's Form S-4 Registration Statement, initially filed on February 27, 2004, Registration No. 333-113163).

          10.10* 1st Independence Restricted Stock Plan (incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement, initially filed on August 18, 2006, Registration No. 333-136725).

          10.11* Form of Stock Option Award under the 1996 Stock Option Plan (incorporated by reference to Exhibit 99.3 to the Company's Form S-8 Registration Statement, initially filed on
                    August 13, 2004, Registration No. 333-118198).

          10.12* Form of Restricted Stock Agreement under the Restricted Stock Plan and Trust Agreement (incorporated by reference to Exhibit 99.5 to the Company's Form S-8 Registration Statement, initially filed on August 13, 2004, Registration No. 333-118198).

          10.13* Form of Stock Award Agreement under the 2004 Omnibus Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Post Effective Amendment No. 1 Under Cover of Form S-8 to Form S-4 Registration Statement, initially filed on August 13, 2004, Registration No. 333-113163).

          10.14* Form of Restricted Stock Award Agreement under the 1st Independence Restricted Stock Plan (incorporated by reference to Exhibit 99.2 to the Company's Form S-8 Registration Statement, initially filed on August 18, 2006, Registration No. 333-136725).

          10.15* Severance Agreement and Release, dated March 31, 2005, by and among the Company, 1st Independence Bank and Arthur L. Freeman (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed on April 1, 2005).

          10.16* Form of Change of Control Agreement for Gregory A. DeMuth (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 31, 2006).

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