Form 10-Q
period 2008-03-31
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2008-05-07
CIK 946738

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

                  For the quarterly period ended March 31, 2008
                                       or

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

         The registrant had 1,995,744 shares of common stock outstanding at April 28, 2008.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2008

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                      Page Number
                                                                   -----------

  Condensed Consolidated Balance Sheets as of March 31, 2008
  (unaudited) and December 31, 2007                                      3

  Condensed Consolidated Statements of Operations for the three
  months ended March 31, 2008 and 2007 (unaudited)                       4

  Condensed Consolidated Statements of Comprehensive Income
  for the three months ended March 31, 2008 and 2007 (unaudited)         5

  Condensed Consolidated Statements of Cash Flows for the three
  months ended March 31, 2008 and 2007 (unaudited)                       6

  Notes to Condensed Consolidated Financial Statements (unaudited)       7-10

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     11-15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     16

Item 4.   Controls and Procedures                                        16

                           Part II - Other Information

Item 1.   Legal Proceedings                                              17

Item 6.   Exhibits                                                       17

Signatures                                                               18

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                 (Unaudited)
                                                                   March 31,             December 31,
                                                                     2008                    2007
                                                               ---------------         --------------
Assets
Cash and and due from banks                                         $  13,775              $  11,118
Interest-bearing demand deposits                                        8,221                  7,789
Federal funds sold                                                      3,558                 13,711
                                                               ---------------         --------------
         Cash and cash equivalents                                     25,554                 32,618
Inerest-bearing deposits                                                  100                    100
Available-for-sale securities at fair value                            14,689                 15,045
Held-to-maturity securities, fair value of $1,752 and
    $1,750 at March 31, 2008 and December 31, 2007, respectively        1,703                  1,745
Loans held for sale                                                     1,077                  2,874
Loans, net of allowance for loan losses of $6,579 and
     $7,140 at March 31, 2008 and December 31, 2007, respectively     266,925                268,448
Premises and equipment, net                                             7,540                  7,954
Federal Home Loan Bank (FHLB) stock                                     2,341                  2,313
Bank owned life insurance                                               3,702                  3,647
Goodwill                                                                8,286                  8,286
Other real estate owned                                                   388                     58
Interest receivable and other assets                                    4,366                  4,630
                                                               ---------------         --------------
         Total assets                                               $ 336,671              $ 347,718
                                                               ===============         ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                       $  18,489              $  15,491
       Savings, NOW and money market                                  152,734                102,064
       Time                                                           107,722                137,030
                                                               ---------------         --------------
         Total deposits                                               278,945                254,585
Short-term borrowings                                                   1,007                 36,011
Long-term debt                                                         20,279                 20,279
Interest payable and other liabilities                                  1,226                  1,567
                                                               ---------------         --------------
         Total liabilities                                            301,457                312,442
                                                               ---------------         --------------
Commitments and contingencies                                               -                      -
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                           -                      -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,995,744 shares and 1,995,744 shares outstanding at
     March 31, 2008 and December 31, 2007, respectively                   296                    296
Additional paid-in capital                                             39,922                 39,898
Retained earnings                                                       9,506                  9,767
Unearned ESOP compensation                                               (134)                  (166)
Accumulated other comprehensive (loss)                                    199                     56
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at March 31, 2008 and
     December 31, 2007, respectively                                  (14,575)               (14,575)
                                                               ---------------         --------------
         Total stockholders' equity                                    35,214                 35,276
                                                               ---------------         --------------
         Total liabilities and stockholders' equity                 $ 336,671              $ 347,718
                                                               ===============         ==============

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands except per share data)

                                                                                    (Unaudited)
                                                                             Three months ended March 31,
                                                                        -----------------------------------
                                                                             2008                  2007
                                                                        --------------       --------------
Interest and dividend income
        Interest and fees on loans                                             $4,284               $5,125
        Interest on securities
              Taxable                                                             160                  166
              Tax exempt                                                           43                   45
        Interest on federal funds sold                                            152                   76
        Dividends                                                                  35                   43
        Interest on deposits with financial institutions                           65                   78
                                                                        --------------       --------------
                      Total interest and dividend income                        4,739                5,533
                                                                        --------------       --------------
Interest expense
        Deposits                                                                2,149                2,591
        FHLB advances                                                             266                  359
        Other                                                                     169                  177
                                                                        --------------       --------------
                      Total interest expense                                    2,584                3,127
                                                                        --------------       --------------
Net interest income                                                             2,155                2,406
Provision for loan losses                                                           -                  175
                                                                        --------------       --------------
Net interest income after provision for loan losses                             2,155                2,231
                                                                        --------------       --------------
Noninterest income
        Service charges                                                           146                  120
        Gain on loan sales                                                        357                  201
        (Loss) on disposal of premises and equipment                              (27)                  (1)
        Gain on disposal of other real estate owned                               109                    -
        Increase in cash value of life insurance                                   55                   52
        Other                                                                      97                   80
                                                                        --------------       --------------
                      Total noninterest income                                    737                  452
                                                                        --------------       --------------
Noninterest expense
        Salaries and employee benefits                                          1,268                1,228
        Net occupancy expense                                                     456                  425
        Data processing fees                                                      220                  208
        Professional fees                                                         665                  170
        Marketing expense                                                          20                   65
        Other                                                                     471                  460
                                                                        --------------       --------------
                      Total noninterest expense                                 3,100                2,556
                                                                        --------------       --------------
Income (loss) before income taxes                                                (208)                 127
Income tax expense (benefit)                                                     (105)                  17
                                                                        --------------       --------------
Net income (loss)                                                              $ (103)              $  110
                                                                        ==============       ==============

Net income (loss) per share
        Basic                                                                  ($0.05)               $0.06
        Diluted                                                                 (0.05)                0.06

Weighted average shares outstanding
        Basic                                                                   1,980                1,967
        Diluted                                                                 1,980                1,978

Cash dividends declared per share                                               $0.08                $0.08

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
            Condensed Consolidated Statements of Comprehensive Income
                                 (in thousands)

                                                                                                 (Unaudited)
                                                                                          Three months ended March 31,
                                                                                       ------------------------------------
                                                                                            2008                 2007
                                                                                       --------------     -----------------
Net income (loss)                                                                              $(103)                $ 110
Other comprehensive income, net of tax
     Change in unrealized gains and losses on available-for-sale securities                      143                    21
     Less reclassification adjustment for realized gains (losses) included in net income           -                     -
                                                                                       --------------     -----------------
             Other comprehensive income                                                          143                    21
                                                                                       --------------     -----------------
Comprehensive income                                                                           $  40                 $ 131
                                                                                       ==============     =================

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    (Unaudited)
                                                                            Three months ended March 31,
                                                                          -------------------------------
                                                                               2008              2007
                                                                          -------------      ------------
Cash Flows from Operating Activities:
   Net income (loss)                                                          $   (103)         $    110
   Adjustments to reconcile net income (loss) to net cash provided by operations:
        Depreciation                                                               197               175
        Provision for loan losses                                                    -               175
        Gain on loan sales                                                        (357)             (201)
        Origination of loans held for sale                                     (17,830)          (11,343)
        Proceeds from loans held for sale                                       19,984            11,622
        Compensation expense on stock options                                        4                31
        ESOP compensation                                                           43                53
        Amortization of unearned compensation on restricted stock                    9                 8
        Amortization of premiums and discounts on securities                         5                 6
        Loss on disposal of premises and equipment                                  27                 1
        Deferred income tax expense                                                278               251
        FHLB stock dividend                                                        (29)                -
        Amortization of loan fees                                                  (30)              (58)
        Amortization of intangibles, net                                            10                65
        Increase in cash value of life insurance                                   (55)              (52)
    Changes in:
             Decrease (increase) in interest receivable and other assets           652              (159)
             (Decrease) in interest payable and other liabilities                 (278)             (210)
                                                                          -------------      ------------
                 Net cash provided by operating activities                       2,527               474
                                                                          -------------      ------------
Cash Flows from Investing Activities:
   Purchases of available-for-sale securities                                        -            (1,000)
   Proceeds from maturities of available-for-sale securities                       567               568
   Proceeds from maturities of held-to-maturity securities                          40                90
   Net decrease (increase) in loans                                                619            (1,243)
   Purchases of premises and equipment                                             (15)             (246)
                                                                          -------------      ------------
        Net cash provided by (used in) investing activities                      1,211            (1,831)
                                                                          -------------      ------------
Cash Flows from Financing Activities:
   Net increase in deposits                                                     24,360             1,084
   Net (decrease) in short-term borrowings                                     (35,004)          (15,868)
   Proceeds from issuance of long-term debt                                          -            10,000
   Repurchase and retirement of common stock                                         -               (37)
   Cash dividends paid                                                            (158)             (157)
                                                                          -------------      ------------
        Net cash (used in) financing activities                                (10,802)           (4,978)
                                                                          -------------      ------------
Net (decrease) in cash and cash equivalents                                     (7,064)           (6,335)
Cash and cash equivalents at beginning of period                                32,618            23,579
                                                                          -------------      ------------
Cash and cash equivalents at end of period                                    $ 25,554          $ 17,244
                                                                          =============      ============
Supplemental Cash Flow Information:
    Interest paid                                                             $  2,867          $  3,153
    Income taxes paid                                                               45                25
    Real estate acquired in settlement of loans                                    935                 -
    Premises and equipment donated to Town of Marengo, Indiana                     155                 -

            See notes to condensed consolidated financial statements.

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of 1st Independence Financial Group, Inc. (the "Company") are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary to make the financial statements not misleading and to fairly present the financial position, results of operations and cash flows for the reporting interim periods have been made and were of a normal recurring nature. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

The unaudited condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, 1st Independence Bank, Inc. (the "Bank") and 1st Independence Mortgage, a division of the Bank.

2. Stock-Based Compensation
For the three months ended March 31, 2008 and March 31, 2007, the Company recorded $4,000 and $31,000, respectively, in employee stock-based compensation expense, which is included in salaries and employee benefits. As of March 31, 2008 and March 31, 2007, there was $17,000 and $60,000, respectively, of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a weighted-average period of 1.3 and 1.7 years, respectively.

3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the three months ended March 31 follows (in thousands):
                                                 2008           2007
                                                 ----           ----
Beginning balance                               $7,140         $3,745
Provision for loan losses                            -            175
Loans charged off                                 (565)          (983)
Recoveries                                           4              1
                                                ------         ------
       Ending balance                           $6,579         $2,938
                                                ======         ======

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                          Three months ended
                                                                                              March    31,
                                                                                          -------------------
                                                                                          2008           2007
                                                                                          ----           ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                                    ($103)         $110
                                                                                         ======         =====
Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                  1,980         1,967
                                                                                         ======         =====
Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                  1,980         1,967
     Plus: dilutive effect of stock options                                                   -            11
                                                                                         ------         -----
           Adjusted weighted average shares                                               1,980         1,978
                                                                                         ======         =====
Net income (loss) per share data:
     Basic                                                                               ($0.05)        $0.06
                                                                                         ======         =====
     Diluted                                                                             ($0.05)        $0.06
                                                                                         ======         =====

Options to purchase 63,050 common shares, which equates to 8,338 incremental common equivalent shares for the three months ended March 31, 2008 were excluded from the diluted calculations above as their effect would have been antidilutive. In addition, options to purchase 17,000 common shares for the three months ended March 31, 2007 were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.

5.  Merger Agreement
On February 27, 2008, the Company announced that it had entered into an Agreement and Plan of Merger with MainSource Financial Group, Inc. ("MainSource"). The Merger Agreement provides that the Company's stockholders would receive $5.475 in cash and 0.881036 shares of MainSource common stock for each share of the Company's stock owned. Based on MainSource's February 26, 2008 closing price of $14.60 per share, the transaction values the Company at $18.34 per share or $37.0 million in the aggregate, including the cashout value of the Company's in-the-money stock options. The stock portion of the consideration furnished to the Company's stockholders is intended to qualify as a tax-free transaction. The merger is currently expected to close in the third quarter of 2008, and is subject to the approval of the Company's stockholders, receipt of certain regulatory approvals, and certain other customary conditions. While the Company believes the transaction will occur, there can be no assurance. If the transaction is terminated, the Company could incur certain costs. Upon the closing of the proposed transaction, the Company will record a number of charges including certain change-in-control payments to certain officers that will have a material impact on the consolidated financial statements. At March 31, 2008, no accrual has been made for these charges.

6.  Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS 157") which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, in February 2008 the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and continued to redeliberate proposed FSP 157-c. FSP 157-1 amends SFAS 157 to exclude Financial Accounting Standards No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c would clarify the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008. The Company adopted this Standard in the first quarter of 2008 as required and the adoption did not have a material impact on the Company's financial position, results of operations or cash flows (see note 7 for additional information).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this Standard in the first quarter of 2008 as required and the adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. The Statement requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of this Statement but does not expect the adoption of SFAS No. 161 to have a material impact, if any, on the Company's financial position, results of operations and cash flows.

7.  Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial
Accounting Standards No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the period.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

   Level 1   Quoted prices in active markets for identical assets or liabilities

   Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

   Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale securities
  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all of the Company's available-for-sale securities, consisting of mortgage-backed and municipal securities.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008 (in thousands):

                                                                       Fair Value Measurements Using
                                                         -----------------------------------------------------------
                                                          Quoted Prices in        Significant     Significant
                                                          Active Markets for   Other Observable   Unobservable
                                                          Identical Assets         Inputs            Inputs
                                          Fair Value         (Level 1)            (Level 2)         (Level 3)
                                     -------------------------------------------------------------------------------
    Available-for-sale securities          $14,689             $   -              $14,689             $   -

Impaired loans
  Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114").

  If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current appraisal of the collateral and applying a discount factor to the value based on management's overall assessment of the property.

  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on independent appraisals of the underlying collateral or using Level 3 inputs based on customized discounting criteria.

  Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans for which the specific reserve was adjusted in accordance with SFAS 114 during the first quarter of 2008 had a carrying amount of $15,710,000 with specific loss exposures of $1,952,000 an increase of $1,112,000 from December 31, 2007.
  The increase in specific loss exposures was the result of several loans added to nonaccrual status which had impairments. During the first quarter of 2008, the Company charged-off $565,000 of impaired loans to the allowance for loan losses.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008 (in thousands):

                                                                       Fair Value Measurements Using
                                                         -----------------------------------------------------------
                                                          Quoted Prices in        Significant     Significant
                                                          Active Markets for   Other Observable   Unobservable
                                                          Identical Assets         Inputs            Inputs
                                          Fair Value         (Level 1)            (Level 2)         (Level 3)
                                     -------------------------------------------------------------------------------
    Impaired loans                         $13,758             $   -                $   -            $13,758

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2007, including note 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information.

Forward-Looking Statements
The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are subject to certain risks and uncertainties including among other things, changes in general economic conditions; interest rates, deposit flows, loan demand, real estate values, competition and demand for financial services and loan, deposit, and investment products in the Company's local markets; changes in the quality and composition of the loan or investment portfolios; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company's operations, pricing, and services, expected cost savings, synergies and other financial benefits from the Company's proposed merger with MainSource Financial Group, Inc. might not be realized within the expected time frames and costs or difficulties relating to integration matters might be greater than expected, the timing of the closing of the proposed merger, and other risks as detailed in the Company's various filings with the United States Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

General
The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At March 31, 2008, the Company had total assets, deposits and stockholders' equity of $336.7 million, $278.9 million, and $35.2 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

Application of Critical Accounting Policies
The discussion and analysis of the Company's financial condition and results of operation is based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to other than temporary impairment of securities, the allowance for loan losses and the valuation of goodwill. See the caption entitled "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Form 10-K for the year ended December 31, 2007 for additional information.

Overview
The Company recorded a net loss for the quarter ended March 31, 2008 of ($103,000) or ($0.05) per diluted share compared to net income of $110,000 or $0.06 per diluted share for the comparable period in 2007. The decrease in net income and net income per diluted share for the three-month period was primarily due to a decrease in net interest income after taxes of $166,000 and an increase in noninterest expenses after taxes of $359,000 (including $324,000 after taxes of legal and other professional fees relating to the proposed merger with MainSource) in the first three months of 2008 compared to the first three months of 2007. Partially offsetting these factors was an increase in noninterest income after taxes of $188,000 and a decrease of $116,000 after taxes in the provision for loan losses in the first three months of 2008 compared to the first three months of 2007.

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

Net interest income was $2.2 million for the three months ended March 31, 2008 a decrease of $0.2 million or 10% from $2.4 million for the comparable period of 2007. On an annualized basis, the net interest spread and net interest margin were 2.38% and 2.67% for the current quarter, compared to 2.75% and 3.19% for the same period of 2007. The decrease in the net interest margin was primarily due to the reversal of $307,000 of interest income on certain loans which were placed on nonaccrual during the first quarter of 2008. This reversal more than offset the effects of the decreasing rate environment where we generally had a faster decrease in interest rates on interest-bearing liabilities compared to the rates on interest-earning assets and an increase in the volume of net earning assets. Changes in volume resulted in an increase in net interest income of $42,000 for the first quarter of 2008 compared to the same period in 2007, and changes in interest rates and the mix including the reversals discussed above resulted in a decrease in net interest income of $293,000 for the first quarter of 2008 versus the comparable period in 2007.

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

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of March 31, 2008, if interest rates increased 200 basis points and decreased 200 points, respectively, the Bank's net interest income would increase by 6.3% and increase by 6.2%, respectively.

Provision for Loan Losses
The Company had no provision for loan losses for the three months ended March 31, 2008 after recording a provision of $4,323,000 in the fourth quarter of 2007 and a provision of $175,000 in the first quarter of 2007. As discussed in the Company's 2007 Form 10-K, the increase in the provision in 2007 including the significant amount in the fourth quarter 2007 compared to 2006 reflects the increased risk in the loan portfolio related to the current economic weakness and the additional stress this places on borrowers. Nonperforming loans were $16.0 million at March 31, 2008 and $6.4 million at December 31, 2007, or 5.86% and 2.33%, respectively, of total loans. The increase in nonperforming loans continues to be primarily due to an increase in nonperforming real estate construction and development loans, primarily in the 1-4 family markets. While nonperforming loans increased during the first quarter of 2008, classified loans remained stable as the majority of new nonperforming loans had already been identified by the Company during the fourth quarter of 2007. The allowance for loan losses was $6.6 million and $7.1 million at March 31, 2008 and December 31, 2007, or 2.41% and 2.59%, respectively, of total loans. Net charge-offs were $561,000 in the first quarter of 2008 compared to $982,000 in the same period in 2007. The net charge-offs in 2008 were primarily due to real estate construction and development loans while the net charge-offs in 2007 were primarily due to three large borrowers in the residential construction and commercial and industrial portfolios. The charge-offs for both periods had been adequately reserved for in previous periods.

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

Noninterest Income
Noninterest income was $737,000 for the three months ended March 31, 2008, compared to $452,000 for the same period in 2007. The gain on loan sales increased $156,000 for the first quarter of 2008 versus the first quarter of 2007 as lower interest rates increased secondary market mortgage activity. The gain on loan sales was $357,000 for the three months ended March 31, 2008, compared to $201,000 for the comparable period in 2007. Service charge income was $146,000 for the three months ended March 31, 2008, compared to $120,000 for the comparable period in 2007. The Company continually evaluates its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositor. Currently, the Company is pursuing a strategy to increase its core deposit base by expanding the Company's offering of remote deposit capture products as well as wholesale lockbox products for current and prospective business depositors. Other factors which contributed to the increase in noninterest income was a $109,000 gain on the disposal of other real estate in the first quarter of 2008 which related to the donation of the Company's former Marengo, Indiana branch land and building to the Town of Marengo. The Bank opened its new Marengo branch in January 2008. A factor which limited the increase in noninterest income was a $27,000 loss on the disposal of premises and equipment in the first quarter 2008 compared to a loss of $1,000 in the comparable period in 2007. Other noninterest income increased $17,000 to $97,000 for the first quarter 2008.

Noninterest Expense
Noninterest expense was $3.1 million for the quarter ended March 31, 2008 compared to $2.6 million for the same period in 2007. Contributing to the increase were increases in salaries and employee benefits due to management additions relating to the hiring of an experienced commercial lending team in the second quarter of 2007, increased health care costs and an increase in commissions related to the higher activity in mortgage loan sales. Partially offsetting these increases in salaries and employee benefits was a reduction in the accrual for incentive compensation and stock option expense. Additional factors contributing to the overall increase in noninterest expenses were an increase in net occupancy expenses primarily related to the opening of the new Marengo, Indiana branch in early January 2008, an increase in data processing expenses which was primarily due to the growth of the Bank's services and its continuing commitment to upgrade systems productivity and $385,000 of legal and other professional fees recorded in the first quarter of 2008 relating to the proposed merger with MainSource. Another factor was additional professional audit fees related to the audit of the annual financial statements for the year ended December 31, 2007. Partially offsetting these increases was a decrease in marketing expenses.

Income Tax Expense (Benefit)
The effective income tax rate on income (loss) before income taxes was (50.5%) for the three months ended March 31, 2008 compared to 13.4% for the same period in 2007. The change in the effective tax rate for the quarter is primarily due to the change in the income before taxes and the effect of nondeductible expenses relating to the proposed merger with MainSource.

Financial Condition
The Company's total assets were $336.7 million at March 31, 2008 compared to $347.7 million at December 31, 2007, a decrease of 11.0 million or 3.2%. Cash and cash equivalents decreased $7.0 million, loans held for sale went down $1.8 million, net loans decreased $1.5 million, investments decreased $0.4 million, premises and equipment went down $0.4 million and interest receivable and other assets decreased $0.3 million, while other real estate owned went up $0.3 million and bank owned life insurance increased $0.1 million.

Loans gross of the allowance for loan losses were $273.5 million at March 31, 2008, compared to $275.6 million at December 31, 2007, a decrease of $2.1 million or 0.1%. The decrease was primarily due to decreases in the real estate construction loan portfolio, real estate residential loan portfolio and the other consumer loan portfolio, which decreased $6.7 million or 10.3%, $1.3 million or 1.2% and $1.3 million or 28.6%, respectively, coupled with a partially offsetting increase in commercial loans which increased $7.3 million or 29.0%. All loan categories remained the same as a percentage of total loans, except commercial loans which increased from approximately 9% to 12% of total loans, real estate construction loans, which decreased from approximately 23% to 21% of total loans and other consumer loans which decreased from 2% to 1%. The Company has continued its practice of selling all qualifying originations of residential real estate loans in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.

Deposits increased $24.4 million or 9.6% to $278.9 million at March 31, 2008 compared to $254.6 million at December 31, 2007. This increase was attributable to an increase in savings, NOW and money market deposits of $50.7 million and demand deposits of $3.0 million which more than offset a decrease in time deposits of $29.3 million. The increase in savings, NOW and money market deposits resulted primarily from the effects of a general marketing campaign promoting a more competitively priced NOW account product to municipalities in an effort to reduce the Company's dependency on higher costing time deposits.

Short-term borrowings decreased $35.0 million to $1.0 million at March 31, 2008, compared to $36.0 million at December 31, 2007 while long-term debt was $20.3 million both at March 31, 2008 and December 31, 2007. The decrease in short-term borrowings was due to the Company successfully attracting municipal deposits reducing the need for short-term FHLB advances. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of March 31, 2008, unused loan commitments and performance letters of credit were $47,273,000 and $2,836,000, respectively.

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

At March 31, 2008 and December 31, 2007, brokered deposits were $14.5 million and $38.2 million, respectively. The weighted average cost and maturity of brokered deposits were 4.85% and four months at March 31, 2008 compared to 4.67% and four months at December 31, 2007. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand when pricing for brokered deposits is more favorable than short-term borrowings.

At March 31, 2008 and December 31, 2007, the Bank had total FHLB advances outstanding of $11.0 million and $46.0 million, respectively, with $11.0 million and $11.0 million, respectively, included in long-term debt in the accompanying condensed consolidated balance sheet and the remaining amount if any included in short-term borrowings. Additionally, the Bank had $60.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $63.1 million.

The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. At March 31, 2008, the Bank was no longer able to pay dividends to the Company without regulatory approval due to the net loss incurred in the Bank in the fourth quarter of 2007 primarily due to the substantial increase in the provision for loan losses and the goodwill impairment charge. At April 1, 2008 the Bank's retained net losses, less dividends declared during the preceding two years was approximately $819,000. The Company currently has assets at the holding company to allow it to pay the quarterly dividend of $0.08 per share which was declared on April 17, 2008 to be paid on May 15, 2008 and has requested regulatory approval for a dividend from the Bank to cover the additional cash flow needs of the holding company prior to closing the transaction with MainSource (see note 5 for additional information regarding the pending acquisition of the Company by MainSource). In addition, see subsequent paragraph discussing the Company's and the Bank's current risk based capital ratios.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet. Effective March 26, 2008, the entire $9.3 million are now variable rate obligations as the $5.2 million of debentures that had been at a fixed rate of 6.40% now switch to variable rate obligations. Thus all $9.3 million of the debentures are now variable rate obligations with interest rates that reprice quarterly (March 26, June 26, September 26 and December 26), and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. At March 31, 2008 the rate on the variable rate obligations was 5.76% compared to 8.50% at March 31, 2007 on the $4.1 million of variable rate obligations and 6.40% for the $5.2 million of fixed rate obligations. The weighted average rate on the entire $9.3 million of subordinated debentures outstanding was 7.10% for the first quarter of 2008 compared to 7.34% for the same period in 2007.

Stockholders' equity was $35.2 million at March 31, 2008 compared to $35.3 million at December 31, 2007. The individual items within stockholders' equity that changed were a net loss of ($103,000), cash dividends declared of $158,000 ($0.08 per share), an increase in other comprehensive income, net of tax of $143,000 and an increase of $56,000 relating to stock option, ESOP plan transactions and other miscellaneous equity transactions.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The following table presents these ratios as of March 31, 2008 and December 31, 2007 for the Consolidated Company and the Bank along with the regulator's minimum ratio to be considered well capitalized.

                                                                                                 To Be Well
                                                       March 31, 2008       December 31, 2007    Capitalized
                                                       --------------       -----------------    -----------
Total risk-based capital to risk-weighted assets
        Consolidated company                                14.4%                 14.5%               N/A%
        Bank                                                14.1                  13.9               10.0
Tier 1 capital to risk-weighted assets
        Consolidated company                                13.1                  13.2                N/A
        Bank                                                12.8                  12.6                6.0
Tier 1 capital to average assets
        Consolidated company                                10.3                  10.5                N/A
        Bank                                                10.1                  10.1                5.0

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

In response to the material weakness described in Item 9A of the Company's Form 10-K for the year ended December 31, 2007, the Company implemented the following actions: (1) sought to thoroughly understand the nature of the issues through discussions with the Company's independent registered accounting firm, with a third party firm who regularly consults with the Company regarding the quarterly calculation of the adequacy of the allowance for loan losses and with the Audit Committee of the Board of Directors, (2) implemented procedures requiring that any changes to the quarterly analysis of the adequacy in loan losses must be communicated in writing and approved by senior management and the Audit Committee of the Board of Directors, and (3) implemented more timely independent monitoring of the quarterly analysis of the adequacy in the allowance for loan losses. As a result of taking the above actions and evaluating the operating effectiveness of the added controls during the first quarter of 2008, management of the Company has concluded that it has remediated the material weakness described in Item 9A of the Company's Form 10-K for the year ended December 31, 2007.

Other than as described in the previous paragraph, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at March 31, 2008.

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


                                    1st INDEPENDENCE FINANCIAL GROUP, INC.


Date: May 6, 2008                       By:     /s/ R. Michael Wilbourn
                                                --------------------------
                                                R. Michael Wilbourn
                                                Executive Vice President
                                                and Chief Financial Officer

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