Form 10-Q
period 2008-06-30
1ST INDEPENDENCE FINANCIAL GROUP, INC.
filed 2008-08-19
CIK 946738

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

                  For the quarterly period ended June 30, 2008
                                       or

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

         The registrant had 1,995,744 shares of common stock outstanding at July 28, 2008.

================================================================================

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2008

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements                                       Page Number
                                                                    -----------

  Condensed Consolidated Balance Sheets as of June 30, 2008
  (unaudited) and December 31, 2007                                       3

  Condensed Consolidated Statements of Operations for the three
  months and six months ended June 30, 2008 and 2007 (unaudited)          4

  Condensed Consolidated Statements of Comprehensive Income (Loss) for
  the three months and six months ended June 30, 2008 and 2007
  (unaudited)                                                             5

  Condensed Consolidated Statements of Cash Flows for the six
  months ended June 30, 2008 and 2007 (unaudited)                         6

  Notes to Condensed Consolidated Financial Statements (unaudited)        7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12-16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.   Controls and Procedures                                         17

                           Part II - Other Information

Item 1.   Legal Proceedings                                               18

Item 4.   Submission of Matters to a Vote of Security Holders             18

Item 6.   Exhibits                                                        18

Signatures                                                                19

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                  (Unaudited)
                                                                    June 30,             December 31,
                                                                      2008                  2007
                                                               ---------------         --------------
Assets
Cash and and due from banks                                         $   7,467              $  11,118
Interest-bearing demand deposits                                        7,403                  7,789
Federal funds sold                                                     11,631                 13,711
                                                               ---------------         --------------
         Cash and cash equivalents                                     26,501                 32,618
Inerest-bearing deposits                                                  100                    100
Available-for-sale securities at fair value                            15,166                 15,045
Held-to-maturity securities, fair value of $1,666 and
    $1,750 at June 30, 2008 and December 31, 2007, respectively         1,643                  1,745
Loans held for sale                                                     1,664                  2,874
Loans, net of allowance for loan losses of $8,255 and
     $7,140 at June 30, 2008 and December 31, 2007, respectively      254,979                268,448
Premises and equipment, net                                             7,350                  7,954
Federal Home Loan Bank (FHLB) stock                                     2,371                  2,313
Bank owned life insurance                                               3,758                  3,647
Goodwill                                                                8,286                  8,286
Other real estate owned                                                    58                     58
Interest receivable and other assets                                    5,056                  4,630
                                                               ---------------         --------------
         Total assets                                               $ 326,932              $ 347,718
                                                               ===============         ==============
Liabilities and Stockholders' Equity
Liabilities
Deposits
       Demand                                                       $  17,302              $  15,491
       Savings, NOW and money market                                   77,322                102,064
       Time                                                           138,891                137,030
                                                               ---------------         --------------
         Total deposits                                               233,515                254,585
Short-term borrowings                                                  48,648                 36,011
Long-term debt                                                         10,279                 20,279
Interest payable and other liabilities                                  1,094                  1,567
                                                               ---------------         --------------
         Total liabilities                                            293,536                312,442
                                                               ---------------         --------------
Commitments and contingencies                                               -                      -
Stockholders' equity
Preferred stock, $0.10 par value, 500,000 shares authorized, no
     shares issued or outstanding                                           -                      -
Common stock, $0.10 par value, 5,000,000 shares authorized,
     1,995,744 shares and 1,995,744 shares outstanding at
     June 30, 2008 and December 31, 2007, respectively                    296                    296
Additional paid-in capital                                             39,957                 39,898
Retained earnings                                                       7,850                  9,767
Unearned ESOP compensation                                               (101)                  (166)
Accumulated other comprehensive income (loss)                             (31)                    56
Treasury stock, at cost, common,
     969,835 shares and 969,835 shares at June 30, 2008 and
     December 31, 2007, respectively                                  (14,575)               (14,575)
                                                               ---------------         --------------
         Total stockholders' equity                                    33,396                 35,276
                                                               ---------------         --------------
         Total liabilities and stockholders' equity                 $ 326,932              $ 347,718
                                                               ===============         ==============

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Operations
                      (in thousands except per share data)

                                                                    (Unaudited)                  (Unaudited)
                                                            Three months ended June 30,  Six months ended June 30,
                                                           ----------------------------  -------------------------
                                                               2008            2007          2008          2007
                                                           -----------      ----------     --------     ----------
Interest and dividend income
       Interest and fees on loans                              $3,989          $5,201      $ 8,273        $10,326
       Interest on securities
           Taxable                                                153             162          313            328
           Tax exempt                                              43              45           86             90
       Interest on federal funds sold                              61             101          213            177
       Dividends                                                   36              53           71             96
       Interest on deposits with financial institutions            41              76          106            154
                                                           -----------      ----------     --------     ----------
                   Total interest and dividend income           4,323           5,638        9,062         11,171
                                                           -----------      ----------     --------     ----------
Interest expense
       Deposits                                                 1,591           2,732        3,740          5,323
       FHLB advances                                              358             280          624            639
       Other                                                      143             181          312            358
                                                           -----------      ----------     --------     ----------
                   Total interest expense                       2,092           3,193        4,676          6,320
                                                           -----------      ----------     --------     ----------
Net interest income                                             2,231           2,445        4,386          4,851
Provision for loan losses                                       2,354              20        2,354            195
                                                           -----------      ----------     --------     ----------
Net interest income after provision for loan losses              (123)          2,425        2,032          4,656
                                                           -----------      ----------     --------     ----------
Noninterest income
       Service charges                                            146             149          292            269
       Gain on loan sales                                         162             251          519            452
       (Loss) on disposal of premises and equipment                (4)              -          (31)             -
       Gain (loss) on disposal of other real estate owned          36              (4)         145             (5)
       Increase in cash value of life insurance                    56              52          111            104
       Other                                                      112              86          209            166
                                                           -----------      ----------     --------     ----------
                   Total noninterest income                       508             534        1,245            986
                                                           -----------      ----------     --------     ----------
Noninterest expense
       Salaries and employee benefits                           1,137           1,210        2,405          2,438
       Net occupancy                                              403             398          859            823
       Data processing fees                                       252             202          472            410
       Professional fees                                          175             117          840            287
       Marketing                                                  (13)             16            7             81
       Other                                                      820             879        1,291          1,339
                                                           -----------      ----------     --------     ----------
                   Total noninterest expense                    2,774           2,822        5,874          5,378
                                                           -----------      ----------     --------     ----------
Income (loss) before income taxes                              (2,389)            137       (2,597)           264
Income tax expense (benefit)                                     (891)             12         (996)            29
                                                           -----------      ----------     --------     ----------
Net income (loss)                                             $(1,498)         $  125      $(1,601)       $   235
                                                           ===========      ==========     ========     ==========

Net income (loss) per share
       Basic                                                   ($0.76)          $0.06       ($0.81)         $0.12
       Diluted                                                  (0.76)           0.06        (0.81)          0.12

Weighted average shares outstanding
       Basic                                                    1,983           1,968        1,982          1,968
       Diluted                                                  1,983           1,979        1,982          1,979

Cash dividends declared per share                               $0.08           $0.08        $0.08          $0.16

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                           (Unaudited)                  (Unaudited)
                                                                   Three months ended June 30,   Six months ended June 30,
                                                                    ------------------------     --------------------------
                                                                       2008          2007            2008           2007
                                                                    ---------    -----------     -----------     ----------
Net income (loss)                                                    $(1,498)         $ 125         $(1,601)         $ 235
Other comprehensive income (loss), net of tax
     Change in unrealized gains and losses on
       available-for-sale securities                                    (230)          (153)            (87)          (132)
     Less reclassification adjustment for realized gains
       included in net income                                              -              -               -              -
                                                                    --------      ---------       ---------      ---------
             Other comprehensive income (loss)                          (230)          (153)            (87)          (132)
                                                                    --------      ---------       ---------      ---------
Comprehensive income (loss)                                          $(1,728)         $ (28)        $(1,688)         $ 103
                                                                    ========      =========       =========      =========

            See notes to condensed consolidated financial statements.

                     1ST INDEPENDENCE FINANCIAL GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                    (Unaudited)
                                                                             Six months ended June 30,
                                                                          -------------------------------
                                                                               2008              2007
                                                                          -------------      ------------
Cash Flows from Operating Activities:
   Net income (loss)                                                          $ (1,601)         $    235
   Adjustments to reconcile net income (loss) to net cash provided by operations:
        Depreciation                                                               387               347
        Provision for loan losses                                                2,354               195
        Gain on loan sales                                                        (519)             (452)
        Origination of loans held for sale                                     (32,092)          (26,545)
        Proceeds from loans held for sale                                       33,821            26,835
        Compensation expense on stock options                                        8                43
        ESOP compensation                                                           98               106
        Amortization of unearned compensation on restricted stock                   18                15
        Amortization of premiums and discounts on securities                         9                12
        Loss on disposal of premises and equipment                                  31                 -
        Deferred income taxes                                                     (347)               46
        FHLB stock dividend                                                        (58)                -
        Amortization of loan fees                                                  (84)             (117)
        Amortization of intangibles, net                                            21               130
        Increase in cash value of life insurance                                  (111)             (104)
    Changes in:
             Decrease (increase) in interest receivable and other assets           907               (23)
             (Decrease) increase in interest payable and other liabilities        (292)              702
                                                                          -------------      ------------
                 Net cash provided by operating activities                       2,550             1,425
                                                                          -------------      ------------
Cash Flows from Investing Activities:
   Purchases of available-for-sale securities                                   (1,495)           (1,995)
   Proceeds from maturities of available-for-sale securities                     1,233             1,131
   Proceeds from maturities of held-to-maturity securities                         100               152
   Net decrease in loans                                                        10,264             4,079
   Purchases of premises and equipment                                             (18)             (372)
                                                                          -------------      ------------
        Net cash provided by investing activities                               10,084             2,995
                                                                          -------------      ------------
Cash Flows from Financing Activities:
   Net (decrease) increase in deposits                                         (21,071)           13,480
   Net increase (decrease) in short-term borrowings                             12,637           (25,584)
   Proceeds from issuance of long-term debt                                          -            10,000
   Repayment of long-term debt                                                 (10,000)                -
   Repurchase and retirement of common stock                                         -               (37)
   Cash dividends paid                                                            (317)             (315)
                                                                          -------------      ------------
        Net cash (used in) financing activities                                (18,751)           (2,456)
                                                                          -------------      ------------
Net (decrease) increase in cash and cash equivalents                            (6,117)            1,964
Cash and cash equivalents at beginning of period                                32,618            23,579
                                                                          -------------      ------------
Cash and cash equivalents at end of period                                    $ 26,501          $ 25,543
                                                                          =============      ============
Supplemental Cash Flow Information:
    Interest paid                                                             $  4,862          $  6,090
    Income taxes paid                                                               60                25
    Real estate acquired in settlement of loans                                    935             2,271
    Premises and equipment donated to Town of Marengo, Indiana                     155                 -

            See notes to condensed consolidated financial statements.

                     1st INDEPENDENCE FINANCIAL GROUP, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of 1st Independence Financial Group, Inc. (the "Company") are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements and notes thereto included in this report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission ("SEC'). In the opinion of management, all adjustments necessary to make the financial statements not misleading and to fairly present the financial position, results of operations and cash flows for the reporting interim periods have been made and were of a normal recurring nature. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

The unaudited condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, 1st Independence Bank, Inc. (the "Bank") and 1st Independence Mortgage, a division of the Bank.

2. Stock-Based Compensation
For the three months and six months ended June 30, 2008 the Company recorded $4,000 and $8,000, respectively, and for the three months and six months ended June 30, 2007 the Company recorded $12,000 and $43,000, respectively, in employee stock-based compensation expense, which is included in salaries and employee benefits. As of June 30, 2008 and June 30, 2007, there was $13,000 and $51,000, respectively, of unrecognized stock-compensation expense for previously granted unvested options that will be recognized over a weighted-average period of 1.1 and 1.6 years, respectively.

3. Allowance for Loan Losses
An analysis of the changes in the allowance for loan losses for the six months ended June 30 follows (in thousands):

                                                 2008          2007
                                                 ----          ----
Beginning balance                               $7,140       $3,745
Provision for loan losses                        2,354          195
Loans charged off                               (1,247)        (984)
Recoveries                                           8            8
                                                ------       ------
       Ending balance                           $8,255       $2,964
                                                ======       ======

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                      Three months ended
                                                                                            June 30,
                                                                                      2008          2007
                                                                                      ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                             ($1,498)         $125
                                                                                    ======          ====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             1,983         1,968
                                                                                     =====         =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             1,983         1,968
     Plus: dilutive effect of stock options                                              -            11
                                                                                     -----         -----
           Adjusted weighted average shares                                          1,983         1,979
                                                                                     =====         =====

Net income (loss) per share data:
     Basic                                                                          ($0.76)        $0.06
                                                                                     =====         =====
     Diluted                                                                        ($0.76)        $0.06
                                                                                     =====         =====

                                                                                       Six months ended
                                                                                            June 30,
                                                                                      2008          2007
                                                                                      ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                             ($1,601)         $235
                                                                                    ======          ====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             1,982         1,968
                                                                                     =====         =====

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             1,982         1,968
     Plus: dilutive effect of stock options                                              -            11
                                                                                     -----         -----
           Adjusted weighted average shares                                          1,982         1,979
                                                                                     =====         =====

Net income (loss) per share data:
     Basic                                                                          ($0.81)        $0.12
                                                                                     =====         =====
     Diluted                                                                        ($0.81)        $0.12
                                                                                     =====         =====

Options to purchase 63,050 and 63,050 common shares, which equates to 10,222 and 9,280 incremental common equivalent shares for the three months and six months ended June 30, 2008, respectively, were excluded from the diluted calculations above as their effect would have been antidilutive. In addition, options to purchase 16,500 common shares for both the three months and six months ended June 30, 2007, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the period.

5.  Merger Agreement
On February 27, 2008, the Company announced that it had entered into an Agreement and Plan of Merger with MainSource Financial Group, Inc. ("MainSource"). The Merger Agreement provides that the Company's stockholders would receive $5.475 in cash and 0.881036 shares of MainSource common stock for each share of the Company's stock owned before the merger, subject to adjustment as described in the Merger Agreement. Based on MainSource's February 26, 2008 closing price of $14.60 per share, the transaction values the Company at $18.34 per share or $37.0 million in the aggregate, including the cashout value of the Company's in-the-money stock options. The stock portion of the consideration furnished to the Company's stockholders is intended to qualify as a tax-free transaction. The merger is currently expected to close in the third quarter of 2008 after being approved by the Company's stockholders at a special stockholder meeting that was held on August 7, 2008. While the Company believes the transaction will occur, there can be no assurance. If the transaction is terminated, the Company could incur certain costs. Upon the closing of the proposed transaction, the Company will record a number of charges including certain change-in-control payments to certain officers that will have a material impact on the consolidated financial statements. At June 30, 2008, no accrual has been made for these charges.

As of June 30, 2008, the Company's consolidated tangible stockholders' equity was $25,035,000. The Company will incur additional merger-related and other expenses prior to the consummation of the merger which are estimated to be, but not limited to, approximately $335,000. If the calculation of the Company's consolidated tangible stockholder' equity for purposes of the merger agreement had occurred as of June 30, 2008 after taking into account the additional fees and expenses currently estimated in connection with the merger as described above, the Company's consolidated tangible stockholder' equity would have been approximately $24,814,000. As a result, the cash portion of the merger consideration would have been reduced from $5.475 per share to $4.530 per share. The actual reduction to the cash portion of the merger consideration will depend on the extent to which the Company's operating earnings from June 30, 2008 until end of the month prior to the month in which the closing occurs offset merger-related and other expenses or losses the Company incurs through such date (see note 8 for additional information).

6.  Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS 157") which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, in February 2008 the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and continued to redeliberate proposed FSP 157-c. FSP 157-1 amends SFAS 157 to exclude Financial Accounting Standards No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c would clarify the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-c were due in February 2008. The Company adopted this Standard in the first quarter of 2008 as required and the adoption did not have a material impact on the Company's financial position, results of operations or cash flows (see note 7 for additional information).

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

In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt FSP No. FAS 142-3 effective at the beginning of 2010. The Company is currently evaluating the potential impact of FSP No. FAS 142-3 but does not expect the adoption to have a material impact, if any, on the Company's financial position, results of operations and cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." ("FSP No. APB 14-1"). FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is required to adopt FSP No. APB 14-1 retrospectively, effective at the beginning of 2010. The Company is currently evaluating the potential impact of FSP No. APB 14-1 but does not expect the adoption to have a material impact, if any, on the Company's financial position, results of operations and cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles." ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect that the adoption of SFAS 162 will have a material impact on the Company's financial position, results of operations and cash flows.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008 (in thousands):

                                                                       Fair Value Measurements Using
                                                           -----------------------------------------------------------
                                                            Quoted Prices in      Significant     Significant
                                                            Active Markets for  Other Observable  Unobservable
                                                            Identical Assets        Inputs           Inputs
                                          Fair Value           (Level 1)           (Level 2)        (Level 3)
                                     -------------------------------------------------------------------------------
    Available-for-sale securities          $15,166               $   -             $15,166            $   -

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

  Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans for which the specific reserve was adjusted in accordance with SFAS 114 during the first six months of 2008 had a carrying amount of $17,805,000 with specific loss exposures of $3,043,000 an increase of $2,203,000 from December 31, 2007. The increase in specific loss exposures was the result of several loans identified as having impairments since December 31, 2007 and the increase in the specific reserve amounts on several other impaired loans that had been considered impaired at December 31, 2007. During the six months of 2008, the Company charged-off $1,123,000 of impaired loans to the allowance for loan losses.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008 (in thousands):

                                                                       Fair Value Measurements Using
                                                           -----------------------------------------------------------
                                                            Quoted Prices in      Significant     Significant
                                                            Active Markets for  Other Observable  Unobservable
                                                            Identical Assets        Inputs           Inputs
                                          Fair Value           (Level 1)           (Level 2)        (Level 3)
                                     -------------------------------------------------------------------------------
    Impaired loans                         $14,762               $    -             $    -           $14,762

8.  Contingent Liability
In connection with its due diligence, MainSource Financial Group, Inc. ("MainSource") requested that certain environmental tests be conducted on the Company's properties (see note 5 for additional information). The results of such tests, generally Phase I site assessments, which were received in August 2008, indicate the presence of contaminated soil on certain of the Company's properties. MainSource provided certain reports to the Company. Additional environmental studies have been requested in order to determine the extent of the contamination and whether remediation will be required.

For environmental contingencies such as this one, it is the Company's policy to record a liability when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company has not recorded a liability for this environmental contingency because no determination can be made at this time as to its final outcome and the liability of the Company, if any, is not reasonably estimable.

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

General
The Company provides commercial and retail banking services, including commercial real estate loans, one-to-four family residential mortgage loans via 1st Independence Mortgage, home equity loans and lines of credit and consumer loans as well as certificates of deposit, checking accounts, money-market accounts and savings accounts within its market area. At June 30, 2008, the Company had total assets, deposits and stockholders' equity of $326.9 million, $233.5 million, and $33.4 million, respectively. The Company's business is conducted principally through the Bank. Unless otherwise indicated, all references to the Company refer collectively to the Company and the Bank.

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

Overview
The Company recorded a net loss for the quarter ended June 30, 2008 of ($1,498,000) or ($0.76) per diluted share compared to net income of $125,000 or $0.06 per diluted share for the comparable period in 2007. For the six months ended June 30, 2008 the Company recorded a net loss of ($1,601,000) or ($0.81) per diluted share compared to net income of $235,000 or $0.12 per diluted share for the comparable period in 2007. The decrease in net income and net income per diluted share for the six-month period was primarily due to an increase of $1,425,000 after taxes in the provision for loan losses, a decrease in net interest income after taxes of $307,000 and an increase in noninterest expenses after taxes of $327,000 (including $356,000 after taxes of legal and other professional fees relating to the proposed merger with MainSource and $221,000 after taxes recorded in the second quarter of 2008 relating to a settlement agreement for the termination of a lease) in the first half of 2008 compared to the first six months of 2007 (which included a $259,000 after taxes litigation settlement recorded in the second quarter of 2007). Partially offsetting these factors was an increase in noninterest income after taxes of $171,000 in the first half of 2008 compared to the first six months of 2007. The decrease in net income and net income per diluted share for the quarter was primarily due to an increase of $1,540,000 after taxes in the provision for loan losses, a decrease in net interest income after taxes of $141,000 and a decrease in noninterest income after taxes of $17,000. Partially offsetting these factors was a decrease in noninterest expenses after taxes of $32,000 (including $221,000 after taxes relating to a settlement agreement for the termination of a lease previously discussed) in the second quarter of 2008 compared to the comparable period in 2007 (which included a $259,000 after taxes litigation settlement recorded in the second quarter of 2007).

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

Net interest income was $2.2 million and $4.4 million, respectively, for the three months and six months ended June 30, 2008, a decrease of $0.2 million or 9% and $0.5 million or 10%, respectively, from $2.4 million and $4.9 million, respectively, for the comparable periods of 2007. On an annualized basis, the net interest spread and net interest margin were 2.65% and 2.93%, respectively, for the current quarter, compared to 2.78% and 3.20% for the same period of 2007. For the six months ended June 30, 2008 the net interest spread and net interest margin were 2.51% and 2.79%, respectively, compared to 2.76% and 3.20% for the first half of 2007. The decrease in the net interest margin was primarily due to the reversal of $318,000 (of which $11,000 was during the second quarter) of interest income on certain loans which were placed on nonaccrual during the first half of 2008. This reversal more than offset the effects of the decreasing rate environment where we generally had a faster decrease in interest rates on interest-bearing liabilities compared to the rates on interest-earning assets and an increase in the volume of net earning assets. Also contributing to the decrease in net interest margin was a decrease in the volume of net earning assets. Changes in volume resulted in a decrease in net interest income of $0.03 million and $0.06 million, respectively, for the second quarter and first half of 2008 compared to the same periods in 2007, and changes in interest rates and the mix including the reversals discussed above resulted in a decrease in net interest income of $0.18 million and $0.41 million, respectively, for the second quarter and first half of 2008 versus the comparable periods in 2007.

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

The Bank measures its exposure to changes in interest rates using an overnight upward and downward shift (shock) in the Treasury yield curve. As of June 30, 2008, if interest rates increased 200 basis points and decreased 150 basis points, respectively, the Bank's net interest income would increase by 2.1% and 3.4%, respectively.

Provision for Loan Losses
The Company recorded a provision for loan losses of $2,354,000 for both the three months and six months ended June 30, 2008 compared to $20,000 and $195,000, respectively, for the same periods in 2007. As discussed in the Company's 2007 Form 10-K, the increase in the provision in 2007 compared to 2006 including the significant provision recorded in the fourth quarter 2007 ($4,323,000) reflected the increased risk in the loan portfolio related to the current economic weakness and the additional stress this places on borrowers. The additional provision recorded in the second quarter of 2008 resulted from both increases in allocations for certain specific loans due to further credit deterioration and an increase in the overall loss reserve in response to certain negative trends in the Bank's loan portfolio and the continuing decline of regional and national economic conditions. Nonperforming loans were $13.5 million at June 30, 2008 and $6.4 million at December 31, 2007, or 5.12% and 2.33%, respectively, of total loans. The allowance for loan losses was $8.3 million and $7.1 million at June 30, 2008 and December 31, 2007, or 3.14% and 2.59%, respectively, of total loans. Net charge-offs were $1,239,000 in the first six months of 2008 compared to $976,000 in the same period in 2007. The net charge-offs in 2008 were primarily due to real estate construction and development loans while the net charge-offs in 2007 were primarily due to three large borrowers in the residential construction and commercial and industrial portfolios. The charge-offs for both periods had been adequately reserved for in previous periods.

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

Noninterest Income
Noninterest income was $0.5 million for the three months ended June 30, 2008, compared to $0.5 million for the same period in 2007 and $1.2 million for the six months ended June 30, 2008, compared to $1.0 million for the first half of 2007. The gain on loan sales was down for the second quarter of 2008 but up for the first half of 2008 versus the same periods of 2007 as lower interest rates increased secondary market mortgage activity for most of the first half, but slowing somewhat in the second quarter of 2008 versus a fairly strong second quarter of 2007. The gain on loan sales was $162,000 for the three months ended June 30, 2008, compared to $251,000 for the comparable period in 2007 and $519,000 for the first half of 2008 compared to $452,000 for the first half of 2007. Service charge income was $146,000 for the three months ended June 30, 2008, compared to $149,000 for the comparable period in 2007 and $292,000 for the first half of 2008 compared to $269,000 for the first half of 2007. The Company continually evaluates its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositor. Currently, the Company is pursuing a strategy to increase its core deposit base by expanding the Company's offering of remote deposit capture products as well as wholesale lockbox products for current and prospective business depositors. Other factors which contributed to the six-month period increase in noninterest income was a $109,000 gain on the disposal of other real estate in the first quarter of 2008 which related to the donation of the Company's former Marengo, Indiana branch land and building to the Town of Marengo. The Bank opened its new Marengo branch in January 2008. A factor which limited the increase in noninterest income was a $31,000 loss on the disposal of premises and equipment in the first half of 2008 compared to no activity in the comparable period in 2007. Other noninterest income increased $26,000 to $112,000 for the second quarter of 2008 and $43,000 to $209,000 for the first half of 2008 compared to the comparable periods in 2007.

Noninterest Expense
Noninterest expense was $2.8 million for the quarter ended June 30, 2008 compared to $2.8 million for the same period in 2007 and $5.9 million for the six months ended June 30, 2008 compared to $5.4 million for the first half of 2007. Contributing to the six-month increase were $428,000 of legal and other professional fees recorded in the first half of 2008 (including $43,000 recorded in the second quarter of 2008) relating to the proposed merger with MainSource, an increase in net occupancy expenses primarily related to the opening of the new Marengo, Indiana branch in early January 2008 and an increase in data processing expenses which was primarily due to the loss of processing discounts provided by the Bank's third party service bureau as a result of the Bank's notification of its intent to cancel the contract with the provider. Another factor was additional professional audit fees related to the audit of the annual financial statements for the year ended December 31, 2007. Partially offsetting these increases was a decrease in salaries and employee benefits due to a reduction in the accrual for incentive compensation and stock option expense which more than offset increases due to management additions relating to the hiring of an experienced commercial lending team in the second quarter of 2007, increased health care costs and an increase in commissions related to the higher activity in mortgage loan sales. Additional items previously discussed that were recorded as other noninterest expenses were the $335,000 settlement agreement for the termination of a lease recorded in the second quarter of 2008 and the $404,000 litigation settlement recorded in the second quarter of 2007. An additional factor which partially offset the overall six-month increase in noninterest expenses was a decrease in marketing expenses.

Income Tax Expense (Benefit)
The effective income tax rate on income (loss) before income taxes was (37.3%) for the three months ended June 30, 2008 compared to 8.8% for the same period in 2007 and (38.4%) for the first six months of 2008 compared to 11.0% for the first half of 2007. The change in the effective tax rate for the quarter and six months is primarily due to the change in the income before taxes and the effect of nondeductible expenses relating to the proposed merger with MainSource.

Financial Condition
The Company's total assets were $326.9 million at June 30, 2008 compared to $347.7 million at December 31, 2007, a decrease of 20.8 million or 6.0%. Cash and cash equivalents decreased $6.1 million, loans held for sale went down $1.2 million, net loans decreased $13.4 million, premises and equipment went down $0.6 million, while interest receivable and other assets increased $0.4 million, bank owned life insurance increased $0.1 million and investments and other real estate owned remained the same.

Loans gross of the allowance for loan losses were $263.2 million at June 30, 2008, compared to $275.6 million at December 31, 2007, a decrease of $12.4 million or 4.5%. The decrease was primarily due to decreases in the real estate construction loan portfolio, real estate residential loan portfolio, real estate commercial loan portfolio and the other consumer loan portfolio, which decreased $9.9 million or 15.3%, $3.0 million or 2.7%, $1.2 million or 0.2% and $1.6 million or 35.9%, respectively, coupled with a partially offsetting increase in commercial loans and home equity loans which increased $2.5 million or 10.1% and $0.8 million or 6.6%, respectively. All loan categories changed as a percentage of total loans, except real estate commercial loans which remained at 22%. The categories that increased as a percentage of total loans where commercial loans which increased from 9% to 10%, real estate residential loans which increased from 40% to 41% and home equity loans which increased from 4% to 5%. The categories that decreased as a percentage of total loans were real estate construction loans, which decreased from 23% to 21% and other consumer loans which decreased from 2% to 1%. The Company has continued its practice of selling all qualifying originations of residential real estate loans in the secondary market through 1st Independence Mortgage, a division of the Bank, rather than being retained for the Company's loan portfolio. The Company continues to identify opportunities to cross sell its other products, including home equity and consumer loans for its loan portfolio resulting from customer relationships established through the origination of loans by 1st Independence Mortgage.

Deposits decreased $21.1 million or 8.3% to $233.5 million at June 30, 2008 compared to $254.6 million at December 31, 2007. This decrease was attributable to a decrease in savings, NOW and money market deposits of $24.7 million which more than offset small increases in time deposits of $1.9 million and demand deposits of $1.8 million. The decrease in savings, NOW and money market deposits resulted primarily from a decrease in municipalities' deposits in the Indiana market due to a delay in the issuance of real estate property tax bills normally payable in May and November of each year.

Short-term borrowings increased $12.6 million to $48.6 million at June 30, 2008, compared to $36.0 million at December 31, 2007 while long-term debt decreased $10.0 million to $10.3 million at June 30, 2008 compared to $20.3 million at December 31, 2007. The increase in short-term borrowings was primarily due to short-term borrowings being used to fund a portion of the decrease in municipalities' deposits discussed in the preceding paragraph and a portion of the decrease in long-term debt due to the maturity of a $10.0 million long-term FHLB advance. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Off-Balance Sheet Arrangements
In the normal course of operations, the Company engages in financial transactions that contain credit, interest rate, and liquidity risk that are not recorded in the financial statements such as loan commitments and performance letters of credit. As of June 30, 2008, unused loan commitments and performance letters of credit were $40,561,000 and $2,728,000, respectively.

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

At June 30, 2008 and December 31, 2007, brokered deposits were $37.9 million and $38.2 million, respectively. The weighted average cost and maturity of brokered deposits were 3.50% and four months at June 30, 2008 compared to 4.67% and four months at December 31, 2007. The Company plans to continue using brokered deposits for the foreseeable future to support loan demand when pricing for brokered deposits is more favorable than short-term borrowings.

At June 30, 2008 and December 31, 2007, the Bank had total FHLB advances outstanding of $48.0 million and $46.0 million, respectively, with $1.0 million and $11.0 million, respectively, included in long-term debt in the accompanying condensed consolidated balance sheet and the remaining amount included in short-term borrowings. Additionally, the Bank had $23.0 million of unused commitments under its line of credit with the FHLB and sufficient collateral to borrow an additional $9.5 million.

The Company's liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. At June 30, 2008, the Bank was no longer able to pay dividends to the Company without regulatory approval due to the net loss incurred in the Bank in the fourth quarter of 2007 primarily due to the substantial increase in the provision for loan losses and the goodwill impairment charge and the net loss incurred in the second quarter of 2008 due primarily to the additional increase in the provision for loan losses. At July 1, 2008 the Bank's retained net losses, less dividends declared during the preceding two years was approximately $2,911,000. The Company requested and received regulatory approval to pay an $800,000 dividend from the Bank to the Company in May 2008. The dividend was obtained to cover the additional cash flow needs of the holding company prior to closing the transaction with MainSource (see note 5 for additional information regarding the pending acquisition of the Company by MainSource). In addition, see subsequent paragraph discussing the Company's and the Bank's current risk based capital ratios.

The Company has $9.3 million of subordinated debentures outstanding, which are included in long-term debt in the accompanying condensed consolidated balance sheet. Effective March 26, 2008, the entire $9.3 million are now variable rate obligations as the $5.2 million of debentures that had been at a fixed rate of 6.40% now switch to variable rate obligations. Thus all $9.3 million of the debentures are now variable rate obligations with interest rates that reprice quarterly (March 26, June 26, September 26 and December 26), and are tied to the three-month London Interbank Offering Rate ("LIBOR") plus 3.15%. At June 30, 2008 the rate on the variable rate obligations was 5.96% compared to 8.51% at June 30, 2007 on the $4.1 million of variable rate obligations and 6.40% for the $5.2 million of fixed rate obligations. The weighted average rate on the entire $9.3 million of subordinated debentures outstanding was 5.77% and 6.43% for the second quarter and first six months of 2008 compared to 7.33% and 7.34%, respectively, for the same periods in 2007.

Stockholders' equity was $33.4 million at June 30, 2008 compared to $35.3 million at December 31, 2007. The individual items within stockholders' equity that changed were a net loss of ($1,601,000), cash dividends declared of $316,000 ($0.16 per share), a decrease in other comprehensive income, net of tax of ($87,000) and an increase of $124,000 relating to stock option, ESOP plan transactions and other miscellaneous equity transactions.

Bank holding companies and their subsidiary banks are required by regulators to meet risk based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The following table presents these ratios as of June 30, 2008 and December 31, 2007 for the Consolidated Company and the Bank along with the regulator's minimum ratio to be considered well capitalized.

                                                                                                 To Be Well
                                                        June 30, 2008       December 31, 2007    Capitalized
                                                        -------------       -----------------    -----------
Total risk-based capital to risk-weighted assets
        Consolidated company                                14.3%                 14.5               N/A%
        Bank                                                13.9                  13.9              10.0
Tier 1 capital to risk-weighted assets
        Consolidated company                                13.1                  13.2               N/A
        Bank                                                12.6                  12.6               6.0
Tier 1 capital to average assets
        Consolidated company                                10.5                  10.5               N/A
        Bank                                                10.1                  10.1               5.0

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission's rules and forms because of the material weakness described below. Notwithstanding this material weakness, our management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)      Changes in Internal Control over Financial Reporting

Except for the material weakness described below, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company identified a material weakness in its internal control over financial reporting related to determining the allowance for loan losses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by the Company resulted from the Company not adjusting its calculation of the allowance for loan losses to fully account for several factors which occurred during the second quarter of 2008 including the continued decline in the local and national economy; exacerbation of certain negative trends in real estate values; rapid increase in energy prices; increasing regional unemployment levels; slowed demand for both new and existing housing; and the resulting stress on the Bank's real estate and development portfolios. Following its identification of the weakness, the Company determined that an additional adjustment of approximately $2.4 million to the allowance for loan losses was necessary. The material weakness was detected and the adjustment was recorded prior to the issuance of the Company's June 30, 2008 consolidated financial statements in this Form 10-Q (see Part 1 - Financial Information, Item 1 - Financial Statements) and the announcement of the Company's second quarter results in the Company's Form 8-K filed on July 30, 2008.

As a result of its determination that a material weakness exists, the Company has implemented: (i) new procedures for the determination of the allowance for loan losses requiring that certain subjective factors, such as local and national economic trends and real estate valuations, be considered more fully and be discussed with senior management and the audit committee of the board of directors, and (ii) more timely independent monitoring of the adequacy of the allowance for loan losses. While the Company believes that these actions will remediate this material weakness, it has not yet tested the operating effectiveness of such controls.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no potentially material lawsuits or other legal proceedings pending or known to be contemplated against the Company at June 30, 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Stockholders (the "Meeting"), on August 7, 2008. The purpose of the Meeting was to vote to approve the Agreement and Plan of Merger dated February 26, 2008, by and among MainSource Financial Group, Inc. ("MainSource"), the Company and 1st Independence Bank, Inc., and the merger of the Company with and into MainSource provided therein. The Agreement and Plan of Merger was approved. There were 1,433,662 votes for and 2,718 votes against and 15,434 abstentions.

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

          3.2 Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB filed on December 29, 2004).

          3.3 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 21, 2007).

         10.1 Settlement Agreement and Termination of Lease, dated June 6, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 9, 2008).

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


                                    1st INDEPENDENCE FINANCIAL GROUP, INC.


Date: August 14, 2008                   By:      /s/ R. Michael Wilbourn
                                                 -----------------------
                                                 R. Michael Wilbourn
                                                 Executive Vice President
                                                 and Chief Financial Officer

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

          3.2 Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB filed on December 29, 2004).

          3.3 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 21, 2007).

         10.1 Settlement Agreement and Termination of Lease, dated June 6, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 9, 2008).

         31.1 Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer ("Section 302 Certifications").

         31.2 Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer ("Section 302 Certifications").

         32.1           Section 1350 Certifications ("Section 906
                        Certifications").